Form 10-Q
period 1996-05-04
BANK JOS A CLOTHIERS INC /DE/
filed 1996-06-11
CIK 920033

United States Securities and Exchange Commission
                             Washington, DC  20549


                                  FORM 10 - Q


x Quarterly report pursuant to Section 13 or 14(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    May 4, 1996

                        or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number        33-76282


                          Jos. A. Bank Clothiers, Inc.

         Delaware                    5611                        36-3189198
     (State of other           (Primary Standard             (I.R.S. Employer
     jurisdiction of           Industrial                    Identification
     incorporation or          Classification                Number)
     organization)             Code Number)

   500 Hanover Pike, Hampstead, MD                           21074-2095

                                      none
                       (Former name or former address, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ x ]    No [   ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                         Outstanding as of June 11, 1996

  Common stock. $.01 par value           6,790,152

                          Jos. A. Bank Clothiers, Inc.

                                     Index

Part I. Financial Information                                       Page No.

        Item 1. Financial Statements

                Condensed Consolidated Statements                       3
                   of Income (Loss) --Three months ended
                   May 4, 1996 and April 29, 1995

                Condensed Consolidated Balance                          4
                  Sheets--as of May 4, 1996 and February 3, 1996

                Condensed Consolidated Statements                       5
                  of Cash Flows--Three months ended
                  May 4, 1996 and April 29, 1995

                Notes to Condensed Consolidated                         6-7
                  Financial Statements

        Item 2. Management's Discussion and Analysis                    8-10
                of Results of Operations and
                Financial Condition

Part II.        Other Information

        Item 6. Exhibits and Reports on Form 8-K                        10

        Signature                                                       11

PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements


                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
               Condensed consolidated statements of income (loss)
                      (In thousands except per share data)
                                  (Unaudited)

                                                Three Months  Ended
                                               May 4          April 29
                                                1996            1995

Net sales (Note 1)                         $    37,346      $   44,423
Costs and expenses:
  Cost of goods sold                            19,665          27,973
  General and administrative                     4,036           5,324
  Sales and marketing                           12,557          17,294

                                                36,258          50,591

Operating  income (loss)                         1,088          (6,168)

Interest expense, net                              715             722

Income (loss) before provision
  (benefit) for income taxes                       373          (6,890)
Provision (benefit) for income taxes               145          (2,687)

Net income (loss)                                 $228         ($4,203)

Per share information:
Net income (loss) per share                      $0.03          ($0.62)

Weighted average number of
  shares outstanding                             6,791           6,790


                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     Condensed consolidated balance sheets
                           (In thousands) (Unaudited)

                                                   May 4,          February 3,
                                                    1996              1996
ASSETS
Current Assets:
  Cash and cash equivalents                     $    647          $    644
  Accounts receivable                              5,986             3,866
Inventories:
  Raw materials                                    2,344             5,292
  Work-in-process                                  2,488             2,331
  Finished goods                                  35,888            35,650
        Total inventories                         40,720            43,273

Prepaid expenses and other
  current assets                                   3,801             4,333
Deferred and refundable income taxes               2,200             5,200
        Total current assets                      53,354            57,316

Property, plant and equipment,
        at cost                                   48,871            48,871
Accumulated depreciation and
        amortization                             (24,218)          (23,200)
          Net property, plant and equipment       24,653            25,671

Deferred income taxes                              5,091             5,967
Other assets                                       1,790             1,717
Total Assets                                    $ 84,888          $ 90,671

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $  6,666          $  8,929
  Accrued expenses                                10,127            10,896
  Current portion of long-term debt and other      1,727             1,769
        Total current liabilities                 18,520            21,594

Long-term liabilities                             30,695            33,632

        Total liabilities                         49,215            55,226

Shareholders' equity:
        Common stock                                  70                70
        Additional paid-in capital                56,333            56,333
        Accumulated deficit                      (18,810)          (19,038)
                                                  37,593            37,365

Less treasury stock                               (1,920)           (1,920)

        Total shareholders' equity                35,673            35,445
Total liabilities and shareholders' equity      $ 84,888          $ 90,671

                            See accompanying notes.
                                      -4-

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                Condensed consolidated statements of cash flows
                           (In thousands) (Unaudited)

                                                                       Three Months Ended
                                                                  May 4,             April 29,
                                                                   1996                1995
Cash flows from operating activities:
  Net income (loss)                                           $    228             $  (4,203)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Deferred taxes                                               3,876                    --
    Depreciation and amortization                                  992                 1,156
    Net (increase) decrease in operating
        working capital                                         (1,910)                  162

      Net cash provided by (used in) operating activities        3,186                (2,885)

Cash flows from investing activities:
  Additions to property, plant and equipment                      (159)                 (562)
  Proceeds from disposal of assets                                  97                    --

      Net cash flows (used in) investing activities                (62)                 (562)

Cash flows from financing activities:
  Borrowings (repayments) under long-term revolving loan
    agreement, net                                              (2,679)                3,090
  Changes in long-term debt                                       (300)                 (265)
  Payments related to debt financing                              (142)                  (75)

      Net cash (used in) provided by  financing activities      (3,121)                2,750

Net increase (decrease) in cash and cash equivalents                 3                  (697)

Cash and cash equivalents - beginning of period                    644                   737

Cash and cash equivalents - end of period                     $    647             $      40
                                                              ========             =========



                            See accompanying notes.

                                                Jos. A. Bank Clothiers, Inc.
                                                S.E.C. Form 10-Q, 5/4/96


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      BASIS OF PRESENTATION

        Jos. A. Bank Clothiers, Inc. (the Company) is a manufacturer and nationwide retailer of classic men's clothing through conventional retail stores and catalog direct marketing. In 1995, the Company discontinued its women's product line to concentrate solely on its men's business. Sales from the women's product line were $8.2 million in the first quarter of 1995.

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. These adjustments are of a normal recurring nature.

        Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's February 3, 1996 Annual Report on Form 10-K.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Inventories are stated at the lower of first-in, first-out, cost or market. The company capitalizes into inventories certain warehousing and delivery costs associated with getting its manufactured and purchased inventory to the point of sale.

        Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months.

        The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

                                                 Jos. A. Bank Clothiers, Inc.
                                                 S.E.C. Form 10-Q, 5/4/96

3.      WORKING CAPITAL

        The net change in operating working capital is composed of the following:

                                                           Three Months Ended
                                                         May 4,       April 29,
                                                          1996          1995
                                                             (in thousands)

        (Increase) in accounts receivable                $  (2,120)     $  (563)
        (Increase) decrease in inventories                   2,553       (5,039)
        (Increase) decrease in prepaids and other assets       532         (527)
        Increase (decrease) in accounts payable             (2,263)       6,404
        (Decrease) in accrued expenses                        (612)        (113)

        Net (increase) decrease in operating working
           capital                                       $  (1,910)     $   162

4.      FINANCING

        In  April  1996,  the  Company   extended  its  credit  agreement  (the
        "Credit Agreement") to April 1999 which changed the maximum borrowing under the revolver facility to $38,000,000 and provides a term loan facility of $2,000,000 payable in monthly installments over a five year period. The Credit Agreement also includes financial covenants concerning net worth and working capital, among others, and limitations on capital expenditures and additional indebtedness and a restriction on the payment of dividends. Interest rates under the amended agreement range from prime plus 1.5% to prime plus 2.0% or LIBOR plus 3.5%. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance. Substantially all assets of the Company are collateralized under the Credit Agreement.

                                                  Jos. A. Bank Clothiers, Inc.
                                                  S.E.C. Form 10-Q, 5/4/96

        Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 3, 1996.

Overview - During the three months ended May 4, 1996, the Company dramatically improved its operating income to $1.1 million from an operating loss of $6.2 million in the first quarter of 1995 (which included a $3.9 million operating loss from the recurring men's business). The first quarter of 1996 is the first period in which the Company's operations were not encumbered by the women's business which was discontinued in 1995. The Company was able to concentrate entirely on its core men's business resulting in significantly improved margins, lower operating expenses and higher tailored clothing sales.

Results of Operations - The following table is derived from the Company's Condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the Condensed consolidated statements of income
(loss), expressed as a percentage of net sales.

                                        Percentage of Net Sales
                                             Quarter Ended
                                         May 4,       April 29,
                                         1996            1995
Net Sales                               100.0%          100.0%
Costs of goods sold                      52.7            63.0

Gross profit                             47.3            37.0
General and administrative expenses      10.8            12.0
Sales and marketing expenses             33.6            38.9

Operating income (loss)                   2.9           (13.9)
Interest expense                          1.9             1.6

Income (loss) before income taxes         1.0           (15.5)
Income taxes and related items            0.4            (6.0)

Net income (loss)                         0.6%           (9.5%)



Net Sales - For the second quarter in a row, the Company achieved significant
increases in men's sales.   Men's comparable store sales for the first quarter
of 1996 increased 8.6% over the same period in the prior year and total men's sales excluding catalog sales increased $3.2 million, or 10.6%, from

$30.4 in 1995 to $33.6 million in 1996. Net sales decreased 15.9% to $37.3 million in the first quarter of 1996 from $44.4 million in the prior year's quarter due primarily to the Company repositioning its merchandising to eliminate the women's product line and focus solely on its men's business.

The Company reduced the number of catalogs mailed to prospects in the first quarter of 1996 compared to the prior year to maximize catalog earnings, which resulted in a $2.1 million decrease in men's catalog sales. The Company expects to increase mailings to prospects in the second half of 1996, when response rates are typically better.

Cost of Goods Sold - Cost of goods sold decreased to 52.7% of sales for the quarter ended May 4, 1996 from 63.0% during the same period in the prior year due to the elimination of the women's product line and the improvement of margins in the continuing men's business, particularly in tailored clothing.

General and Administrative Expenses - General and administrative expenses decreased to $4.0 million, or 10.8% of sales, in the first quarter of 1996 from $5.3 million, or 12.0% of sales, in the first quarter of 1995. Approximately $.7 million of the decrease was related to severance accrued in the first quarter of 1995 for terminated employees. The remainder of the improvement was due primarily to lower professional fees and payroll and related expenses which reflects the Company's continued focus on controlling overhead costs.

Sales and Marketing Expenses - Sales and marketing expenses decreased $4.7 million to $12.6 million, or 33.6% of sales, in the first quarter of 1996 from $17.3 million, or 38.9% in the prior year's quarter. The decrease was due primarily to the elimination of the women's product line and its related costs, the reduction of the number of catalogs mailed to prospects and lower store operating expenses.

Interest Expense - Interest expense was consistent in the first quarter of 1996 compared to the same period of 1995.

Income Taxes - The Company has net tax operating loss carryforwards (NOLs) of approximately $16 million which expire through 2011. Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that future operating income of the Company will more likely than not be sufficient to utilize fully the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $6.3 million relating to the NOLs. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Liquidity and Capital Resources - Net working capital was $34.8 million at May 4, 1996 compared to $35.7 million at February 3, 1996. At May 4, 1996, the Company had outstanding borrowings of $26.2 million under its revolving loan agreement as compared to $28.9 million at February 3, 1996.

                                                Jos. A. Bank Clothiers, Inc.
                                                S.E.C. Form 10-Q, 5/4/96


The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statement of cash flows:

                                                           Three Months Ended
                                                            May 4,  April 29,
                                                             1996     1995
Cash provided by (used in):
        Operating activities                             $ 3,186     $ (2,885)
        Investing activities                                 (62)        (562)
        Financing activities                              (3,121)       2,750
Net increase (decrease) in cash and cash equivalents     $     3     $   (697)

Cash provided by the Company's operating activities was due primarily to the $3.8 million income tax refund received from its pre-1986 parent in the first quarter of 1996. Cash used in investing activities relates primarily to continued consolidation of the Company's tailoring operations and improvements in stores, net of proceeds from the sale of fixed assets. Cash used in financing activities represented primarily repayments of the revolving loan.

The Company expects to increase its rate of capital expenditures in 1996 as it continues its program to reposition its existing store base, which includes opening and relocating several stores, downsizing stores which have more space than is needed to support the continuing men's business and closing several unprofitable stores.

In April, 1996 the Company extended its Credit Agreement to April 1999, which reduced the financial covenants and provides for a seasonal over-advance. At May 4, 1996, the Company had outstanding borrowings of $26.2 million with $9.9 million of availability compared to borrowings of $28.9 million and availability of $5.5 million at February 3, 1996. The Company believes that its current liquidity and revolving loan facility will be adequate to maintain its currently anticipated working capital needs.


PART 2. OTHER INFORMATION

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 11, 1996                            Jos. A. Bank Clothiers, Inc.
                                                         (Registrant)




                                            -------------------------------
                                            David E. Ullman
                                            Executive Vice President and Chief
                                            Financial Officer