Form 10-Q
period 1996-08-03
BANK JOS A CLOTHIERS INC /DE/
filed 1996-09-13
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10 - Q


x Quarterly report pursuant to Section 13 or 14(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    August 3, 1996

                      or

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

           Class                            Outstanding as of September 12, 1996

  Common stock. $.01 par value              6,790,152

                          Jos. A. Bank Clothiers, Inc.

                                     Index

Part I.       Financial Information                                                               Page No.
     Item 1.          Financial Statements

                      Condensed Consolidated Statements                                              3
                         of Income (Loss)--Three and six months ended
                        August 3, 1996 and July 29, 1995

                      Condensed Consolidated Balance                                                 4
                        Sheets--as of August 3, 1996 and July 29, 1995

                      Condensed Consolidated Statements                                              5
                        of Cash Flows--Six months ended
                        August 3, 1996 and July 29, 1995

                      Notes to Condensed Consolidated                                                6-7
                        Financial Statements

     Item 2.          Management's Discussion and Analysis                                           8-11
                        of Results of Operations and
                        Financial Condition

Part II.              Other Information

     Item 6.          Exhibits and Reports on Form 8-K                                               11

     Signature                                                                                       12

PART I.       FINANCIAL INFORMATION

     Item 1.          Condensed Consolidated Financial Statements


                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
               Condensed consolidated statements of income (loss)
                      (In thousands except per share data)
                                  (Unaudited)

                                                             Three Months Ended                Six Months Ended

                                                          August 3,          July 29,        August 3,      July 29,
                                                             1996              1995            1996          1995
Net sales (Note 1)                                   $      33,770     $      41,271    $      71,116    $     85,694
Costs and expenses:
  Cost of goods sold                                        19,392            24,378           39,057          52,351
  General and administrative                                 4,182             4,293            8,218           9,617
  Sales and marketing                                       11,074            15,022           23,631          32,316

                                                            34,648            43,693           70,906          94,284

Operating  income (loss)                                     (878)           (2,422)              210         (8,590)

Interest expense, net                                           37               840              752           1,562

Income (loss) before provision
     (benefit) for income taxes                              (915)           (3,262)            (542)        (10,152)
 Provision (benefit) for income taxes                        (356)           (1,272)            (211)         (3,959)

Net income (loss)                                           ($559)          ($1,990)           ($331)        ($6,193)

Per share information:
Net income (loss) per share                                ($0.08)           ($0.29)          ($0.05)         ($0.91)

Weighted average number of
  shares outstanding                                         6,790             6,790            6,790           6,790



                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     Condensed consolidated balance sheets
                           (In thousands) (Unaudited)

                                                           August 3,                    February 3,
                                                             1996                          1996
ASSETS
Current Assets:
  Cash and cash equivalents                            $       486                  $         644
  Accounts receivable                                        3,901                          3,866
Inventories:
  Raw materials                                              3,935                          5,292
  Work-in-process                                            2,399                          2,331
  Finished goods                                            31,236                         35,650
         Total inventories                                  37,570                         43,273

Prepaid expenses and other
  current assets                                             4,647                          4,333
Deferred and refundable income taxes                         2,600                          5,200
         Total current assets                               49,204                         57,316

Property, plant and equipment,
         at cost                                            47,765                         48,871
Accumulated depreciation and
         amortization                                     (24,728)                       (23,200)
           Net property, plant and equipment                23,037                         25,671

Deferred income taxes                                        4,989                          5,967
Other assets                                                 1,585                          1,717
Total Assets                                           $    78,815                  $      90,671

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $     7,564                  $       8,929
  Accrued expenses                                           9,061                         10,896
  Current portion of long-term debt                          1,816                          1,769
         Total current liabilities                          18,441                         21,594

Long-term liabilities                                       25,260                         33,632

         Total liabilities                                  43,701                         55,226

Shareholders' equity:
         Common stock                                           70                             70
         Additional paid-in capital                         56,333                         56,333
         Accumulated deficit                              (19,369)                       (19,038)
                                                            37,034                         37,365

Less treasury stock                                        (1,920)                        (1,920)

         Total shareholders' equity                         35,114                         35,445
Total liabilities and shareholders' equity             $    78,815                  $      90,671

                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                Condensed consolidated statements of cash flows
                           (In thousands) (Unaudited)


                                                                              Six  Months Ended

                                                                        August 3,               July 29,
                                                                          1996                    1995

Cash flows from operating activities:
  Net loss                                                        $       (331)             $     (6,193)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    (Increase) decrease in deferred taxes                                 3,578                   (3,979)
    Depreciation and amortization                                         1,967                     2,321
    Net increase in operating
      working capital                                                     2,617                     1,677

      Net cash provided by (used in) operating activities                 7,831                   (6,174)

Cash flows from investing activities:
  Additions to property, plant and equipment, net                         (193)                   (1,018)
  Proceeds from disposal of assets                                          841                        --

      Net cash flows provided by (used in)                                  648                   (1,018)
      investing activities

Cash flows from financing activities:
  Borrowings (repayments) under long-term revolving loan
    agreement, net                                                      (7,803)                     7,250
  Changes in long-term debt                                               (687)                     (522)
  Payments related to debt financing                                      (147)                     (225)

      Net cash provided by (used in)  financing activities              (8,637)                     6,503

Net decrease in cash and cash equivalents                                 (158)                     (689)

Cash and cash equivalents - beginning of period                             644                       737

Cash and cash equivalents - end of period                         $         486             $          48



                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/3/96


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     Jos. A. Bank Clothiers, Inc. (the Company) is a manufacturer and nationwide retailer of classic men's clothing through conventional retail stores and catalog direct marketing. In 1995, the Company discontinued its women's product line to concentrate solely on its men's business. Sales from the women's product line were $9.5 million and $17.7 million in the second quarter and first six months of 1995, respectively.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/3/96

     3.       WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                                  Six Months Ended
                                                               August 3,      July 29,
                                                                  1996          1995
                                                                    (in thousands)
     (Increase) decrease in accounts receivable               $    (35)      $  1,453
     (Increase) decrease in inventories                           5,703       (2,816)
     (Increase) decrease in prepaids and other assets             (172)         2,936
     Increase (decrease) in accounts payable                    (1,365)           927
     (Decrease) in accrued expenses and other liabilities       (1,514)         (823)

     Net increase in operating working capital                $   2,617      $  1,677

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/3/96

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 3, 1996.

Overview - During the quarter and six months ended August 3, 1996, the Company continued to focus on its core men's business after discontinuing the women's business in 1995. Operating income for the six months ended August 3, 1996 improved $8.8 million to an operating income of $.2 million from an operating loss of $8.6 for the first six months of 1995. The operating loss of $.9 million in the second quarter reflects an improvement of $1.5 million compared to 1995.

This improvement was due primarily to higher maintained margins, higher men's comparable store sales and lower operating expenses. The second quarter operating income was negatively impacted by a non-recurring cost of approximately $.4 million relating to cost overruns associated with the manufacturing of formal wear on a contract basis, which the Company has discontinued.

Results of Operations - The following table is derived from the Company's condensed consolidated statements of income (loss) and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income (loss), expressed as a percentage of net sales.

                                                          Percentage of Net Sales            Percentage of Net Sales
                                                               Quarter Ended                     Six Months Ended
                                                          August 3,        July 29,         August 3,         July 29,
                                                            1996            1995              1996              1995
Net Sales                                                  100.0%           100.0%          100.0%           100.0%
Costs of goods sold                                          57.4             59.1            54.9             61.1

Gross profit                                                 42.6             40.9            45.1             38.9
General and administrative expenses                          12.4             10.4            11.6             11.2
Sales and marketing expenses                                 32.8             36.4            33.2             37.7

Operating income (loss)                                     (2.6)            (5.9)             0.3           (10.0)
Interest expense, net                                         0.1              2.0             1.1              1.8

Income (loss) before income taxes                           (2.7)            (7.9)           (0.8)           (11.8)
Provision (benefit) for income taxes
  and related items                                         (1.0)            (3.1)           (0.3)            (4.6)

Net income (loss)                                          (1.7)%           (4.8)%          (0.5)%           (7.2)%

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 8/3/96

Net Sales - Men's sales increased for the third straight quarter. Men's comparable store sales increased over the prior year by 5.1% and 6.9% during the quarter and six months ended August 3, 1996, respectively. Total men's sales, excluding catalog sales, increased $2.4 million, or 8.4% during the quarter and $5.6 million, or 9.6% during the six months ended August 3, 1996 compared to the prior year. Total sales decreased 18.1% to $33.8 million in the quarter from $41.3 million in 1995 and 17.0% to $71.1 million during the six months from $85.7 million in 1995. These decreases were due to the Company's repositioning its merchandising to eliminate the women's product line which generated sales of $9.5 million and $17.7 million in the second quarter and first six months of 1995, respectively.

The Company reduced the number of catalogs mailed to prospects in the first six months of 1996 compared to the prior year to maximize catalog earnings, which resulted in a $0.4 million reduction in sales during the quarter and a $2.5 million decrease during the six months ended August 3, 1996. The Company expects to increase the circulation of catalogs in the second half of 1996 compared to the first half.

Cost of Goods Sold - The operating results of the second quarter of 1996 included a non-recurring cost of approximately $.4 million related to production of formal wear on a contract basis which has been discontinued. Excluding these costs, cost of goods sold improved by 2.9 percentage points for the second quarter of 1996 and by 6.8 percentage points for the six months ended August 3, 1996 compared to the same periods in the prior year. This improvement was due to the elimination of the women's product line and the improvement of margins in the continuing men's business.

General and Administrative Expenses - General and administrative expenses decreased $.1 million to $4.2 million in the quarter and by $1.4 million to $8.2 million in the six months ended August 3, 1996 compared to 1995. Approximately $.7 million of the decrease for the first six months was related to severance accrued in the first quarter of 1995 for terminated employees. The remainder of the improvement was due primarily to lower professional fees and payroll and related expenses which reflects the Company's continued focus on controlling overhead costs. These reductions were partially offset by higher employee relocation expenses.

Sales and Marketing Expenses - Sales and marketing expense continued to decrease in the second quarter both in dollars and as a percent of sales compared to 1995 due primarily to the elimination of the women's product line and its related costs, the reduction of the number of catalogs mailed to prospects and a reduction in advertising expense resulting from a shift in strategy putting a greater emphasis on direct mail.

Interest Expense - Interest expense was $0.8 million lower in both the quarter and six months ended August 3, 1996 compared to 1995 due primarily to $.6 million interest income related to an income tax refund received from the Company's pre-1996 parent and reduced borrowing levels in the second quarter.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/3/96

Income Taxes - The Company has net tax operating loss carryforwards (NOLs) of approximately $14.7 million which expire through 2011. Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that future operating income of the Company will more likely than not be sufficient to utilize fully the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $5.7 million relating to the NOLs. No assurance can be given that sufficient taxable income will be generated for full utilization of NOLs.

Liquidity and Capital Resources - Net working capital was $30.4 million at August 3, 1996 compared to $35.7 million at February 3, 1996, due primarily to the Company's improved efficiencies in inventory management which has allowed it to operate with lower inventory levels. The cash generated by the lower inventory levels was used to pay down the revolving loan, which is a non-current liability. At August 3, 1996, the Company had outstanding borrowings of $21.1 million under its revolving loan agreement as compared to $28.9 million at February 3, 1996.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statement of cash flows:

                                                    Six  Months Ended
                                                August 3,         July 29,
                                                  1996              1995

Cash provided by (used in):
         Operating activities                     $  7,831           $(6,174)
         Investing activities                          648            (1,018)
         Financing activities                      (8,637)              6,503
Net decrease in cash and cash equivalents         $  (158)           $  (689)


Cash provided by the Company's operating activities was due primarily to an income tax refund received from its pre-1986 parent and lower inventory levels in the first six months of 1996. Cash used in investing activities relates primarily to continued consolidation of the Company's tailoring operations and improvements in stores, net of proceeds from the sale of one of the Company's three manufacturing plants. Cash used in financing activities represented primarily repayments of the revolving loan.

The Company expects to increase its rate of capital expenditures in 1996 as it continues its program to reposition its existing store base, which includes opening four new stores in the fourth quarter of 1996 and relocating three stores.

In April, 1996 the Company extended its Credit Agreement to April 1999, which reduced the financial covenants and provides for a seasonal over-advance. At September 12, 1996, the Company had outstanding borrowings of $22.7 million with $7.8 million of availability compared to borrowings of $28.9 million and availability of $5.5 million at February 3, 1996. The Company believes that its current liquidity and revolving loan facility will be adequate to maintain its currently anticipated working capital and investment needs.



PART 2.  OTHER INFORMATION

Not applicable.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:                   , 1996              Jos. A. Bank Clothiers, Inc.
                                               (Registrant)





                                             David E. Ullman
                                             Executive Vice President and Chief
                                             Financial Officer