Form 10-Q
period 1996-11-02
BANK JOS A CLOTHIERS INC /DE/
filed 1996-12-09
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                  FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    November 2, 1996

                      or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number        0-23874


                          Jos. A. Bank Clothiers, Inc.

    Delaware                          5611                      36-3189198
(State incorporation)           (Primary Standard             (I.R.S. Employer
                                 Industrial                    Identification
                                 Classification                Number)
                                 Code Number)

   500 Hanover Pike, Hampstead, MD                              21074-2095

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

           Class                              Outstanding as of December 2,1996

       Common stock. $.01 par value           6,790,152

                          Jos. A. Bank Clothiers, Inc.

                                     Index

Part I.       Financial Information                                    Page No.

     Item 1.          Financial Statements

                      Condensed Consolidated Statements                  3
                         of Income (Loss) - Three and Nine
                         Months ended November 2, 1996
                         and October 28, 1995

                      Condensed Consolidated Balance                     4
                        Sheets - as of November 2, 1996 and
                         February 3, 1996

                      Condensed Consolidated Statements                  5
                        of Cash Flows - Nine months ended
                        November 2, 1996 and October 28, 1995

                       Notes to Condensed Consolidated                   6-7
                        Financial Statements

     Item 2.          Management's Discussion and Analysis               7-11
                        of Results of Operations and
                        Financial Condition

Part II.      Other Information

     Item 1.          Legal Proceedings                                  12

     Item 6.          Exhibits and Reports on Form 8-K                   12

                      (a) Exhibits - Exhibit 27-Financial Data Schedule (EDGAR filing only)

Signatures                                                               13

PART I.       FINANCIAL INFORMATION

     Item 1.          Condensed Consolidated Financial Statements


                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed consolidated statements of operations
                      (In thousands except per share data)
                                  (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                             --------------------------      ------------------------
                                             Nov. 2,          Oct. 28,        Nov. 2,        Oct. 28,
                                              1996             1995            1996           1995
                                             -------         --------        --------       --------
Net sales (Note 1)                           $36,817         $37,838         $107,933       $123,532
Costs and expenses:
  Cost of goods sold                          19,542          21,798           58,599         74,149
  General and administrative                   3,588           3,395           11,806         13,012
  Sales and marketing                         12,847          15,009           36,478         47,325
                                             -------         -------         --------       --------
                                              35,977          40,202          106,883        134,486
                                             -------         -------         --------       --------

Operating  income (loss)                         840          (2,364)           1,050        (10,954)

Interest expense, net                            662             986            1,414          2,548
                                             -------         -------         --------       --------
Income (loss) before provision
     (benefit) for income taxes                  178          (3,350)            (364)       (13,502)
 Provision (benefit) for income taxes             69          (1,307)            (142)        (5,266)
                                             -------         -------         --------       --------
Net income (loss)                            $   109         $(2,043)        $   (222)      $ (8,236)
                                             =======         =======         =========      ========
Per share information:
Net income (loss) per share                  $  0.02         $ (0.30)        $  (0.03)      $  (1.21)
                                             =======         =======         =========      ========
Weighted average number of
  shares outstanding                           6,828           6,790            6,790          6,790
                                             =======         =======         =========      ========



                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     Condensed consolidated balance sheets
                           (In thousands) (Unaudited)

                                                          November 2,          February 3,
                                                            1996                  1996
                                                          -----------          -----------
ASSETS
Current Assets:
  Cash and cash equivalents                               $    263              $    644
  Accounts receivable                                        5,770                 3,866
Inventories:
  Raw materials                                              3,948                 5,292
  Work-in-process                                            3,616                 2,331
  Finished goods                                            36,193                35,650
                                                            ------                ------
    Total inventories                                       43,757                43,273
                                                            ------                ------

Prepaid expenses and other
  current assets                                             4,414                 4,333
Deferred and refundable income taxes                         2,600                 5,200
                                                             -----                 -----
    Total current assets                                    56,804                57,316
                                                            ------                ------

Property, plant and equipment,
  at cost                                                   47,835                48,871
Accumulated depreciation and
  amortization                                             (25,340)              (23,200)
                                                          --------               -------
   Net property, plant and equipment                        22,495                25,671
                                                            ------               -------

Deferred income taxes                                        4,948                 5,967
Other assets                                                 1,455                 1,717
                                                             -----                 -----
Total Assets                                              $ 85,702              $ 90,671
                                                            ======                ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $ 13,141              $  8,929
  Accrued expenses                                          10,174                10,896
  Current portion of long-term debt                          1,750                 1,769
                                                             -----                 -----
    Total current liabilities                               25,065                21,594

Long-term liabilities                                       25,414                33,632
                                                            ------                ------

    Total liabilities                                       50,479                55,226
                                                            ------                ------

Shareholders' equity:
   Common stock                                                 70                    70
   Additional paid-in capital                               56,333                56,333
   Accumulated deficit                                     (19,260)              (19,038)
                                                           -------              --------
                                                            37,143                37,365

Less treasury stock                                         (1,920)               (1,920)
                                                           -------               -------

    Total shareholders' equity                              35,223                35,445
                                                            ------                ------
Total liabilities and shareholders' equity                $ 85,702              $ 90,671
                                                            ======                ======

                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed consolidated statements of cash flows
                           (In thousands) (Unaudited)

                                                                            Nine Months Ended
                                                                   --------------------------------------
                                                                   November 2,                October 28,
                                                                     1996                        1995
                                                                   -----------                -----------
Cash flows from operating activities:
  Net loss                                                           $   (222)                   $ (8,236)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    (Increase) decrease in deferred taxes                               3,619                      (4,954)
    Depreciation and amortization                                       2,929                       3,501
    Net increase in operating
    working capital                                                     1,537                      (1,293)
                                                                        -----                      -------

     Net cash provided by (used in) operating activities                7,863                      (8,396)
                                                                        -----                      -------

Cash flows from investing activities:
   Additions to property, plant and equipment                            (599)                     (1,773)
   Proceeds from disposal of assets                                       873                          --
                                                                       ------                    --------


     Net cash provided by (used in) investing activities                  274                      (1,773)
                                                                       ------                     -------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement                          21,527                      44,600
  Repayment under long-term Credit Agreement                          (28,629)                    (34,090)
  Changes in other long-term debt, net                                 (1,269)                       (802)
  Payments related to debt financing                                     (147)                       (225)
                                                                      -------                     --------

     Net cash provided by (used in) financing activities               (8,518)                      9,483
                                                                       ------                       -----

Net decrease in cash and cash equivalents                                (381)                       (686)

Cash and cash equivalents - beginning of period                           644                         737
                                                                          ---                         ---

Cash and cash equivalents - end of period                            $    263                    $     51
                                                                          ===                          ==


                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/2/96


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     Jos. A. Bank Clothiers, Inc. (the Company) is a manufacturer and nationwide retailer of classic men's clothing through conventional retail stores and catalog direct marketing. In 1995, the Company discontinued its women's product line to concentrate solely on its men's business. Sales from the women's product line were $7.0 million and $24.7 million in the third quarter and first nine months of fiscal 1995, respectively.

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

     Certain reclassifications have been made to the October 28, 1995 statements of cash flows in order to conform with the November 2, 1996 presentation.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/2/96


     3.       WORKING CAPITAL

     The net change in operating working capital is composed of the following:


                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                                Nov. 2,        Oct. 28,
                                                                                 1996             1995
                                                                               ---------        --------
                                                                                    (in thousands)
     (Increase) in accounts receivable                                         $(1,904)        $(1,857)
     (Increase) in inventories                                                    (484)           (187)
     Decrease in prepaids and other assets                                          103           2,843
     Increase in accounts payable                                                 4,212             372
     Increase (decrease) in accrued expenses and other liabilities                (390)             122
                                                                                  -----             ---

     Net increase in operating working capital                                 $  1,537        $  1,293
                                                                                  =====           =====

4.   FINANCING

     In April 1996, the Company extended its credit agreement (the "Credit Agreement") to April 1999 which changed the maximum borrowing under the revolver facility to $38,000,000 and provides a term loan facility of $2,000,000 payable in monthly installments over a five year amortization period, with the unpaid balance due in April 1999. The Credit Agreement also includes financial covenants concerning net worth and working capital, among others, and limitations on capital expenditures and additional indebtedness and a restriction on the payment of dividends. Interest rates under the amended agreement range from prime plus 1.5% to prime plus 2.0% or LIBOR plus 3.5%. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance. Substantially all assets of the Company are collateralized under the Credit Agreement.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/2/96

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 3, 1996.

Overview - During the quarter and nine months ended November 2, 1996, the Company continued to focus on its core men's business after discontinuing the women's business in 1995. Operating income for the nine months ended November 2, 1996 improved $12.1 million to an operating income of $1.1 million from an operating loss of $11.0 for the first nine months of 1995. The operating income of $.8 million in the third quarter reflects an improvement of $3.2 million compared to 1995.

The turnaround in operating results for the nine months ended November 2, 1996 was due primarily to a) higher maintained margins which were driven by strong suit sales, b) the elimination of the unprofitable, lower margin women's business, c) comparable store men's sales increases of 11.2 percent and 19.3 percent for the nine months and quarter, respectively, d) lower operating expenses and e) the closure of several unprofitable stores. The Company has also restructured several leases to support its men's-only business, adjusted its manufacturing capacity, moved several stores and lowered its store selling expenses. The increased men's comparable store sales was generated on men's inventory levels that were approximately $7.5 million lower than the prior year as the Company improved its inventory turns.


The Company has not completely replaced the volume generated by the women's division which generated sales of $7.0 million and $24.7 million in the third quarter and first nine months of fiscal 1995, respectively. To increase sales and improve the leverage of its assets, the Company is opening new stores including six stores that were opened in fall 1996. The Company also plans to open additional stores in 1997.

The Company's availability under its Credit Agreement has increased to $19.7 million at December 2, 1996 compared to $5.0 million at the same time in 1995.

Results of Operations - The following table is derived from the Company's condensed consolidated statements of income (loss) and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income (loss), expressed as a percentage of net sales.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 11/2/96

                                                          Percentage of Net Sales         Percentage of Net Sales
                                                                 Quarter Ended                Nine Months Ended
                                                          -------------------------       -------------------------
                                                           Nov. 2,         Oct. 28,       Nov. 2,          Oct. 28,
                                                            1996            1995            1996             1995
                                                          --------         ------         -------           ------
Net Sales                                                  100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                           53.1             57.6            54.3             60.0
                                                             ----             ----            ----             ----

Gross profit                                                 46.9             42.4            45.7             40.0
General and administrative expenses                           9.7              9.0            10.9             10.5
Sales and marketing expenses                                 34.9             39.7            33.8             38.3
                                                             ----             ----            ----             ----

Operating income (loss)                                       2.3            (6.3)             1.0            (8.8)
Interest expense, net                                         1.8              2.6             1.3              2.1
                                                              ---              ---             ---              ---

Income (loss) before income taxes                              .5            (8.9)            (.3)           (10.9)
Provision (benefit) for income taxes
  and related items                                            .2            (3.5)              .1            (4.3)
                                                               --            -----              --            -----

Net income (loss)                                             .3%           (5.4)%           (.2)%           (6.7)%
                                                              ===           ======           =====           ======

Net Sales - Men's comparable store sales improved for the fourth straight quarter, with increases over the prior year of 19.3% and 11.2% during the quarter and nine months ended November 2, 1996, respectively. Total men's sales increased $6.0 million, or 19.5% during the quarter and $9.1 million, or 9.2% during the nine months ended November 2, 1996 compared to the prior year. The increased sales were driven primarily by strong suit sales.

Total sales for the quarter ended November 2, 1996 decreased 2.7% to $36.8 million from $37.8 million in 1995 and decreased 12.6% to $107.9 million during the nine months from $123.5 million in 1995. These decreases were due to the Company's repositioning its merchandising to eliminate the women's product line which generated sales of $7.0 million and $24.7 million in the third quarter and first nine months of fiscal 1995, respectively.

The Company reduced the number of catalogs mailed to prospects in the first six months of 1996 compared to the prior year to maximize catalog earnings, which resulted in a $2.5 million decrease in sales during the six months ended August 3, 1996. The Company increased the circulation of catalogs in the third quarter of 1996 compared to the prior year which resulted in a $1.1 million increase in men's catalog sales during such period.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 11/2/96

Cost of Goods Sold - Gross profit improved by 4.5 percentage points for the third quarter of 1996 and by 5.7 percentage points for the nine months ended November 2, 1996 compared to the same periods in the prior year. This improvement was due to the elimination of the women's product line and the improvement of margins in the continuing men's business, particularly in the higher margin suit and tie categories. Gross profit also improved as the Company consolidated its in-store tailoring operations into several Company-owned overflow shops. The nine months of 1996 operating income includes a non-recurring cost of approximately $.4 million relating to cost overruns associated with the manufacturing of formal wear on a contract basis, which the Company has discontinued.

General and Administrative Expenses - General and administrative expenses increased $.2 million to $3.6 million in the quarter and decreased $1.2 million to $11.8 million in the nine months ended November 2, 1996 compared to 1995. Approximately $.7 million of the decrease for the first nine months was related to severance in the first quarter of 1995 for terminated employees. The remainder of the improvement was due primarily to lower professional fees and payroll and related expenses which reflects the Company's continued focus on controlling overhead costs. These reductions were partially offset by higher employee relocation expenses, particularly in the third quarter of 1996.

Sales and Marketing Expenses - Sales and marketing expense continued to decrease in the third quarter both in dollars and as a percent of sales compared to 1995 due primarily to a) more efficient retail store advertising expenditures resulting from a shift in strategy putting a greater emphasis on direct mail, b) the elimination of the women's product line and its related costs, and c) the reduction of the number of catalogs mailed to prospects in the first half of 1996. The third quarter of 1996 operating income includes $.3 million of income from a lease settlement.

Interest Expense - Interest expense was $.3 million lower in the third quarter ended November 2, 1996 compared to the same period in 1995 due primarily to lower inventories. Interest expense decreased $1.1 million for the nine months ended November 2, 1996 as a result of $.6 million interest income related to an income tax refund received from the Company's pre-1986 parent and lower inventories.

Income Taxes - The Company has net tax operating  loss  carryforwards  (NOLs) of approximately $20 million which expire through 2011. The NOLs were generated during periods in which the Company operated its women's business along with the men's business. In 1995, the Company discontinued its women's business to focus its efforts on its men's business. Realization of the future tax benefits of the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of earnings and its repositioning strategy that was discussed earlier, that future earnings of the Company will more likely than not be sufficient to utilize at least $16 million of the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $5.7 million relating to the NOLs. The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1992 through 1994, as adjusted for unusual charges. Management believes that although the prior earnings and current year repositioning results might justify a higher amount, the $5.7 million represents a reasonable estimate of the future utilization of the NOLs and will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 11/2/96

Liquidity and Capital Resources - At December 2, 1996, the Company had outstanding borrowings of $15.1 million with $19.7 million of availability under its Credit Agreement compared to borrowings of $28.9 million and availability of $5.5 million at February 3, 1996. The Company's availability at December 2, 1996 has increased by $14.7 million compared to the same time in 1995. The cash was generated principally by a) the lower inventory levels, b) better terms with vendors, c) the tax refund from its pre-1986 parent and d) reduced letter of credit requirements from several landlords. In April, 1996 the Company extended its Credit Agreement to April 1999, which reduced the financial covenants and provides for a seasonal over-advance.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                     Nine  Months Ended
                                                   -------------------------
                                                   Nov. 2,          Oct. 28,
                                                     1996             1995
                                                   --------         --------
Cash provided by (used in):
         Operating activities                      $ 7,863          $(8,396)
         Investing activities                          274           (1,773)
         Financing activities                       (8,518)           9,483
                                                    -------           -----
Net (decrease) in cash and cash equivalents        $  (381)         $  (686)
                                                     ======           ======


Cash provided by the Company's operating activities was due primarily to the income tax refund received from its pre-1986 parent and lower inventory levels in the first nine months of 1996. Cash used in investing activities relates primarily to leasehold improvements in stores and continued consolidation of the Company's tailoring operations, net of proceeds from the sale of one of the
Company's three manufacturing plants. Cash used in financing activities represents primarily repayments of the revolving loan under the Credit Agreement.

The Company spent $.6 million on capital expenditures through November 2, 1996 as it continues its program to reposition its existing store base, which includes opening four new stores in fall 1996 and relocating three stores. The Company also opened two new franchise stores in 1996. The Company expects to spend up to $2.1 million in the fourth quarter of 1996 as it completes the opening of its four new stores. The Company also closed two unprofitable full-line stores in 1996, as well as five catalog stores. These stores accounted for less than 1.6% of sales in 1995.

The Company believes that its current liquidity and Credit Agreement will be adequate to maintain its currently anticipated working capital and investment needs.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 11/2/96

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been named in an unfair labor practice charge filed by the Regional Joint Board, Union of Needletrades, Industrial and Textile Employees (Baltimore Regional Office, National Labor Relations Board Case No. 5-CA-26484). An arbitration to consider this matter is scheduled for February 17, 1997. The Company denies the charge and intends to vigorously defend its position.

Item 6.  Exhibit

(a)      Exhibit 27 - Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 6, 1995       Jos. A. Bank Clothiers, Inc.
                               (Registrant)



                               _________________________________________
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer



                               _________________________________________
                               Richard E. Pitts
                               Assistant Vice President