Form 10-K
period 1997-02-01
BANK JOS A CLOTHIERS INC /DE/
filed 1997-04-30
CIK 920033

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended February 1, 1997 ("Fiscal 1996").

[ ] Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from to ______.

                        [Commission file number 0-23874]

                          JOS. A. BANK CLOTHIERS, INC.
            (Exact name of registrant as specified in its character)

                  Delaware                              36-3189198
           (State of Incorporation)         (I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD                            21074
 (Address of principal executive offices)                (zip code)

                                 (410) 239-2700
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:      Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                                                            None
                  -------------------
Common Stock (the "Common Stock") par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No
    ---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III for this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 25, 1997 was approximately $25,891,267.

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 25, 1997 was 6,791,152.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on June 10, 1997 are incorporated by reference into Part III hereof.

Index to the exhibits appears on Page 18.

                                     PART I
Item 1.           BUSINESS

General

         Jos. A. Bank Clothiers, Inc., (the "Company"), established in 1905, is a retailer, cataloger and manufacturer of Men's tailored and casual clothing and accessories. The Company's products are sold exclusively under the Jos. A. Bank label through its 68 Company-operated retail stores, 4 outlet stores and 8 franchise stores located throughout the Northeast, Midwest, South and
Mid-Atlantic regions of the U.S., as well as through the Company's nationwide catalog operations. The Company's products are targeted at the male career professional, and its marketing emphasizes the Jos. A. Bank line of quality tailored and casual clothing, which is offered at price points typically established at 20-30% below those of its principal competitors for items of comparable quality. The Company believes that it is able to achieve this pricing advantage for its men's suits, sport coats and pants, primarily by its designing and manufacturing capabilities, and for other clothing and accessories by effectively sourcing and negotiating with vendors. The Company has two principal, wholly owned subsidiaries, The Joseph A. Bank Mfg. Co., Inc., (the "Manufacturer") and National Tailoring Services, Inc. ("NTS").

History

         In May 1991, the Company completed a debt and capital restructuring, under which the Company issued a combination of new preferred stock and Common Stock in exchange for all of its then outstanding preferred stock and Common Stock, senior subordinated notes and subordinated debentures issued in connection with the 1986 leveraged acquisition of the Company. As a result of this restructuring, JAB Holdings, Inc., a Delaware corporation ("Holdings"), was created and issued $47.4 million aggregate principal amount of 8% Secured Notes due December 31, 1998 (the "Notes") to the Company's former debtholders. There were no cash proceeds from the issuance of the Notes. During its existence, Holdings had no operations and did not incur any costs or expenses on behalf of the Company. As a result of this restructuring, Holdings became the holder of 90% of the Company's Common Stock.

         As of January 29, 1994, the Company and Holdings completed a capital restructuring, the overall substantive effect of which was to eliminate all of the debt incurred in connection with the 1986 leveraged acquisition of the Company. In connection with such restructuring, Holdings entered into an exchange agreement (the "Exchange Agreement") with the holders of its Notes pursuant to which all Notes were exchanged for common stock of Holdings. Concurrently with the execution of the Exchange Agreement, the Company entered into a merger and exchange agreement (the "Merger and Exchange Agreement") with Holdings and the Company's other stockholders. Pursuant to the Merger and Exchange Agreement: (i) the Company's preferred stock was converted into Common Stock; (ii) Holdings' common stock was converted into the Company's Common
Stock; (iii) all existing shares of the Company's Common Stock other than the shares issued in exchange for the Company's preferred stock or Holdings' common stock were canceled; and (iv) Holdings was merged into the Company.

         On May 10, 1994, the Company sold 2,000,000 shares of its Common Stock for $10.00 per share in connection with an initial registration with the Securities Exchange Commission. The net proceeds of $16,894,000 were used to pay off long-term debt of approximately $8,100,000 and for the opening of new stores.

         In the first half of fiscal 1995, the men's and women's apparel industries began suffering a significant down-turn. In the face of a potential cash shortage and other factors affecting the women's business, the Company decided to discontinue the women's product line (which was sold in the same stores as the men's products) to generate cash. The women's product line represented approximately $33 million and $26 million of sales in fiscal 1994 and 1995, respectively (or 19% and 15% of sales, respectively). With this loss of the women's volume, and with the men's business experiencing a decline (but improving) certain previously-profitable stores became unprofitable since the store rents remained basically unchanged. Given these events, the Company performed a store-by-store analysis to determine which stores were losing money and not expected to generate future cash flows that were sufficient to support the book values of the related store assets. Based upon this analysis, the Company determined that (a) certain stores needed to be closed, down-sized or relocated and (b) a provision of $3.5 million was required to write-down specific store leasehold improvements and equipment and to cover costs of exiting several store locations.

         During fiscal year 1996, the Company focused on its core men's business after discontinuing the women's business in 1995. Operating income for the year ended February 1, 1997 improved $18.0 million to an operating income of $2.4 million from an operating loss of $15.6 million in 1995. The Company improved its operating income in each quarter during fiscal 1996 compared to the same quarter in fiscal 1995. The turnaround in operating results for the year ended February 1, 1997 was due primarily to a) higher maintained margins which were driven by strong suit sales, b) the elimination of the unprofitable, lower margin women's business, c) men's comparable store sales increase of 9.3 percent, d) lower operating expenses and e) the closure of several unprofitable stores. The Company also restructured several leases to support its men's-only business, adjusted its manufacturing capacity, relocated three stores and lowered its store selling expenses. The increased men's comparable store sales was generated on men's average inventory levels that were approximately $5.6 million lower than the prior year as the Company improved its inventory turns as well as its product selection.

         The Company has not completely replaced the volume generated by the women's division which generated sales of approximately $26 million in fiscal 1995. To increase sales and improve the leverage of its assets, the Company is opening new stores, including six stores that were opened in fall 1996. The Company expects to open up to ten new stores in 1997.

Strategy

         The Company's strategy is to further enhance its competitive position in men's proprietary label, updated apparel, including a full line of casual wear, and accessories and to capitalize on the strength of the Jos. A. Bank name and reputation through enhanced product offerings within its existing store base and to increase the number of full-line stores, primarily in existing markets.

         Store and Catalog Operations and Growth. The Company's strategy is to operate its stores and catalogs as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores or catalogs. The Company believes that the synergy between the Company stores and catalogs offers an important convenience to its customers and a competitive advantage to the Company in identifying new store sites and testing new business concepts. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic. The Company believes there are opportunities to develop spin-off catalogs to the existing customer base to grow the catalog volume.

         The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and entering new markets. The Company opened four new full-line stores and two franchise stores in fall 1996 and it expects to open up to ten new stores in 1997. Substantially all of the stores to be opened in 1997 will be placed in existing markets which allows the Company to leverage its existing advertising, management and distribution.

         Competitive Pricing and Aggressive Promotion. The Company is a value oriented retailer with price points typically established at 20% to 30% below those of its principal competitors for items of comparable quality. In addition to the Company's everyday values, the Company has a Corporate Card program, which provides employees of participating businesses and their families with discounts on all Jos. A. Bank merchandise, and runs promotions throughout the year, such as wardrobe and trade-in sales, designed to generate store traffic and create shopping excitement.


Merchandising

         The Company's target customer is a professional man, age 25 to 55, who is well-educated and relatively affluent. The Company's merchandising strategy focuses on achieving an updated classic look. The Company's stores offer a distinctive collection of proprietary label, classic career clothing and accessories, as well as casual wear for men, all made exclusively by or for the Company in predominantly natural fibers. The men's line includes all clothing and accessories necessary to dress the career man from head to toe, including suits, shirts, vests, ties, sport coats, pants, formal wear, overcoats, mufflers, sweaters, belts and braces, socks and underwear.

         The market for classic quality men's clothing is segmented at various points in men's careers and the Company has designed special collections to target these segments:

         "Signature Collection" - is designed for the man who has achieved success and is willing to pay for the value of the best fabric, superior quality and extra details.

         "Corporate Collection" - was created for the confident executive who is making his mark and is looking to set himself apart. It features updated, tailored clothing and dress furnishings offered in a range of fabrics and silhouettes that reflect current trends in the men's market.

         "Executive Collection" - is designed for the executive creating or replenishing his wardrobe essentials. It includes tailored clothing and dress furnishings in a broad range of basic fabrics and styles at affordable prices.

         "Joe's Casual" - was created for the man who seeks the same quality for leisure wear as for their working lives. Classic sportswear featuring quality, styling, fabric and details comparable to brands which are considerably more expensive.

         Since Spring 1991, the Company has offered its male customers its Business Express line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous fabric choices. Matching vests are also available in selected fabrics. The Business Express line allows a customer to buy a suit with minimal alteration that fits their unique body size, similar to a custom-made suit. Jos.
A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage.

         The Company also signed a five-year agreement with David Leadbetter, a world-renowned golf professional, to produce golf and other apparel under his name. This line will be available in the Company's stores and catalog in fall 1997.

Design and Purchasing

         The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company's merchandising and buying staffs working in conjunction with either the Company's manufacturing division or contract manufacturers. The merchandising and buying staffs oversee the development of each product in terms of style, color and fabrication. Because the Company's designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers. The process of creating a new garment begins approximately nine months before the product's expected in-store date. In addition to being responsible together with the merchandising staff for selecting and developing appropriate products, the Company's buying staff is also responsible for providing the catalog operations and stores with the correct amount of products at all times.

         The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by effectively sourcing piece goods and then having merchandise manufactured to its own specifications by contract manufacturers, either domestically or abroad, or in its own manufacturing facility. For example, the Company currently buys quality English and Italian wool for some of its suits and Italian silk for its neckwear, and then has the suits made at its factory and neckwear hand sewn by contract manufacturers in the U.S. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company's competitors. All clothing manufactured for the Company by contract manufacturers must conform to the Company's rigorous specifications with respect to standardized sizing and quality.

         The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any piece goods vendor or contract manufacturer. During fiscal 1996, Burlington Industries, Inc., Warren Corporation, Eighteen International 1981, Ltd., and High Mill Textiles accounted for over 70% of the piece goods purchased by the Company. The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that is has good relationships with its piece goods vendors and contract manufacturers and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Marketing, Advertising and Promotion

Strategy

         Historically, the Company pursued a traditional or mass marketing approach in support of it's retail locations. In 1996, in addition to employing print and radio medias to convey its message, direct mail usage was enhanced to achieve improved marketing efficiency. Core to each campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at price points typically established at 20-30% below those of its principal competitors for items of comparable quality. The Company has a database of over one million customers who have made purchases from either the catalog and/or retail stores. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

         In 1997, the Company is allocating a portion of its marketing expenditures to image advertising on CNN Headline News. The Company believes that it has strong brand recognition and wants to increase the awareness of its name as a complement to its store opening strategy.

Product Specific Sales and Promotional Events

         Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. Examples are the trade-in sale whereby a customer receives $75 off the purchase of a suit by "trading-in" an old suit which is donated to charity and the $199 suit sale. These sales are used to complement promotional events and to meet the needs of the customers. These events also include the wardrobe sale and the clearance and roundup sales. Twice a year the Company stores conduct wardrobe sales in which customers who purchase certain levels of merchandise receive an additional amount of merchandise selected free. At the end of each season, the Company stores conduct clearance sales to promote the sale of that season's merchandise.

Corporate Card

         Through the Corporate Card program, the Company issues corporate discount cards to employees of major companies. The card provides the holder and members of his or her immediate family with a discount on all regularly priced merchandise. The Company believes that this program enhances customer loyalty from a core base of customers.

Apparel Incentive Program

         Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement. The Company also redeems proprietary gift certificates marketed by major premium/incentive companies through its stores and catalogs.

Jos. A. Bank Credit Card

         In addition to accepting cash, checks and major credit cards, since 1992 the Company has offered customers its own credit card. The Company pays an independent contractor to administer the Jos. A. Bank credit card and assume all credit risks. The Company believes that the Jos. A. Bank credit card enhances customer loyalty while providing the customer with additional credit. At the end of fiscal 1996, the Company had approximately 97,000 credit card accounts, and sales through the Jos. A. Bank credit card represented approximately 5% of total retail sales for the year. The Jos. A. Bank credit card also provides the Company with an important tool for building its customer mailing list.

Stores

         At April 18, 1997, the Company operated 68 retail stores and 4 outlet stores and had 8 franchise locations in a total of 30 states and the District of Columbia. The following table sets forth the region and market of the 80 stores that were open at such date.

JOS. A. BANK STORES


                                    Total #
Region & Market                     Of Stores
---------------                  --------------

Northeast
Connecticut                         2
New York                            5
Massachusetts                       2
New Hampshire                       1
Rhode Island                        1
                                  ----
         Subtotal ...............  11
                                  ----

Mid-Atlantic
Delaware                            1
New Jersey                          3
Maryland                            6(b)
Pennsylvania                        5(b)
Washington, D.C.                    1
                                  ----
         Subtotal ...............  16
                                  ----


West
Denver, Colorado                    1
                                  ----
         Subtotal ...............   1
                                  ----


Midwest
Kansas                              1
Illinois                            6(a)
Indiana                             1
Michigan                            3
Minnesota                           1
Missouri                            1
Ohio                                4
Wisconsin                           1
                                  ----
         Subtotal ................ 18



                                    Total #
Region & Market                     Of Stores
---------------                  --------------

South
Alabama                             2(a)
Florida                             3
Georgia                             3(a)
North Carolina                      5(a)
South Carolina                      1
Kentucky                            1
Louisiana                           1(a)
Mississippi                         1(a)
Tennessee                           3(a)
Texas                               6
Virginia                            7(a),(b)
West Virginia                       1
                                  ----
         Subtotal ..............   34
                                  ----

                  TOTAL            80
                                  ====

(a) Indicates one or more franchise stores.
(b) Indicates one or more outlet stores.

         During 1996, the Company opened four new full-line stores and two franchise stores, and closed two unprofitable full-line stores and five catalog stores. The stores that were closed represented approximately 2% of sales in fiscal 1995.

         The Company-operated stores are located in a variety of retail settings, including high income shopping areas, malls, specialty village centers and urban locations. In general, the store space in existing stores is divided as follows: 71% selling space, 10% stockroom, 9% tailor shop and 10% service area. The full-line stores average 8,500 square feet, with sizes ranging from 4,500 square feet to 19,000 square feet. A new store model has been developed to support the mens-only business which requires approximately 5,000 square feet. The selling space in newer stores is typically higher than the average, (approximately 80%), as the Company decreased the space dedicated to the stockroom, service area and tailor shop. The newer stores are designed to utilize regional overflow tailor shops which allows the use of smaller tailor shops within each store. Each store's selling area is designed to present a broad selection of products with great depth of inventory, and is divided generally as follows: 35% men's tailored clothing; 40% other men's clothing and accessories; and 5% fitting rooms.

         The Company's principal consideration in selecting store sites is finding locations with excellent sales potential coupled with reasonable rental rates. Stores in suburban areas are usually not located in malls, but in high-income shopping areas near major malls. In urban locations, stores are generally located in major retail or financial areas. Since the Company believes that its stores are destination stores and that its customer do not like to be inconvenienced, the Company stores are generally most successful in locations that are easily accessible and provide sufficient parking. Thus, when stores are located within a mall, they often have a private entrance to the parking area.

         The Company has developed a standard store design to appeal to the Company's quality oriented customers while remaining consistent with the Company's value image. The design is based on the use of wooden fixtures with glass shelving, Shaker style furniture with numerous tables to feature fashion merchandise, carpet, quilted wall hangings and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. The Company developed this standard design to effect cost savings in the design and construction of new stores.

         Stores normally employ a total of 5 to 25 full- and part-time sales associates depending on their size. Store management consists of a store manager and two or three department managers who are also sales associates. The typical store manager has ten to fifteen years of experience in the tailored clothing industry. Store management receives compensation in the form of a base salary plus a bonus based on achieving targeted profit goals. In addition, store managers are required to meet sales quotas. Sales associates receive a base salary against a commission. A number of programs offer incentives to both management and sales associates to increase sales.

         The Company attributes part of its success to its customer service policies. The Company encourages sales associates to develop one-on-one relationships with their customers. Sales associates maintain personal business planners containing information on customers' sizes, favorite styles and colors and are encouraged to call their customers when new items are stocked and before special promotions. The Company strives to create an environment in its stores in which sales associates are responsive to customers' needs. Sales associates are encouraged to assist customers in merchandise selection and wardrobe coordination, and thereby encourage multiple purchases.

         Each full line store has a tailor shop which provides a range of tailoring services. Approximately 79% of the tailor shops are owned by the Company, and the remainder are leased to independent tailors. The Company plans to convert most of the leased shops to Company-owned shops in 1997. The Company guarantees all the tailoring work and controls the pricing structure used in all stores. In addition, NTS, the Company's wholly-owned tailoring subsidiary, provides alteration services primarily to the Company's stores and, to a lesser extent, outside retailers. NTS has four locations - Houston (leased location), Atlanta (leased location), Chicago (in present store) and Hampstead, MD (in distribution facility). Operating NTS has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to NTS. These overflow shops experience higher productivity as the tailors are not interrupted by store personnel during the course of the day. In every store, the store manager and certain additional staff have been trained to fit tailored clothing for alterations.

         The Company has eight franchise locations. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of sales. To assure that customers at franchise locations receive the same personalized service offered at Company operated stores, the Company typically requires certain franchisee employees to attend a Company sponsored training program. In addition, franchisees are required to present and sell merchandise according to the Company standardized procedures and to maintain and protect the Company's reputation for high quality, classic clothing. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company.

         The Company presently has four outlet stores which are used to liquidate excess merchandise and typically offer first quality products at a reduced price. Because of the classic character of the Company's merchandise and aggressive store clearance promotions, historically the Company has not had significant quantities of merchandise to sell through its outlet stores.

Catalog

         The Company's catalogs offer potential and existing customers convenience in ordering the Company's merchandise. In fiscal 1996, the Company distributed approximately 7.5 million catalogs, including catalogs sent to stores for display and general distribution. During fiscal 1996, catalog sales represented approximately 11% of net sales. The Company divides the year into two merchandise seasons, Spring and Fall, and mails its catalog to active customers as often as every four weeks. Catalog circulation has traditionally included base catalogs offering a representative assortment of the Company's entire range of merchandise. In addition to providing customers convenience in ordering merchandise, the Company generally uses its catalogs to: (i) communicate its image of quality clothing; (ii) provide customers with fashion guidance in coordinating outfits; (iii) generate store traffic; and (iv) provide the Company with market data, including identification of new store locations.

         To make catalog shopping as convenient as possible, the Company maintains a toll-free telephone number accessible 24 hours a day, seven days a week. The Company utilizes on-line computer terminals to enter customer orders and to retrieve information about merchandise and its availability. Catalog sales associates are generally able to help select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In most cases, sample merchandise is available for catalog sales associates to view, thereby allowing them to better assist customers. Clothing purchased from the catalog may be returned to any Company store or to the Company by mail.

         To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system which automatically updates all files, including the Company's customer mailing list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's buyers the next day. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company's efficient order entry and fulfillment systems permit the shipment of most orders the following day. Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as UPS priority.

Distribution

         Inventory of basic merchandise in the Company stores is replenished regularly based on sales tracked through its state-of-the-art point-of-sale terminals. The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's principal distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then allocated to individual stores, packed for delivery and shipped to the stores, principally by common carrier, usually within two days of receipt. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store's size or volume, a store can receive shipments more frequently. Shipments to catalog customers are also made from the central distribution facility.

Management Information Systems

         Since November 1991, the Company has replaced substantially all of its management information systems with updated technology. The new systems provide for automated stock replenishment and distribution, integrated accounts payable and general ledger maintenance, purchase order management, forecasting and planning, extensive management reporting capabilities through interactive and batch processing and a comprehensive human resource/payroll system to support future growth plans. The Company uses IBM AS\400 systems for substantially all applications.

         In January 1993, a complete new mail order system was installed and integrated into the merchandising system and later into the warehouse management system. Consistent with industry practice, the Company uses an outside service to analyze and provide data in connection with its catalog operations. The Company's last remaining mainframe system is used in its manufacturing operation and has been modified to interface with its merchandising systems. The Company plans to eliminate this remaining mainframe system in 1997.

         In order to assure the accuracy of inventory from purchase order through the sale of an item to the consumer, the Company employs sophisticated scanning, modern point-of-sale systems and updated distribution facilities. For any item to be moved between stores and for all sales in the stores a bar-coded tag must be scanned, which then causes the price to be captured via the price look-up feature in the IBM 4680 point-of-sale terminal. A warehouse management system was installed in August 1993 to improve the accuracy and control of warehouse inventory. Since Fall 1993, warehouse distributions have been controlled through the use of a "pick-to-light" system.

         In connection with the millennium, the systems in many companies will require significant modification to properly handle transactions. A thorough review of the impact of this change is expected in the next year.

Manufacturing

         Through its subsidiary, Manufacturer, the Company makes men's suits, sport coats and pants at its two facilities located in the greater Baltimore area. (See Item 2-Description of Properties) As of April 18, 1997, 383 employees worked at these manufacturing facilities. From the initial inspection of piece goods through final finishing and distribution, the Company's manufacturing capabilities allow it complete control over merchandise flow, consistency of sizing, and quality. The Company believes that its manufacturing capabilities also allow the Company generally to achieve greater flexibility than it would be able to achieve if the Company purchased items of comparable quality from outside sources. In addition, the Company is using contract manufacturers for certain categories of its clothing which can provide a quality product at competitive prices.

         The Company believes that the equipment and machinery it uses in its manufacturing processes provide for efficient production and, in many instances, represent the state-of-the-art in the industry. The Company currently utilizes 50% of its cutting capacity based on one shift per day and 75% of its sewing capacity based on one shift per day. In fiscal 1996, the Company manufactured approximately 50% of its tailored clothing which accounts for over 60% of the Company's sales.

Competition

         The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men's apparel. Among others, the Company's store and catalog operations compete with Brooks Brothers, Nordstrom and Lands End, as well as local competitors in each store's market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

         In general, the Company believes that it maintains its competitive position based not only on its ability to offer its quality career clothing at price points typically established at 20-30% below those of its principal competitors for items of comparable quality, but also on greater selection of merchandise within the Company's focus on classic career clothing, the quality, consistency and value of the Jos. A. Bank brand, and superior customer service. The Company believes that it is able to achieve this pricing advantage for its men's suits, sports coats and pants primarily by designing and manufacturing substantially all of these items and for other men's clothing and accessories by effectively sourcing and negotiating with vendors. In addition, the Company believes that its Business Express program gives the Company distinct advantages relative to its competition.

Trademarks

         The Company is the owner in the United States of the trademark "Jos. A. Bank". This trademark is registered in the United States Patent and Trademark Office. A federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company's rights in the Jos. A. Bank trademark are a significant part of the Company's business. Accordingly, the Company intends to maintain its trademark and the related registration. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its trademark in the United States. The Company is also the owner of pending applications for "The Miracle Tie Collection" (U.S. Serial No. 75/219,824) and "Joe's Casual" (U.S. Serial No. 74/726,017).

Employees

         As of April 18, 1997, the Company had 1,139 full-time employees and 281 part-time employees.

         As of April 18, 1997, 383 employees worked at the Company's manufacturing facilities, approximately 97% of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement, which was extended in 1997, expires on April 30, 2001. The Company believes that union relations are good. During the past 48 years, the Company has had only one work stoppage, which occurred more than 18 years ago. The Company believes that its relations with its non-union employees are also good. A small number of our sales associates are union members.

Item 2.  DESCRIPTION OF PROPERTY

         Except as noted below, the Company owns its manufacturing, distribution and corporate office facilities located in the Maryland area, subject to certain financing liens. See "Notes to Consolidated Financial Statements -- Note 6." The Company believes that its existing facilities are well maintained and in good operating condition. The table below presents certain information relating to the Company's corporate properties as of April 18, 1997:

Location                     Gross Square Feet    Owned/Leased   Primary Function
--------                     -----------------    ------------   ----------------

Hampstead, Maryland.........      210,000            Owned       Corporate offices, distribution center,
                                                                 catalog fulfillment and regional tailoring
                                                                 overflow shop
Baltimore, Maryland.........      118,000            Owned       Coat and  pants  sewing  plant  and
                                                                 central pressing.
Baltimore, Maryland.........       51,000            Leased      Cutting facility

         As of April 18, 1997, the Company had 72 Company-operated stores, including its outlet stores, all of which were leased. The full line stores average 8,500 square feet, including selling ,storage, tailor shop, and service areas. The full line stores range in size from approximately 4,500 square feet to approximately 19,000 square feet. The leases typically provide for an initial term of between 10 and 15 years, with renewal options permitting the Company to extend the term for between 5 and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus a percentage rent based on the store's annual sales in excess of specified levels. Most leases also require the Company to pay real estate taxes, insurance and utilities and, other than free standing locations, to make contributions toward the common area operating costs. Most of the Company's lease arrangements provide for an increase in annual fixed rental payments during the lease term.

         In July 1996, the Company sold a 35,000 square foot manufacturing facility in Hampstead, Maryland.

Item 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in legal actions arising from its normal business activities. Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

         On December 14, 1995, the Company filed a Verified Complaint in the United States District Court for the Northern District of Maryland (case No. MJG 95-3826) against J.A.B. of Lexington, Inc. and its principals (the "Defendants") alleging federal trademark infringement, common law trademark and service mark infringement, statutory unfair competition, common law unfair competition, breach of franchise agreement, breach of lease, breach of promissory note and breach of security agreement. Damages sought in the Verified Complaint are unspecified. The Defendants have counterclaimed against the Company seeking declaratory judgements, compensatory damages and punitive damages. The Company denies the allegations in the counterclaims and intends to vigorously defend same.

The unfair labor practice charge filed by the Regional Joint Board, Union of Needletrades, Industrial and Textile Employees (Baltimore Regional Office, National Labor Relations Board Case No. 5-CA-26484, as noted in the Company's third quarter 10-Q, has been withdrawn by the Union.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended February 1, 1997.

                                     PART II


Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Price Range of Common Stock, subsequent to its initial public offering in May 3, 1994

         The Common Stock is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the trading symbol "JOSB". The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock, as reported on NASDAQ. The approximate high and low bid prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                Fiscal 1995         Fiscal 1996
                              ---------------     ---------------
                               High      Low       High      Low
                               ----      ---       ----      ---

1st Quarter ................  $4.25     $2.50     $2.50     $1.63
2nd Quarter ................   3.63      2.09      6.13      2.50
3rd Quarter ................   4.88      2.50      4.88      2.94
4th Quarter ................   3.00      1.50      5.00      3.00

1st Quarter (through April 25, 1997)              $4.38     $3.63
On April 25, 1997 the closing sale price of the Common Stock was $3.81.

(b)      Holders of Common Stock

         At April 25, 1997, there were 169 holders of record of the Company's Common Stock.

(c)      Dividend Policy

         The Company intends to retain its earnings to finance the development and expansion of its business and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Agreement prohibits the Company from paying cash dividends.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended February 1, 1997 have been derived from the Company's audited Consolidated Financial Statements. Fiscal years 1992 through 1994 and fiscal year 1996 were 52-week years, and fiscal year 1995 was a 53-week year, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         Fiscal Year
                                          --------------------------------------------------------------------------
                                              1992          1993             1994             1995          1996
                                          -----------    -----------     -----------      ------------  ------------
                                                             (in thousands, except per share data)
Consolidated Statements of Income (Loss) Information:

Net Sales:
  Men's......................               $99,461       $121,319          $143,465       $143,659       $155,058
  Women's....................                23,895         28,259            32,589         25,908             --
--------------------------------------------------------------------------------------------------------------------
Net Sales (a)................               123,356        149,578           176,054        169,567        155,058
Cost of goods sold...........                65,120         79,580            94,199        100,789         84,866
--------------------------------------------------------------------------------------------------------------------
Gross profit.................                58,236         69,998            81,855         68,778         70,192
--------------------------------------------------------------------------------------------------------------------
Operating Expenses:
  General and administrative.                15,258         15,168            16,817         17,852         16,720
  Sales and marketing........                37,540         47,156            59,375         63,013         50,924
  Store opening costs........                   240          1,064             1,025             --            192
  Termination of executive equity plan           --          3,425(c)             --             --             --
  Termination of participation in
    multi-employer pension plan                  --          3,300(b)             --             --             --
  Store repositioning costs..                    --             --                --          3,500(e)          --
--------------------------------------------------------------------------------------------------------------------
 Total operating expenses....                53,038         70,113            77,217         84,365         67,836
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)......                 5,198           (115)            4,638        (15,587)         2,356
Interest  expense, net.......                (2,043)        (2,075)           (2,430)        (3,444)        (1,946)

Income (loss) before benefit (provision)
  for income  taxes, extraordinary item
  and cumulative effect of change in
  accounting principle                        3,155         (2,190)            2,208        (19,031)           410
(Provision) benefit  for income taxes        (1,222)         3,833              (861)         5,845           (159)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
  principle                                   1,933          1,643             1,347        (13,186)           251
Extraordinary Item:
   Utilization of tax operating loss
   carryforward                               1,086             --                --             --             --
Cumulative effect of change in
   accounting principle......                    --          2,127                --             --             --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)............                $3,019         $3,770            $1,347       $(13,186)          $251
--------------------------------------------------------------------------------------------------------------------

Per Share Information:
  Income (loss) before extraordinary
    items and cumulative effect of
    change in accounting  principle           $0.40          $0.34             $0.22         ($1.94)         $0.04
  Extraordinary items........                  0.22             --                --             --             --
  Cumulative effect of change in
    accounting principle                         --           0.44                --             --             --
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per share..                 $0.62          $0.78             $0.22         ($1.94)         $0.04
--------------------------------------------------------------------------------------------------------------------
Weighted average number of
 shares outstanding (d).....                  4,862          4,862             6,241          6,790          6,824

Balance Sheet Information (As of End of
  Fiscal Year):
  Working capital............               $26,547        $36,138           $45,089        $35,722        $28,631
  Total assets...............                62,707         83,803           101,783         90,671         81,410
  Total debt ................                19,492         27,525            23,975         30,245         18,433
  Total long-term obligations                21,013         31,730            28,180         33,632         21,366
  Shareholder`s equity.......                25,115         30,390            48,631         35,445         35,699

(a) In 1995, the Company discontinued its womens product line to concentrate solely on its men's business.
(b) During fiscal 1993, the Company recognized an expense and a corresponding liability of $3.3 million relating to its termination of participation in a multi-employer pension plan.
(c) As of January 29, 1994, the employment agreements between the Company and two executives were amended to surrender the executives' rights to receive certain payments related to increases in the equity value of the Company in exchange for, among other things, 373,553 shares of the Company's Common Stock.
(d) Gives effect to the exercise of all stock options and all shares issued in the initial public offering in May 1994.
(e) In fiscal 1995, the Company recorded an expense of $3.5 million related to the early adoption of Statement of Financial Accounting Standards No. 121 and costs to exit certain leases and reposition stores.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         During fiscal year 1996, the Company focused on its core men's business after discontinuing the women's business in 1995. Operating income for the year ended February 1, 1997 improved $18.0 million to an operating income of $2.4 million from an operating loss of $15.6 million in 1995. The Company improved its operating income in each quarter during fiscal 1996 compared to the same quarter in fiscal 1995.

         The turnaround in operating results for the year ended February 1, 1997 was due primarily to a) higher maintained margins which were driven by strong suit sales, b) the elimination of the unprofitable, lower margin women's business, c) men's comparable store sales increase of approximately 9.3 percent,
d) lower operating expenses and e) the closure of several unprofitable stores. The Company has also restructured several leases to support its men's-only business, adjusted its manufacturing capacity, relocated three stores and lowered its store selling expenses. The increase in men's comparable store sales was generated on men's average inventory levels that were approximately $5.6 million lower than the prior year as the Company improved its inventory turns.

         The Company has not completely replaced the volume generated by the women's division which generated sales of $25.9 million in fiscal 1995. To increase sales and improve the leverage of its assets, the Company is opening new stores, including six stores that were opened in fall 1996. The Company expects to open up to ten new stores in 1997.

         The Company's availability in excess of outstanding borrowings as supported by the existing borrowing base under its Credit Agreement has increased to $13.4 million at April 18, 1997 compared to $7.2 million at the same time in 1996. In April 1996 the Company extended its $40 million Credit Agreement to April 1999, which reduced the financial covenant requirements and provides for a seasonal over-advance. An additional $7.3 million of potential availability exists to support additional inventory purchases, if required.

Results of Operations

         The following table is derived from the Company's Consolidated Statements of Income (Loss) and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income (Loss), expressed as a percentage of net sales.

                                                 Percentage Of Net Sales
                                                       Fiscal Years
                                           -------------------------------------
                                             1994         1995         1996
Sales:
  Men's ..................................   81.5%        84.7%       100.0%
  Women's ................................   18.5         15.3           --
--------------------------------------------------------------------------------

Net Sales ................................  100.0        100.0        100.0
Cost of goods sold .......................   53.5         59.4         54.7
--------------------------------------------------------------------------------

Gross profit .............................   46.5         40.6         45.3
General and administrative expenses ......    9.6         10.5         10.8
Sales and marketing expenses .............   33.7         37.2         32.8
Store opening costs ......................    0.6           --           .1
Store repositioning costs ................     --          2.1           --
--------------------------------------------------------------------------------

Operating income (loss) ..................    2.6         (9.2)         1.5
Interest expense, net ....................   (1.3)        (2.0)         1.2
--------------------------------------------------------------------------------

Income (loss) before income taxes ........    1.3        (11.2)         0.3
Income taxes .............................   (0.5)         3.4          0.1
--------------------------------------------------------------------------------

Net income (loss) ........................    0.8%        (7.8)%        0.2%
--------------------------------------------------------------------------------

Fiscal 1996 Compared to Fiscal 1995

  Net Sales - Men's sales showed a strong improvement over the prior year as reflected in the men's total sales increase of $11.4 million or 7.9% on sales of $155.1 million in fiscal 1996 as compared to $143.7 million in fiscal 1995. Men's comparable store sales also posted an increase of $10.6 million or 9.3% in fiscal 1996, from $114.4 million to $125.0 million, while men's catalog sales posted a $1.3 million increase or 8.3% on sales of $16.9 million in fiscal 1996 and $15.6 million in fiscal 1995. The increase in men's sales can be attributed to favorable apparel trends, an improved merchandising mix, reduced competition from attrition within the industry and improved efficiency in the Company's marketing approach, among other factors.

Total sales decreased $14.5 million or 8.5% to $155.1 million in fiscal 1996 from $169.6 million in fiscal 1995 due to the discontinuance of the women's product line which generated $25.9 million of net sales in fiscal 1995.

  Gross Profit - Gross profit as a percentage of net sales rose to 45.3% in fiscal 1996 from 40.6% in fiscal 1995. This improvement was due to the elimination of the women's product line and the improvement of margins in the continuing men's business through better sourcing and fresher product offering, particularly in the higher margin suit and tie categories. Gross profit also improved as the Company consolidated its in-store tailoring operations into several Company-owned overflow shops. The 1996 cost of goods sold includes a non-recurring cost of approximately $.4 million relating to cost overruns associated with the manufacturing of formal wear on a contract basis, which the Company has discontinued.

  General and Administrative Expenses - General and administrative expenses decreased $1.2 million to $16.7 million for fiscal 1996 compared to $17.9 million for fiscal 1995. Approximately $.7 million of the decrease was related to severance in the first quarter of 1995 for terminated employees. The remainder of the improvement was due primarily to lower professional fees and payroll and related expenses which reflects the Company's continued focus on controlling overhead costs. These reductions were partially offset by higher employee relocation expenses and performance incentive compensation in 1996.

  Sales and Marketing Expenses - Sales and Marketing expense decreased $12.1 million to $50.9 million in fiscal 1996 from $63.0 million in fiscal 1995. These expenses also decreased to 32.8% of sales in 1996 from 37.2% in 1995 due primarily to a) more efficient retail store advertising expenditures resulting from a shift in strategy putting a greater emphasis on direct mail, b) the elimination of the women's product line and its related costs, c) the reduction of the number of catalogs mailed to prospects in the first half of 1996, and d) a $.3 million expense reduction related to a lease settlement.

  Store Opening Costs - The Company opened four new full-line stores in fiscal 1996 and incurred approximately $.2 million of new store opening expense. The Company expects the new store opening cost per store in 1997 to be comparable to the costs in 1996 as its strategy is to open new stores in existing markets which requires lower incremental costs of opening compared to a new market.

 Interest Expense - The decrease of $1.5 million in interest expense for fiscal 1996 is attributable to lower inventories and $.6 million of interest income related to an income tax refund received from the Company's pre-1986 parent. The Company expects interest expense to increase in fiscal 1997 as it increases its borrowings to finance new store openings.

  Income Taxes - The Company has net tax operating loss carryforwards (NOLs) of approximately $19.6 million which expire through 2010. The NOLs were generated during periods in which the Company operated its women's business along with the men's business. In 1995, the Company discontinued its women's business to focus its efforts on its men's business. Realization of the future tax benefits of the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of earnings and its repositioning strategy discussed earlier, that future earnings of the Company will more likely than not be sufficient to utilize at least $16 million of the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $6.1 million and a valuation allowance of $1.4 million relating to the NOLs. The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1992 through 1994, as adjusted for unusual charges. Management believes that although the prior earnings and current year operating results might justify a higher amount, the $6.1 million represents a reasonable estimate of the future utilization of the NOLs and will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Fiscal 1995 Compared to Fiscal 1994

  Net Sales - Net sales decreased $6.5 million or 3.7% to $169.6 million in fiscal 1995 from $176.1 million in fiscal 1994. Total men's sales of $143.7 million in fiscal 1995 were comparable to the prior year, and sales from the women's business declined $6.7 million from $32.6 million to $25.9 million as the Company was exiting this product line. Men's comparable store sales increased $4.1 million, or 3.6%, in fiscal 1995 while men's catalog sales decreased $5.1 million, or 21.8%. The increase in men's comparable store sales was primarily due to an increase in promotional activity and the expansion of the sportswear offering. The decrease in catalog sales was primarily due to decreased circulation as the Company reacted to increased paper and postage costs.

  Gross Profit - Gross profit as a percentage of net sales declined to 40.6% in fiscal 1995 from 46.5% in fiscal 1994 due primarily to the significant erosions in the women's gross margins resulting from the Company's decision to discontinue its women's product line and the resulting need to sell off the inventory (which was completed in fiscal 1995). Men's gross profit percentage declined slightly from 1994 to 1995 primarily as a result of increased promotional activity as the Company incurred startup costs for its new sportswear line and competitive pressures in the men's apparel market.

  General and Administrative Expenses - General and administrative expenses of $17.9 million increased $1.1 million from $16.8 million in fiscal 1995 due primarily to severance pay of $1.0 million, related to staff reductions during 1995.

 Sales and Marketing Expenses - Sales and marketing expenses increased as a percentage of net sales to 37.2% in fiscal 1995 from 33.7% in fiscal 1994 primarily as a result of higher marketing expenses for image advertising of the increased sportswear offering, higher catalog costs due to increased postage and paper costs and increased advertising necessitated by the promotional nature of the men's clothing industry in fiscal 1995.

  Store Opening Costs - The Company did not incur significant store opening costs in fiscal 1995, compared to fiscal 1994 when it incurred $1.0 million.

 Store Repositioning Costs - The Company has recorded a $3.5 million charge which includes a $2.3 million impairment of assets associated with the early adoption of Statement of Financial Accounting Standards No. 121 and a $1.2 million charge to exit certain leases and reposition stores.

  Interest Expense - Interest expense increased $1.0 million in fiscal 1995. The increase was due primarily to increased interest rates on the revolving loan and an increase in the outstanding balance.

 Income Taxes -The Company has net tax operating loss carryforwards (NOLs) of approximately $20 million which expire through 2010. SFAS No. 109 - Accounting for Income Taxes requires that the tax benefit of such NOL's be recorded as an asset to the extent that management assesses the utilization of such NOL's to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of the NOL's. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to utilize at least $16 million NOL's prior to their expiration.

Liquidity and Capital Resources

         The Company's availability in excess of outstanding borrowings as supported by the existing borrowing base under its Credit Agreement has increased to $13.4 million at April 18, 1997 compared to $7.2 million at the same time in 1996. In April 1996 the Company extended its $40 million Credit Agreement to April 1999, which reduced the financial covenant requirements and provides for a seasonal over-advance. An additional $7.3 million of potential availability exists to support additional inventory purchases if required. The Company's availability at April 18, 1997 has increased by $6.2 million compared to the same time in 1995 principally by a) lower inventory levels, b) better terms with vendors, c) the tax refund from its pre-1986 parent and d) reduced letter of credit requirements from several landlords. The Company reduced its total debt by $11.8 million in 1996 to $18.4 million at February 1, 1997 from $30.2 million at February 3, 1996.

         The following table summaries the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:
                                                         Year Ended
                                                 February 3,     February 1,
                                                    1996            1997
                                                 -----------     -----------

      Cash provided by (used in):
      Operating activities ................       $(3,564)       $ 13,582
      Investing activities, net ...........        (2,094)         (1,373)
      Financing activities ................         5,565         (12,134)
--------------------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents ........................       $   (93)       $     75
--------------------------------------------------------------------------------


         Cash provided by the Company's operating activities was due primarily to improved operating results, the income tax refund received from its pre-1986 parent, improved vendor terms and lower inventory levels. Cash used in investing activities relates primarily to leasehold improvements in new and relocated stores and continued consolidation of the Company's tailoring operations, net of proceeds from the sale of one of the Company's three manufacturing plants. Cash used in financing activities represents primarily repayments of the revolving loan under the Credit Agreement.

         The Company spent $2.2 million on capital expenditures in fiscal year 1996 as it implemented its program to reposition its existing store base, which included $1.1 million to open four new company-owned stores in fall 1996 and $.8 million to relocate three stores. The Company also opened two new franchise stores. The Company closed two unprofitable full-line stores in 1996, as well as five catalog stores. These closed stores accounted for less than 2% of sales in 1995.

         The Company expects to spend between $4.0 and $5.0 million in capital expenditures to open up to ten new stores and renovate existing stores in 1997. The Company believes that its current liquidity and Credit Agreement will be adequate to maintain its currently anticipated working capital and investment needs. The Company's plans and beliefs concerning 1997 contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity, and financial condition.

Seasonality

         Unlike many other retailers, the Company's operations are not greatly affected by seasonal fluctuations. Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. The Company does not expect seasonal fluctuation to materially affect its operations in the future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENT DATA

         The financial statements listed in Item 14(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information included under the captions "Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company' proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission (the "Proxy Statement") are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         The information included under the captions "Executive Compensation", "Executive Employment Agreements", "Compensation of Directors", "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" in the Company's Proxy Statement are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included under the caption "Security Ownership of Directors and Officers" in the Company's Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information included under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Financial Statements of Jos. A. Bank Clothiers, Inc., the notes thereto, and the related reports thereon of the independent public accountants are filed under Item 8 of this report:

1.   Financial Statements                                                        Page
     Report of Independent Public Accountants...................................  F-1
     Consolidated Balance Sheets as of February 3, 1996 and February 1, 1997....  F-2
     Consolidated Statements of Income (Loss)  for the Years Ended
       January 28, 1995, February 3, 1996 and February 1, 1997..................  F-3
     Consolidated Statement of Shareholders' Equity for the Years Ended
       January 28, 1995, February 3, 1996 and February 1, 1997..................  F-4
     Consolidated Statements of Cash Flows for the Years Ended
       January 28, 1995, February 3, 1996 and February 1, 1997..................  F-5
     Notes to Consolidated Financial Statements.................................  F-6

2.       Financial Statement Schedules

         All required information is included within the Consolidated Financial Statements and the notes thereto.

(b)  Forms 8-K

         No reports on Form 8-K were filed during the last quarter of the year covered by this Annual Report on Form 10-K, which ended on February 1, 1997.

(c)      Exhibits
3.1      --  Restated Certificate of Incorporation of the Company.*......................................
3.2      --  By-laws of the Company, together with all amendments thereto.*..............................
4.1      --  Form of Common Stock certificate.*..........................................................
4.2      --  Amended and Restated Stockholders Agreement, dated as of January 29, 1994, among the parties named therein.*.........................................................
10.4(a)  --  Second Amendment to Third Amended and Restated Credit
               Agreement, dated as of October 24, 1994, by and among the
               Company, Wells Fargo Bank, N.A. National Association and other lenders named therein **..................................................................
10.4(b)  --  Third Amendment to Third Amended and Restated Credit Agreement,
               dated as of April 26, 1995, by and among the Company, Wells Fargo
               Bank, N.A. and other lenders named therein. **............................................
10.4(c)  --  Fourth Amendment to Third Amended and Restated Credit Agreement,
               dated as of June 30, 1995, by and among the Company, Wells Fargo
               Bank, N.A. and other lenders named therein. **............................................
10.4(d)  --  Fifth Amendment to Third Amended and Restated Credit Agreement,
               dated as of July 28, 1995, by and among the Company, Wells Fargo
               Bank, N.A. and other lenders named therein. **............................................
10.4(e)  --  Sixth Amendment to Third Amended and Restated Credit Agreement,
               dated as of August 15, 1995, by and among the Company, Wells Fargo
               Bank, N.A. and other lenders named therein. **............................................
10.4(f)  --  Fourth Amended and Restated Credit Agreement, April 30, 1996, by and
               among the Company, Wells Fargo Bank, N.A. ***.............................................
21.1     --  Company subsidiaries *
10.5(b)  --  Amendment  to Finley  Employment Agreement, dated as of January 29,
               1994, filed herewith......................................................................
10.6(b)  --  Amendment to Schwartz Employment Agreement, dated as of January 29, 1994, filed herewith............................................................................

10.5(a)  --  Employment  Agreement,  dated as of March 31, 1994, between Timothy F. Finley and
               Jos. A. Bank Clothiers, Inc., filed herewith..............................................
10.6(a)  --  Employment  Agreement,  dated as of March 31, 1994, between Henry C. Schwartz and
               Jos. A. Bank Clothiers, Inc., filed herewith..............................................
10.6(c)  --  Amendment to Employment Agreement, dated February 3, 1996, by and between
               Henry C. Schwartz and Jos. A. Bank Clothiers, Inc., filed herewith........................
10.7     --  Employment Agreement, dated February 5, 1996, between Frank Tworecke and Jos. A.
               Bank Clothiers, Inc., filed herewith......................................................
10.8     --  Employment Agreement, dated February 5, 1996, between David E. Ullman and Jos. A.
               Bank Clothiers, Inc., filed herewith......................................................
10.9     --  Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust Agreement as
               amended and restated effective April 1, 1994., filed herewith.............................
10.10    --  Collective  Bargaining Agreement between Retail Employees Union Local 340,
               Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos. A. Bank Clothiers
               Inc., filed herewith......................................................................
10.11    --  Union Agreement, dated  May 1, 1995, by and between Joseph A. Bank Mfg. Co., Inc. and
               Baltimore Regional Joint Board, Amalgamated Clothing and Textile Workers Union (also known as U.N.I.T.E.), filed herewith............................................................

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 3, 1994.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

         Pursuant to the requirements Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on April 18, 1997.

                          JOS. A. BANK CLOTHIERS, INC.
                                  (registrant)
                           By: /s/: Timothy F. Finley
                               ----------------------

                                TIMOTHY F. FINLEY
                CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



NAME                                TITLE                                                        DATE
/s/: Timothy F. Finley      Director, Chairman of the Board and Chief
-----------------------     Executive Officer (Principal Executive Officer)...              April 18, 1997

/s/: Frank Tworecke         President and Chief Merchandising Officer.........              April 18, 1997
-----------------------

/s/: David E. Ullman        Executive Vice President, Chief Financial Officer.              April 18, 1997
-----------------------

/s/: Thomas E. Polley       Vice President, Controller (Principal
-----------------------     Accounting Officer), Treasurer....................              April 18, 1997


/s/: Robert B. Bank         Director..........................................              April 18, 1997
-----------------------

/s/: Andrew A. Giordano     Director..........................................              April 18, 1997
-----------------------

/s/: Gary S. Gladstein      Director..........................................              April 18, 1997
-----------------------

/s/: Peter V. Handal        Director..........................................              April 18, 1997
-----------------------

/s/: David A. Preiser       Director.........................................               April 18, 1997
-----------------------

/s/: Robert N. Wildrick     Director.........................................               April 18, 1997
-----------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



                   To the Board of Directors and Shareholders
                        of Jos. A. Bank Clothiers, Inc.

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of February 3, 1996, and February 1, 1997, and the related consolidated statements of income
(loss), shareholders' equity and cash flows for the years ended January 28, 1995, February 3, 1996, and February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 3, 1996, and February 1, 1997, and the results of its operations and its cash flows for the years ended January 28, 1995, February 3, 1996, and February 1, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
-----------------------


Baltimore, Maryland,
  March 11, 1997

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                   AS OF FEBRUARY 3, 1996 AND FEBRUARY 1, 1997
                   -------------------------------------------
                    (In Thousands, Except Share Information)


ASSETS
                                                          February 3, 1996       February 1, 1997
                                                          ----------------       ----------------
CURRENT ASSETS:
     Cash and cash equivalents                              $       644           $       719
     Accounts receivable                                          3,866                 3,300
     Inventories                                                 43,273                40,883
     Prepaid expenses and other current assets                    4,333                 4,874
     Deferred income taxes                                        5,200                 3,200
-------------------------------------------------------------------------------------------------
        Total current assets                                     57,316                52,976

NON-CURRENT ASSETS:
     Property, plant and equipment, net                          25,671                22,840
     Other noncurrent assets, net                                 1,717                 1,511
     Deferred income taxes                                        5,967                 4,083
-------------------------------------------------------------------------------------------------
        Total assets                                        $    90,671           $    81,410
-------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $     8,929           $    12,357
     Accrued expenses                                            10,896                10,484
     Current portion of long-term debt                              856                   685
     Current portion of capital lease obligations                   183                    16
     Current portion of pension liability                           730                   803
-------------------------------------------------------------------------------------------------
        Total current liabilities                                21,594                24,345

NON-CURRENT LIABILITIES:
     Long-term debt                                              29,389                17,748
     Long-term capital lease obligations                             16                    --
     Deferred rent                                                2,666                 2,860
     Pension liability                                            1,561                   758
-------------------------------------------------------------------------------------------------
        Total liabilities                                        55,226                45,711
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par, 20,000,000 shares authorized,
        6,999,567 issued and 6,790,152 outstanding as of
        February 3, 1996 and 7,000,567 issued and 6,791,152
        outstanding as of February 1, 1997                           70                    70
     Preferred stock, $1.00 par, 500,000 shares authorized,
        none outstanding                                             --                    --
     Additional paid-in capital                                  56,333                56,336
     Accumulated deficit                                        (19,038)              (18,787)
     Less 209,415 shares of common stock held in treasury,
        at cost                                                  (1,920)               (1,920)
-------------------------------------------------------------------------------------------------
        Total shareholders' equity                               35,445                35,699
-------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity          $    90,671           $    81,410
-------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated balance sheets.


                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    ----------------------------------------

  FOR THE YEARS ENDED JANUARY 28, 1995, FEBRUARY 3, 1996 AND FEBRUARY 1, 1997
  ---------------------------------------------------------------------------
                    (In Thousands, Except Share Information)

                                                                                        Years Ended
                                                                         ----------------------------------------------
                                                                         Jan. 28, 1995    Feb. 3, 1996     Feb. 1, 1997
                                                                         -------------    ------------     ------------
NET SALES:
  Men's                                                                   $  143,465       $  143,659        $  155,058
  Women's                                                                     32,589           25,908                --
-----------------------------------------------------------------------------------------------------------------------

NET SALES                                                                    176,054          169,567           155,058

COST OF GOODS SOLD                                                            94,199          100,789            84,866
-----------------------------------------------------------------------------------------------------------------------
       Gross profit                                                           81,855           68,778            70,192
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     General and administrative                                               16,817           17,852            16,720
     Sales and marketing                                                      59,375           63,013            50,924
     Store opening costs                                                       1,025               --               192
     Store repositioning costs                                                    --            3,500                --
-----------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                               77,217           84,365            67,836
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                        4,638          (15,587)            2,356

     Interest expense, net                                                    (2,430)          (3,444)           (1,946)
-----------------------------------------------------------------------------------------------------------------------
       Income (loss) before (provision) benefit for
          income taxes                                                         2,208          (19,031)              410

     (Provision) benefit for income taxes                                       (861)           5,845              (159)
-----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                         $    1,347       $  (13,186)       $      251
-----------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
   Fully diluted earnings (loss) per common share                         $      .22       $    (1.94)       $      .04
-----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                        6,240,700        6,790,152         6,824,117
-----------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

  FOR THE YEARS ENDED JANUARY 28, 1995, FEBRUARY 3, 1996 AND FEBRUARY 1, 1997
  ---------------------------------------------------------------------------
                    (In Thousands, Except Share Information)


                                                                   Additional                                  Total
                                            Common     Preferred     Paid-In   Accumulated   Treasury      Shareholders'
                                             Stock       Stock       Capital     Deficit       Stock          Equity
                                            ------     ---------   ----------  -----------   --------      -------------
BALANCE, January 29, 1994                 $      50   $     --    $   39,459   $   (7,199)   $  (1,920)    $    30,390

  Net proceeds from issuance of
    common stock (2,000,000 shares)
    pursuant to initial public offering          20         --        16,874           --           --          16,894

  Net income                                     --         --            --        1,347           --           1,347
------------------------------------------------------------------------------------------------------------------------

BALANCE, January 28, 1995                        70         --        56,333       (5,852)      (1,920)         48,631

  Net loss                                       --         --            --      (13,186)          --         (13,186)
------------------------------------------------------------------------------------------------------------------------

BALANCE, February 3, 1996                        70         --        56,333      (19,038)      (1,920)         35,445

  Net proceeds from issuance of
    common stock (1,000 shares)
    pursuant to Incentive Option Plan            --         --             3           --           --               3

  Net income                                     --         --            --          251           --             251
------------------------------------------------------------------------------------------------------------------------

BALANCE, February 1, 1997                 $      70   $     --    $   56,336   $  (18,787)   $  (1,920)    $    35,699
------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

  FOR THE YEARS ENDED JANUARY 28, 1995, FEBRUARY 3, 1996 AND FEBRUARY 1, 1997
  ---------------------------------------------------------------------------
                                 (In Thousands)

                                                                                                   Years Ended
                                                                               --------------------------------------------------
                                                                               Jan. 28, 1995       Feb. 3, 1996      Feb. 1, 1997
                                                                               -------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $       1,347      $      (13,186)     $       251
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
     Deferred tax (benefit) expense                                                      427              (5,533)           3,884
     Depreciation and amortization                                                     4,088               4,668            3,901
     (Gain) loss on disposition of assets                                                 --                 168              (25)
     Store repositioning costs                                                            --               3,500               --
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                    (1,082)                679              566
        (Increase) decrease in inventories                                            (8,941)              8,609            2,390
        (Increase) decrease  in prepaid expenses and
          other current assets                                                        (2,278)              3,491             (541)
        (Increase) decrease in other non-current assets                                   --                (776)             101
        Increase (decrease) in accounts payable                                        3,794              (5,386)           3,428
        Increase (decrease) in long-term pension liability                              (665)               (665)            (730)
        Increase (decrease) in accrued expenses                                         (350)                406              163
        Increase in deferred rent                                                        385                 461              194
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating
          activities                                                                  (3,275)             (3,564)          13,582
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (9,377)             (2,231)          (2,152)
     Proceeds from disposal of assets                                                     --                 137              779
---------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                         (9,377)             (2,094)          (1,373)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving loan agreement                                        67,310              54,364           29,786
     Repayment of borrowings under revolving loan
       agreement                                                                     (62,710)            (47,550)         (40,680)
     Proceeds from issuance of other long-term debt                                      324                  --               --
     Repayment of other long-term debt                                                (8,474)               (544)            (918)
     Net proceeds from issuance of common stock                                       16,894                  --                3
     Principal payments under capital lease obligations                                 (196)               (212)            (183)
     Payments related to debt financing                                                 (130)               (493)            (142)
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                     13,018               5,565          (12,134)
---------------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash
          equivalents                                                                    366                 (93)              75

CASH AND CASH EQUIVALENTS, beginning of year                                             371                 737              644
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                         $         737      $          644      $       719
---------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
            JANUARY 28, 1995, FEBRUARY 3, 1996 AND FEBRUARY 1, 1997
            -------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

Description of Business - Jos. A. Bank Clothiers, Inc. (Clothiers) is a manufacturer and nationwide retailer of classic men's clothing through conventional retail stores, including catalog direct marketing and franchisees.

Fiscal Year - The Company maintains its accounts on a fifty-two / fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 28, 1995 (fiscal 1994) and February 1, 1997 (fiscal 1996), each contained fifty-two weeks and the fiscal year ended February 3, 1996 (fiscal
1995) contained fifty-three weeks.

Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Clothiers and its wholly-owned subsidiaries, The Joseph A. Bank Mfg. Co., Inc. and National Tailoring Services, Inc. (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents include overnight investments.

Supplemental Cash Flow Information - Interest and income taxes paid were as follows (in thousands):

                                        Years Ended
                           -------------------------------------
                           January 28,  February 3,  February 1,
                              1995          1996        1997
                           -----------  -----------  -----------
Interest paid                 $2,125       $2,679       $2,784
Income taxes paid                323           30          100

Inventories - Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with getting its manufactured and purchased merchandise to the point of sale.

Catalogs and Promotional Materials - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At February 3, 1996 and February 1, 1997, prepaid catalog and
promotional   materials   were   approximately    $1,375,000   and   $1,505,000,
respectively.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                    Estimated
               Asset Class          Useful Lives
         ----------------------     --------------
         Buildings                  25 years
         Equipment                  3-10 years
         Furniture and fixtures     10 years
         Leasehold improvements     Initial term of
                                    lease, not to
                                    exceed 10 years

Other Noncurrent Assets - Other noncurrent assets includes deferred financing costs of $620,000 and $514,000 as of February 3, 1996 and February 1, 1997, respectively. Deferred financing costs were incurred in connection with the Company's bank credit agreement described in Note 6 and are being amortized as additional interest expense over the remaining term of the agreement using the effective interest method. Other noncurrent assets include $776,000 and $675,000 of notes receivable as of February 3, 1996 and February 1, 1997, respectively.

Franchise Revenue Recognition - Initial franchise fees for a store are generally recognized as revenue when the Company has provided substantially all the initial franchise services. Inventory sales (and cost of sales) to the franchisees are recognized when the inventory is shipped. Monthly franchise fees are recorded when earned under the franchise agreements.

Lease Expense - The Company records lease expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 -- Accounting for Leases. As such, rent expense on leases is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are reflected as "deferred rent" in the accompanying balance sheets.

Store Opening Costs - Costs incurred in connection with start-up and promotion of new store openings are expensed as incurred.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109 -- Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes. Deferred tax liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are scheduled to reverse.

Earnings Per Share - Net income (loss) per common share was computed based on the net income (loss) divided by the weighted average number of common shares outstanding. Primary income (loss) per share approximates fully diluted income per share in each year presented. For net income per common share, the effect of stock options is factored into the calculation of weighted average shares outstanding using the treasury stock method.

Accounting for Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", to measure compensation expense or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed. Management has elected to continue to measure compensation expense under APB No. 25, with pro forma footnote disclosures of the expense under the SFAS No. 123 method (See Note 11).

Reclassifications - Certain reclassifications have been made to the February 3, 1996, financial statements in order to conform with the February 1, 1997, presentation.

New Accounting Pronouncement - In February 1997, the FASB issued Statement No. 128 (SFAS 128), "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods.

2.       CAPITAL STRUCTURE AND INITIAL PUBLIC OFFERING
         ---------------------------------------------

Effective January 29, 1994, the Company changed its capital structure by authorizing 20,000,000 shares of new Common Stock, $.01 par value per share (Common Stock), and 500,000 shares of new preferred stock, $1.00 par value per share (Preferred Stock).

The Company then issued 3,912,363 shares of its new Common Stock in exchange for all of its previously issued preferred stock. The Company also issued 713,651 shares of its new Common Stock to the holders of its former common stock. All of the previously issued preferred and common stock of the Company was canceled.

On May 10, 1994, the Company sold 2,000,000 shares of its Common Stock for $10.00 per share in connection with an initial registration with the Securities Exchange Commission. In connection with this transaction, the Company incurred costs of $3,106,000 consisting principally of underwriting, legal, accounting and other fees. The net proceeds of $16,894,000 were used to pay off long-term debt of approximately $8,100,000 and for the opening of new stores.

3.       INVENTORIES:
         ------------

Inventories at February 3, 1996 and February 1, 1997, consist of the following (in thousands):

                  February 3, 1996          February 1, 1997
                  ----------------          ----------------

Finished goods      $     35,650               $  32,104
Work in process            2,331                   4,717
Raw materials              5,292                   4,062
------------------------------------------------------------
  Total             $     43,273               $  40,883
------------------------------------------------------------

4.       PROPERTY, PLANT AND EQUIPMENT:
         ------------------------------

Property, plant and equipment at February 3, 1996 and February 1, 1997, consist of the following (in thousands):

                           February 3, 1996    February 1, 1997
                           ----------------    ----------------

Land                        $         671       $         475
Buildings and
 improvements                      28,112              28,062
Equipment,
 furniture and fixtures            20,088              19,541
---------------------------------------------------------------
                                   48,871              48,078
Less: Accumulated
 depreciation and
  amortization                    (23,200)            (25,238)
---------------------------------------------------------------
    Property, plant and
      equipment, net        $      25,671       $      22,840
---------------------------------------------------------------

5.       ACCRUED EXPENSES:
         -----------------

Accrued expenses at February 3, 1996 and February 1, 1997, consist of the following (in thousands):

                           Feb. 3, 1996     Feb. 1, 1997
                           ------------     ------------

Accrued compensation
 and benefits               $     3,129      $    4,595
Accrued store
 repositioning costs              1,200             273
Accrued advertising               2,961           2,142
Gift certificate
 payable                          1,108           1,135
Other accrued expenses            2,498           2,339
--------------------------------------------------------
     Total                  $    10,896      $   10,484
--------------------------------------------------------

Other accrued expenses consist primarily of liabilities related to interest, sales taxes, customer deposits, and percentage rent.

6.       LONG-TERM DEBT:
         ---------------

Long-term debt at February 3, 1996 and February 1, 1997, consist of the following (in thousands):

                                February 3,      February 1,
                                   1996             1997
                              --------------    -------------
Bank credit agreement-
    Borrowings under
    long-term revolving
    loan agreement            $     28,904      $    18,010

Note related to lease
    termination, discounted
    at 10.5%, payable in
    variable installments
    through  January 15, 1998          396               89

Notes related to lease-
    hold improvements,
    interest at 2% plus
    prime and 13.0%,
    payable in monthly
    installments through
    June 1, 2012                       484              134

Notes related to
    building improve-
    ments, interest at 10%,
    payable in monthly
    installments through
    July 1, 1997                       233               85

Mortgages payable,
    interest at 3%, payable
    in monthly installments
    through September 1,
    1999; secured by related
    land and building                  158              115


Mortgage payable, interest
    at 6.5%, payable in
    monthly installments
    through May 1, 2000;
    secured by related
    properties                          70               --
-------------------------------------------------------------
    Total debt                      30,245           18,433

      Less:  Current maturities        856              685
-------------------------------------------------------------
      Long-term debt          $     29,389      $    17,748
-------------------------------------------------------------

Bank Credit Agreement - The Company maintains a $40 million bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and real estate and equipment values. In April 1996, the Company extended the Credit Agreement to April 1999. The amended Credit Agreement changed the maximum borrowing under the revolver facility to $38,000,000 and provided a term loan facility of $2,000,000 payable in monthly installments based on a five-year amortization with any outstanding balance due in April 1999. The Credit Agreement also includes financial covenants concerning net worth and working capital, among others, limitations on capital expenditures (up to $7 million in fiscal 1997) and additional indebtedness and a restriction on the payment of dividends. Interest rates under the amended agreement range from prime plus 1.5% to prime plus 2.0% or LIBOR plus 3.5%. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance.

As of February 3, 1996 and February 1, 1997 the Company's availability in excess of outstanding borrowings under the formula was $5,500,000 and $13,750,000, respectively. Substantially all assets of the Company are collateralized under the Credit Agreement.

During the years ended January 28, 1995 and February 3, 1996, borrowings under the Credit Agreement bore interest ranging from prime plus 1.5% to prime plus 2% or LIBOR plus 3%. Amounts outstanding under the Credit Agreement as of February 1, 1997, bear interest at rates ranging from 9.0% to 10.75% which will vary in the future depending upon prime and LIBOR.

In addition to borrowings under the Credit Agreement, the Company has issued letters of credit aggregating approximately $517,000 at February 1, 1997, to secure the payment of certain liabilities.

The aggregate maturities of the Company's long-term debt as of February 1, 1997, are as follows: year ending 1998-$685,000; 1999-$479,000; 2000-$17,269,000;

7.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

Litigation - Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the net assets of the Company or the accompanying financial statements taken as a whole.

Employment Agreements - The Company has employment agreements with certain of its executives expiring between 1998 and 1999, aggregating base compensation of $2,177,000 over the term. The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. For fiscal 1996, the Company expensed approximately $925,000 in incentive payments. No incentive payments were expensed in fiscal years 1994 and 1995.

Lease Obligations - The Company has numerous noncancelable operating leases for retail stores, certain office space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases. The Company has also entered into certain capital leases.

Future minimum lease payments under noncancelable operating and capital leases together with the present value of net minimum lease payments of capital leases at February 1, 1997, are as follows (in thousands):

                  Operating          Capital
                     Leases           Leases
                  ---------          -------
1998          $      10,185    $          20
1999                  9,944               --
2000                  9,895               --
2001                  8,487               --
2002                  7,843               --
2003 and thereafter  30,731               --
--------------------------------------------
     Total    $      77,085               20
--------------------------------------------
Less:  Executory costs                     3
--------------------------------------------

Net minimum lease payments                17
Less:  Amounts representing interest       1
--------------------------------------------

Present value of net minimum lease
 payments                      $          16
--------------------------------------------

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals and net of sublease payments received, was $8,903,000, $ 10,189,000 and $10,224,000 for the years ended January 28, 1995, February 3, 1996 and February 1, 1997, respectively. Minimum rentals were $8,893,000, $ 10,023,000 and $9,986,000, respectively. Contingent rentals, which are based on a percentage of sales, approximated $259,000, $ 353,000 and $395,000, respectively. Additionally, sublease payments received approximated $249,000, $187,000 and $156,000, respectively.

The Company has signed a five-year agreement with David Leadbetter, a golf professional, to produce golf and other apparel under his name. Payments are based on sales volumes. The minimum annual commitment under this agreement is $150,000.

8.       BENEFIT PLANS:
         --------------

Multi-Employer Pension Plan - Through the year ended January 29, 1994, the Company's employees covered by a collective bargaining agreement participated in plans with pension and post-retirement benefits administered by the national and local Union of Needletrades Industrial & Textile Employees. The Company made contributions to the plans in accordance with the collective bargaining agreement.

During the year ended January 29, 1994, the Company's Board of Directors and management decided to terminate the Company's participation in the multi-employer pension plan. The related liability is being repaid in installments over four years through October, 1998. As of February 1, 1997 , the Company owed approximately $1,240,000 related to the termination.

Defined Benefit Pension Plan - In connection with the above termination, the Company adopted a new noncontributory defined benefit pension plan to cover the above-mentioned union employees with equivalent benefits to the multi-employer plan. The Company's contributions are intended to provide for both benefits attributed to service to date and for benefits expected to be earned in the future. The annual contributions are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The plan provides for eligible employees to receive benefits based principally on years of service with the Company.

The following table sets forth the plan's funded status as of December 31, 1995 and 1996, the date of the latest actuarial valuations (in thousands).

Actuarial present value of benefit obligations:

                                        Feb. 3,      Feb. 1,
                                         1996         1997
                                        -------      -------
Accumulated benefit obligation,
including vested benefits of $520
 and $605                             $    564     $    728
------------------------------------------------------------
Projected benefit obligation for
  service rendered to date            $   (564)    $   (728)
Fair value of plan assets                  250          531
------------------------------------------------------------
Fair value of plan assets less
  than projected benefit obligation       (314)        (197)
Unrecognized net loss                      (18)          --
Unrecognized net transition liability      328          303
Adjustment required to recognize
  minimum liability                       (328)        (303)
------------------------------------------------------------
Accrued pension cost                  $   (332)    $   (197)
------------------------------------------------------------

Net periodic pension expense for the years ended January 28, 1995, February 3, 1996 and February 1, 1997, includes the following components (in thousands):

                        Jan. 28,    Feb. 3,     Feb. 1,
                          1995       1996        1997
                        --------    -------     -------
Normal service
 cost-benefits earned
 during the period     $     74    $   101     $    84
Interest cost on
 projected benefit
 obligation                  20         40          48
Actual return on plan
 assets                      (1)       (29)        (48)
Net amortization
 and deferral                14         42          37
-------------------------------------------------------
Net periodic pension
 expense               $    107    $   154     $   121
-------------------------------------------------------

The Company recorded minimum pension liabilities of $328,000 and $303,000 at February 3, 1996 and February 1, 1997, respectively, which is included in "non-current pension liability", representing the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability, which is included in "other non-current assets".

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate used was 7.75% fiscal 1996 and 8.0% in fiscal 1995 and the expected long-term rate of return on plan assets was 8.0% for fiscal years 1995 and 1996.

Post-retirement Benefit Plan - In connection with the termination of participation in the multi-employer pension plan described above, the Company adopted a new post-retirement benefit plan to cover the above-mentioned union employees with equivalent benefits to the multi-employer plan. The Company does not pre-fund these benefits.

In accordance with SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions", the Company records the expected cost of these benefits as expense during the years that employees render service. The Company has adopted the standards on a prospective basis as permitted. As such, the Company amortizes the related transition liability over 20 years. The following table sets forth the post-retirement benefit program's funded status as of December 31, 1995 and 1996, the dates of the latest actuarial valuations for the related periods (in thousands):

Accumulated post-retirement benefit:
                                           Feb. 3,    Feb. 1,
                                             1996       1997
                                           -------    -------

Retirees                                $      --   $    --
Fully eligible active plan participants    (1,440)   (1,145)
-------------------------------------------------------------
                                           (1,440)   (1,145)
Unrecognized net transition liability         985       931
Unrecognized net gain (loss)                   68      (418)
-------------------------------------------------------------
Accrued post-retirement benefit
  cost                                  $    (387)  $  (632)
-------------------------------------------------------------

Net periodic post-retirement benefit expense for the years ended January 28, 1995, February 3, 1996 and February 1, 1997, includes the following components (in thousands):

                            Jan. 28,    Feb. 3,      Feb. 1,
                              1995       1996         1997
                            --------    -------      -------

Normal service cost -
 benefits earned during
 the period               $    69    $     99      $  115
Interest cost on
 accumulated post-
 retirement benefit
 obligation                    57          90          88
Net amortization and
 deferral                      36          43          42
------------------------------------------------------------
Net periodic post-
 retirement benefit
 expense                  $   162    $    232      $  245
------------------------------------------------------------

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed.

The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation by $190,000 and would increase net periodic post-retirement benefit cost by $35,000. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%.

Profit Sharing Plan - The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All employees are eligible to participate after one year of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company is required to match a portion of employee contributions to the plan and may make additional contributions at the discretion of the directors of the Company. Contributions by the Company to the plan were approximately $182,000, $239,000 and $223,000 for the years ended January 28, 1995 February 3, 1996 and February 1, 1997, respectively.

9.       STORE REPOSITIONING COSTS:
         --------------------------

In the fourth quarter of fiscal 1995, the Company elected early adoption of SFAS No.121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In the first half of fiscal 1995, the men's and women's apparel industries began suffering a significant down-turn. In the face of a potential cash shortage and other factors affecting the women's business, the Company decided to discontinue the women's product line (which was sold in the same stores as the men's products) to generate cash. The women's product line represented approximately $33 million and $26 million of sales in fiscal 1994 and 1995, respectively (or 18% and 15% of sales, respectively). With this loss of the women's volume, and with the men's business experiencing a decline (but improving) certain previously-profitable stores became unprofitable since the store rents remained basically unchanged.

Given these events, the Company performed a store-by-store analysis to determine which stores were losing money and not expected to generate future cash flows that were sufficient to support the book values of the related store assets. Based upon this analysis, the Company determined that (a) certain stores needed to be closed, down-sized or relocated and (b) a write-down of the specific store leasehold improvements and equipment was required. As a result, the Company recorded an impairment loss of $2,300,000 representing the writedown of assets to fair value. The fair values were determined based on estimated future cash flows and market value of the assets. In addition, the Company recorded a $1,200,000 charge representing an estimate of costs to be incurred to implement the Company's plan to reposition its store base and to exit certain leases as it discontinued the women's business and re-aligned its stores to support the remaining men's-only business. These costs are included in "store repositioning costs" in the accompanying consolidated statement of income (loss) for the year ended February 3, 1996 (fiscal 1995).

During fiscal 1996, the Company closed two unprofitable full-line stores and five catalog stores and relocated three stores at a cost of approximately $930,000, which included lease settlement payments and moving costs. The stores that were closed in 1996 represented approximately 2% of sales in fiscal 1995. In 1997, the Company expects to fully utilize the remaining reserve by relocating an additional full-line store and close up to three remaining catalog stores.

10.      INCOME TAXES:
         -------------

At February 1, 1997, the Company had approximately $19.6 million of tax net operating loss carryforwards (NOLs) which expire as follows: In the year 2006 - $4.6 million, 2009 - $4.4 million and 2010 - $10.6 million. SFAS No.
109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company' ability to generate taxable income within the carryforward period. Future, levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Management has determined, based on the Company's history of earnings and its repositioning results in fiscal 1996, that future earnings of the Company will more likely than not be sufficient to utilize at least $16 million NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $6.1 million and a valuation allowance of $1.4 million relating to the NOLs. The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1992 through 1994, as adjusted for unusual charges. Management believes that although the prior earnings and current year operating results might justify a higher amount, the $6.1 million represents a reasonable estimate of the future utilization of the NOLs. Management will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

During the year ended January 29, 1994, the Company filed for a prior year net operating loss carryback to a year in which the Company was included in the consolidated federal income tax return of its pre-1986 parent and the Company recorded a deferred tax asset of $3,000,000 in anticipation of collecting the refund. In March 1996, the refund plus interest was collected. Included in the fiscal 1996 Financial Statements is $600,000 of interest income related to the refund.

The (provision) benefit for income taxes was comprised of the following (in thousands):

                                 Years Ended
                  ------------------------------------------
                    January 28,   February 3,    February 1,
                       1995          1996           1997
                    -----------   -----------    -----------
Federal:
Current           $     (57)    $        74    $      (15)
Deferred               (372)          4,824          (126)

State:
Current                (377)            238            --
Deferred                (55)            709           (18)
------------------------------------------------------------
Net (provision)
 benefit for
income taxes      $    (861)    $     5,845    $     (159)
------------------------------------------------------------

The differences between the recorded income tax (provision) benefit and the "expected" tax (provision) benefit based on the statutory federal income tax rate is as follows (in thousands):

                                   Years Ended
                         --------------------------------
                         Jan. 28,    Feb. 3,      Feb. 1,
                           1995       1996         1997
                         --------    -------      -------
Computed federal
  tax (provision)
  benefit at
  statutory rates      $   (773)  $    6,470   $     (140)
State income taxes,
  net of federal
  income tax effect        (285)         626          (23)
Valuation allowance          --       (1,365)          --
Other, net                  197          114            4
---------------------------------------------------------
Net (provision)
  benefit for income
   taxes               $   (861)  $    5,845   $     (159)
---------------------------------------------------------

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities give rise to deferred income taxes. Total deferred tax assets and deferred tax liabilities stated by sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                           Feb. 3, 1996   Feb.1, 1997
                           ------------   -----------
Deferred Tax Assets:
 Long-term pension
  liability                   $   768     $   484
 Inventories                      956         487
 Property, plant
  and equipment                   897         163
Accrued liabilities             1,919       2,085
 Operating loss
  carryforwards and
  carrybacks                    9,270       6,092
Valuation allowance            (1,365)     (1,365)
-----------------------------------------------------
                               12,445       7,946
-----------------------------------------------------
Deferred Tax Liabilities:
  Prepaid expenses
   and other current
   assets                        (252)       (628)
  Property, plant and
   equipment                     (902)         --
 Miscellaneous                   (124)        (35)
-----------------------------------------------------
                               (1,278)       (663)
-----------------------------------------------------
Net Deferred Tax Asset        $11,167     $ 7,283
-----------------------------------------------------

11.       INCENTIVE OPTION PLAN:
          ----------------------

Effective January 28, 1994, the Company adopted an Incentive Plan (the Plan). The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. Approximately 954,000 shares of Common Stock have been reserved for issuance under the Plan. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and the options expire at the earlier of termination of employment or ten years from the date of grant.

As of February 1, 1997 options for approximately 826,300 shares had been granted under the plan at exercise prices ranging from $1.875 to $7.375 per share and options for approximately 409,000 shares were exercisable at February 1, 1997. In addition there are 209,415 options outstanding at $9.170 per share which were issued in fiscal 1993 under employment agreements.

The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during fiscal year 1995 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. Assumptions used for the pricing model include 7.8% for the risk-free interest rate in 1996, expected lives of 5-10 years, expected dividend yield of 0% each year and expected volatility of 70% each year. Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma (loss) net income would have been a loss of $(13,203,000) in 1995 and net income of $223,000 in 1996.

Pro forma (loss) earnings per share would have been $(1.94) in 1995 and $.03 in 1996.

The following table summaries the stock option activity for the years ended February 3, 1996 and February 1, 1997:

                     Number of   Exercise Price
                      Shares       Per Share
                     ---------   --------------
Outstanding as of
 January 28, 1995     741,965   $ 4.00 - 9.170
     Granted           29,000    1.875 - 3.875
     Exercised             --               --
     Terminated            --               --
-----------------------------------------------
Outstanding as of
 February 3, 1996     770,965    1.875 - 9.170
     Granted          265,750    1.625 - 4.750
     Exercised         (1,000)            3.25
     Terminated            --               --
-----------------------------------------------
Outstanding as of
 February 1, 1997   1,035,715    1.625 - 9.170
-----------------------------------------------


Weighted average fair value of options granted for the years ended February 3, 1996 and February 1, 1997, was $1.40 and $1.78, respectively.

12.       RELATED PARTY TRANSACTIONS:
          ---------------------------

The Company has an executive who is the Chairman of the Board of a consulting group. The Company paid the group approximately $78,000 , $69,000 and $31,000 for the years ended January 28, 1995, February 3, 1996 and February 1, 1997, respectively, for professional services rendered.

The Company has also made a $200,000 loan to its President in accordance with his employment contract which is included in "other noncurrent assets" in the accompanying consolidated balance sheet.

13.      QUARTERLY FINANCIAL INFORMATION (Unaudited)
         -------------------------------------------

                               FIRST                   SECOND           THIRD             FOURTH
                               QUARTER                 QUARTER          QUARTER           QUARTER          TOTAL
                               -------                 -------          -------           -------          -----
                                             (In Thousands Except Per Share Amounts)
FISCAL 1996
-----------
  Men's Sales                  $      37,346     $      33,770    $       36,817    $      47,125    $   155,058
  Women's Sales                           --                --                --               --             --
     Net sales                        37,346            33,770            36,817           47,125        155,058
  Gross profit                        17,681            14,378            17,275           20,858         70,192
  Income (loss) from operations        1,088              (878)              840            1,306          2,356
  Net Income (loss)                      228              (559)              109              473            251
  Net Income (loss) per share            .03              (.08)              .02              .07            .04

FISCAL 1995
-----------
  Men's Sales                  $      36,200     $      31,788    $       30,822    $      44,849    $   143,659
  Women's Sales                        8,223             9,483             7,016            1,186         25,908
     Net sales                        44,423            41,271            37,838           46,035        169,567
  Gross profit                        16,450            16,893            16,040           19,395         68,778
  Store repositioning costs               --                --                --           (3,500)        (3,500)
  Income (loss) from operations       (6,168)           (2,422)           (2,364)          (4,633)       (15,587)
  Net Income (loss)                   (4,203)           (1,990)           (2,043)          (4,950)       (13,186)
  Net Income (loss) per share          (0.62)            (0.29)            (0.30)           (0.73)         (1.94)