Form 10-Q
period 1997-05-03
BANK JOS A CLOTHIERS INC /DE/
filed 1997-06-04
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                  FORM 10 - Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    May 3, 1997

                          or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File Number        0-23874


                          Jos. A. Bank Clothiers, Inc.

    Delaware                        5611                     36-3189198
---------------------          -----------------          ----------------
(State incorporation)          (Primary Standard          (I.R.S. Employer
                                Industrial                 Identification
                                Classification             Number)
                                Code Number)

500 Hanover Pike, Hampstead, MD                                       21074-2095
-------------------------------                                       ----------
                                      none
                       ----------------------------------
                       (Former name or former address, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  [ x ]    No [   ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                 Outstanding as of May 30, 1997
  ----------------------------                   ------------------------------
  Common stock. $.01 par value                   6,791,152

                          Jos. A. Bank Clothiers, Inc.

                                     Index

Part I.  Financial Information                                          Page No.

         Item 1.  Financial Statements

                  Condensed Consolidated Statements                       3
                     of Income - Three Months
                     ended May 3, 1997 and
                     May 4, 1996

                  Condensed Consolidated Balance                          4
                    Sheets - as of May 3, 1997 and
                    February 1, 1997

                  Condensed Consolidated Statements                       5
                    of Cash Flows -Three Months
                    ended May 3, 1997 and
                    May 4, 1996

                   Notes to Condensed Consolidated                        6-7
                    Financial Statements

         Item 2.  Management's Discussion and Analysis                    8-11
                  of Results of Operations and
                  Financial Condition

Part II. Other Information


         Item 6.  Exhibits and Reports on Form 8-K                        12

                  (a)      Exhibits - Exhibit 27-Financial Data
                           Schedule (EDGAR filing only)

Signatures                                                                13

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements


                                   JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Income
                                        (In thousands except per share data)
                                                    (Unaudited)

                                                 Three Months Ended
                                              ------------------------
                                              May 3,            May 4,
                                               1997              1996
                                              ------            ------
Net sales                                     $38,655          $37,346
Costs and expenses:
  Cost of goods sold                           19,793           19,665
  General and administrative                    4,213            4,036
  Sales and marketing                          13,427           12,557
                                              -------          -------

                                               37,433           36,258
                                              -------          -------

Operating  income                               1,222            1,088

Interest expense, net                             590              715
                                              -------          -------

Income before provision
     for income taxes                             632              373
 Provision for income taxes                       250              145
                                              -------          -------

Net income                                    $   382          $   228
                                              =======          =======

Per share information:
Net income per share                          $  0.06          $  0.03
                                              =======          =======

Weighted average number of
  shares outstanding                            6,825            6,791
                                              =======          =======



                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                           (In thousands) (Unaudited)

                                                    May 3,           February 1,
                                                     1997               1997
                                                   --------          -----------
ASSETS
Current Assets:
  Cash and cash equivalents                        $    656           $    719
  Accounts receivable                                 3,573              3,300
Inventories:
  Raw materials                                       5,844              4,062
  Work-in-process                                     5,823              4,717
  Finished goods                                     36,500             32,104
                                                   --------           --------
     Total inventories                               48,167             40,883
                                                   --------           --------

Prepaid expenses and other
  current assets                                      4,549              4,874
Deferred and refundable income taxes                  3,200              3,200
                                                   --------           --------
     Total current assets                            60,145             52,976
                                                   --------           --------

Property, plant and equipment,
     at cost                                         47,828             48,078
Accumulated depreciation and
     amortization                                   (25,248)           (25,238)
                                                   --------           --------
       Net property, plant and equipment             22,580             22,840
                                                   --------           --------

Deferred income taxes                                 3,843              4,083
Other assets                                          1,384              1,511
                                                   --------           --------
Total Assets                                       $ 87,952           $ 81,410
                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $ 15,012           $ 12,357
  Accrued expenses                                    9,083             10,484
  Current portion of long-term debt                   1,423              1,504
                                                   --------           --------
     Total current liabilities                       25,518             24,345

Long-term liabilities                                26,353             21,366
                                                   --------           --------

     Total liabilities                               51,871             45,711
                                                   --------           --------

Shareholders' equity:
     Common stock                                        70                 70
     Additional paid-in capital                      56,336             56,336
     Accumulated deficit                            (18,405)           (18,787)
                                                   --------           --------
                                                     38,001             37,619
Less treasury stock                                  (1,920)            (1,920)
                                                   --------           --------

     Total shareholders' equity                      36,081             35,699
                                                   --------           --------
Total liabilities and shareholders' equity         $ 87,952           $ 81,410
                                                   ========           ========

                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (In thousands) (Unaudited)

                                                                          Three Months Ended
                                                                       -----------------------
                                                                        May 3,          May 4,
                                                                         1997            1996
                                                                       -------          ------
Cash flows from operating activities:
  Net income                                                           $   382         $   228
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Decrease in deferred taxes                                             240           3,876
    Depreciation and amortization                                          916             992
    Net increase in operating
       working capital                                                  (6,014)         (1,994)

     Net cash provided by (used in) operating activities                (4,476)          3,102
                                                                       --------        -------

Cash flows from investing activities:
   Additions to property, plant and equipment                             (625)           (159)
   Proceeds from disposal of assets                                       -                 97
                                                                       --------        -------

     Net cash provided by (used in)
       investing activities                                               (625)            (62)
                                                                       --------        -------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement                           14,573          10,347
  Repayment under long-term Credit Agreement                            (9,435)        (13,026)
  Changes in other long-term debt, net                                    (100)           (216)
  Payments related to debt financing                                      -               (142)
                                                                       --------        -------

     Net cash provided by (used in) financing activities                 5,038          (3,037)
                                                                       --------        -------

Net increase (decrease) in cash and cash equivalents                       (63)              3

Cash and cash equivalents - beginning of period                            719             644
                                                                       --------        -------

Cash and cash equivalents - end of period                              $   656         $   647
                                                                       =======         =======


                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/3/97


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

         Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's February 1, 1997 Annual Report on Form 10-K.

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

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS 109). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/3/97

3.       WORKING CAPITAL

         The net change in operating working capital is composed of the following:

                                                                 Three Months Ended
                                                                 ------------------
                                                                 May 3,      May 4,
                                                                  1997       1996
                                                                -------     -------
                                                                   (in thousands)
         (Increase) in accounts receivable                      $  (273)    $(2,120)
         (Increase) decrease in inventories                      (7,284)      2,553
         Decrease in prepaids and other assets                      395         532
         Increase (decrease) in accounts payable                  2,655      (2,263)
         (Decrease) in accrued expenses and other liabilities    (1,507)       (696)
                                                                -------     -------

         Net (increase) in operating working capital            $(6,014)    $(1,994)
                                                                =======     =======

4.       NEW ACCOUNTING STANDARDS

         During early 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share," which becomes effective December 15, 1997, and as to which early adoption is not permitted. Under SFAS No. 128, a company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation of basic earnings per share) and diluted earnings per share. The adoption of this pronouncement will require restatement of all prior period earnings per share data presented; however, the Company does not expect this change to be material to the historical earnings per share.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/3/97

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 1, 1997.

Overview - The Company's net income for the first quarter of fiscal 1997 increased to $.4 million or $.06 per share compared to net income of $.2 million or $.03 per share for the same period in the prior year.

The Company's strategy of expanding its store base by clustering stores in existing markets is performing well, generating increased sales and profit. The four new full-line stores that were opened in the fourth quarter of 1996 have generated strong contributions. The Company has finalized leases for six additional stores to be opened between May and September 1997 and is actively pursuing up to four additional sites to be opened in 1997. These stores would add to our base of 80 stores that were open at the beginning of fiscal 1997. Comparable store sales decreased slightly by 1.5 percent primarily because of the new stores opened in existing markets.

Catalog operations have generated higher sales due primarily to the increased catalog circulation and better response rates. During the first quarter of 1997, the Company spent $.9 million more on advertising primarily for a national image advertising campaign which is to be run throughout the year and increased catalog circulation in reaction to favorable response rates over the past year.

Gross profit improved compared to 1996 as all product categories performed better than last year, particularly suits and ties.

The Company's availability under the Credit Agreement has increased to $13.1 million at May 30, 1997 compared to $11.6 million at the same time last year. Total debt outstanding decreased $3.9 million from $23.5 million at May 3, 1997 compared to $27.4 million at May 4, 1996.

Results of Operations - The following table is derived from the Company's condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/3/97

                                                      Percentage of Net Sales
                                                           Quarter Ended
                                                    --------------------------
                                                    May 3,              May 4,
                                                     1997                1996
                                                    ------              ------
Net Sales....................................       100.0%              100.0%
Cost of goods sold...........................        51.2                52.7
                                                    -----               -----

Gross profit.................................        48.8                47.3
General and administrative expenses..........        10.9                10.8
Sales and marketing expenses.................        34.7                33.6
                                                    -----               -----

Operating income.............................         3.0                 2.9
Interest expense, net........................         1.5                 1.9
                                                    -----               -----

Income before income taxes...................         1.6                 1.0
Provision for income taxes
  and related items..........................          .6                 0.4
                                                    -----               -----

Net income...................................         1.0%                0.6%
                                                    =====               =====

Net Sales - Total retail and catalog sales increased 6.2 percent to $38.7 million in the first quarter of 1997 from $36.4 million in the same period last year. (The sales for 1996 exclude $.9 million of sales for contract manufacturing work which the Company discontinued in the third quarter of 1996.) The increase in sales reflects a 15 percent increase in existing markets where three new stores were opened. In addition, catalog sales increased by 40 percent during the quarter on an increase of approximately 20 percent in catalog circulation. Comparable store sales (those opened over one year) decreased slightly by 1.5 percent due to the impact of new stores opened in existing markets and an aggressive promotional campaign during April 1996. As expected, the new stores are drawing customers from our existing stores which reduces our comparable store sales results.

Cost of Goods Sold - Gross profit improved by 1.5 percentage points for the first quarter of 1997 compared to the same period in the prior year. This improvement was consistent in all categories, particularly in the higher margin suits and ties.

General and Administrative Expenses - General and administrative expenses increased $.2 million to $4.2 million in the quarter compared to 1996. The increase was primarily related to higher professional fees as the Company negotiated the extension of the contract with its manufacturing and distribution union.

Sales and Marketing Expenses - Sales and marketing expenses increased $.8 million in the first quarter of 1997 compared to 1996 primarily as a result of higher catalog circulation and a national image advertising campaign. The Company mailed approximately 20 percent more catalogs in the first quarter of 1997 compared to the same period in 1996 in reaction to favorable trends in the catalog operations over the last year. The Company expects to continue to increase catalog circulation in 1997. The national image campaign is to be run throughout the year on CNN Headline News and is designed to increase the awareness of the Jos. A. Bank name.

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/3/97

Interest Expense - Interest expense was $.1 million lower in the first quarter ended May 3, 1997 compared to the same period in 1996 due primarily to a $3.9 million decrease in total debt outstanding at May 3, 1997 compared to May 4, 1996.

Income Taxes - The Company has net tax operating  loss  carryforwards  (NOLs) of approximately $20 million which expire through 2011. The NOLs were generated during periods in which the Company operated its women's business along with the men's business, primarily in fiscal 1995. In 1995, the Company discontinued its women's business to focus its efforts on its men's business. Realization of the future tax benefits of the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of earnings, its recent operating results and growth plans, that future earnings of the Company will more likely than not be sufficient to utilize at least $16 million of the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $6.1 million relating to the NOLs.

The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1992 through 1994, as adjusted for unusual charges. Management believes that although the recent earnings and estimated future earnings might justify a higher amount, the $6.1 million represents a reasonable estimate of the future utilization of the NOLs and will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Liquidity and Capital Resources - At May 3, 1997 the Company had outstanding borrowings of $23.1 million with $13.8 million of availability under its Credit Agreement compared to borrowings of $26.2 million and availability of $9.7 million at the same time last year. The Company's availability at May 3, 1997 has increased by $4.1 million compared to the same time in 1996. The increase in availability was generated principally by better terms with vendors and the timing of inventory purchases.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                           Three  Months Ended
                                                         -----------------------
                                                          May 3,         May 4,
                                                           1997           1996
                                                         --------       --------
Cash provided by (used in):
              Operating activities                       $(4,476)       $ 3,102
              Investing activities                          (625)           (62)
              Financing activities                         5,038         (3,037)
                                                         -------        -------
Net increase (decrease) in cash and cash equivalents     $   (63)       $     3
                                                         =======        =======

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/3/97

Cash used by operating activities was due primarily to higher inventory levels to support new stores and to add product categories. Cash used in investing activities relates primarily to improvements to two new stores that will open in the second quarter of 1997 and for display fixtures to improve merchandise presentations in our stores. Cash provided by financing activities represents primarily borrowings on the revolving loan under the Credit Agreement.

The Company expects to spend between $4.0 and $5.0 million in capital expenditures to open up to ten new stores and renovate existing stores in 1997. The Company believes that its current liquidity and Credit Agreement will be adequate to maintain its currently anticipated working capital and investment needs. The store expansion program is being financed through operations and the Company's Credit Agreement. Further expansion beyond 1998 may necessitate revised financing arrangements for the Company.

The Company's plans and beliefs concerning 1997 contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition.

PART 2.       OTHER INFORMATION


Item 6.  Exhibit

(a)      Exhibit 27 - Financial Data Schedule

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/3/97

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 3, 1997           Jos. A. Bank Clothiers, Inc.
                                        (Registrant)





                               -----------------------------------------
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer