Form 10-Q
period 1997-08-02
BANK JOS A CLOTHIERS INC /DE/
filed 1997-09-15
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10 - Q

x Quarterly  report  pursuant to Section 13 or 15(d) of the Securities  Exchange
  Act of 1934

  For the quarterly period ended    August 2, 1997
                                  ------------------

                          or

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  Commission File Number     0-23874
                           -----------

                          Jos. A. Bank Clothiers, Inc.

      Delaware                         5611                        36-3189198
---------------------           -----------------               ----------------
(State incorporation)           (Primary Standard               (I.R.S. Employer
                                    Industrial                   Identification
                                  Classification                     Number)
                                   Code Number)

500 Hanover Pike, Hampstead, MD                                    21074-2095
-------------------------------                                 ----------------

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

                                Yes  [x]    No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding as of September 8, 1997
----------------------------                 -----------------------------------

Common stock. $.01 par value                              6,791,152

                          Jos. A. Bank Clothiers, Inc.

                                      Index
                                      -----

Part I.  Financial Information                                         Page No.
         ---------------------                                         --------

         Item 1.           Financial Statements

                           Condensed Consolidated Statements                 3
                              of Income - Three and Six Months
                              ended August 2, 1997 and
                              August 3, 1996

                           Condensed Consolidated Balance                    4
                             Sheets - as of August 2, 1997 and
                             February 1, 1997

                           Condensed Consolidated Statements                 5
                             of Cash Flows -Six Months
                             ended August 2, 1997 and
                             August 3, 1996

                            Notes to Condensed Consolidated                6-7
                             Financial Statements

         Item 2.           Management's Discussion and Analysis            8-11
                             of Results of Operations and
                             Financial Condition

Part II.          Other Information
                  -----------------

         Item 6.           Exhibits and Reports on Form 8-K                 12

                           (a) Exhibits - Exhibit 27-Financial Data Schedule (EDGAR filing only)

Signatures                                                                  13
----------

PART I.           FINANCIAL INFORMATION

         ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                  Three Months Ended      Six Months Ended
                                 --------------------   --------------------

                                 August 2,  August 3,   August 2,  August 3,
                                   1997       1996        1997       1996
                                 ---------  ---------   ---------  ---------

Net sales                        $ 39,530   $ 33,770    $ 78,185   $ 71,116
Costs and expenses:
  Cost of goods sold               21,372     19,392      41,165     39,057
  General and administrative        4,491      4,182       8,704      8,218
  Sales and marketing              12,652     11,074      26,079     23,631
                                 --------   --------    --------   --------

                                   38,515     34,648      75,948     70,906
                                 --------   --------    --------   --------

Operating  income (loss)            1,015       (878)      2,237        210

Interest expense, net                 667         37       1,257        752
                                 --------   --------    --------   --------

Income (loss) before provision
     for income taxes                 348       (915)        980       (542)
 Provision for income taxes           152       (356)        402       (211)
                                 --------   --------    --------   --------

Net income (loss)                $    196   $   (559)   $    578   $   (331)
                                 ========   ========    ========   ========

Per share information:
Net income per share             $   0.03   $  (0.08)   $   0.08   $  (0.05)
                                 ========   ========    ========   ========

Weighted average number of
  shares outstanding                6,825      6,790       6,825      6,790
                                 ========   ========    ========   ========


                             See accompanying notes.

                   JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)

                                                      August 2,  February 1,
                                                        1997        1997
                                                      ---------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    258    $    719
  Accounts receivable                                    3,130       3,300
Inventories:
  Raw materials                                          5,203       4,062
  Work-in-process                                        6,972       4,717
  Finished goods                                        34,806      32,104
                                                      --------    --------
     Total inventories                                  46,981      40,883
                                                      --------    --------

Prepaid expenses and other
  current assets                                         4,678       4,874
Deferred and refundable income taxes                     3,200       3,200
                                                      --------    --------
     Total current assets                               58,247      52,976
                                                      --------    --------

Property, plant and equipment,
     at cost                                            48,827      48,078
Accumulated depreciation and
     amortization                                      (25,952)    (25,238)
                                                      --------    --------
       Net property, plant and equipment                22,875      22,840
                                                      --------    --------

Deferred income taxes                                    3,711       4,083
Other assets                                             1,192       1,511
                                                      --------    --------
TOTAL ASSETS                                          $ 86,025    $ 81,410
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  9,621    $ 12,357
  Accrued expenses                                       9,551      10,484
  Current portion of long-term debt                      1,516       1,504
                                                      --------    --------
     Total current liabilities                          20,688      24,345

Long-term liabilities                                   29,060      21,366
                                                      --------    --------

     Total liabilities                                  49,748      45,711
                                                      --------    --------

Shareholders' equity:
     Common stock                                           70          70
     Additional paid-in capital                         56,336      56,336
     Accumulated deficit                               (18,209)    (18,787)
                                                      --------    --------
                                                        38,197      37,619
Less treasury stock                                     (1,920)     (1,920)
                                                      --------    --------

     TOTAL SHAREHOLDERS' EQUITY                         36,277      35,699
                                                      --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 86,025    $ 81,410
                                                      ========    ========

                             See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                             Six Months Ended
                                                           ---------------------

                                                           August 2,   August 3,
                                                             1997        1996
                                                           ---------   ---------

Cash flows from operating activities:
  Net income (loss)                                        $    578    $   (331)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Decrease in deferred taxes                                  372       3,578
    Depreciation and amortization                             1,860       1,967
    Net (increase) decrease in operating
       working capital                                       (9,387)      2,260
                                                           --------    --------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (6,577)      7,474
                                                           --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment                (1,849)       (193)
   Proceeds from disposal of assets                            --           841
                                                           --------    --------

     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                  (1,849)        648
                                                           --------    --------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement                22,660      12,475
  Repayment under long-term Credit Agreement                (14,842)    (20,278)
  Changes in other long-term debt, net                          163        (330)
  Payments related to debt financing                            (16)       (147)
                                                           --------    --------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      7,965      (8,280)
                                                           --------    --------

Net decrease in cash and cash equivalents                      (461)       (158)

Cash and cash equivalents - beginning of period                 719         737
                                                           --------    --------

Cash and cash equivalents - end of period                  $    258    $    579
                                                           ========    ========

                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q, 8/2/97

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q, 8/2/97

3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                             Six Months Ended
                                                            -------------------
                                                            August 2,  August 3,
                                                              1997       1996
                                                            --------   --------
                                                               (in thousands)

     (Increase) in accounts receivable                      $   170    $   (35)
     (Increase) decrease in inventories                      (6,098)     5,703
     (Increase) decrease in prepaids and other assets           398       (172)
     Decrease in accounts payable                            (2,736)    (1,365)
     Decrease in accrued expenses and other liabilities      (1,121)    (1,871)
                                                            -------    -------
     Net (increase) decrease in operating working capital   $(9,387)   $ 2,260
                                                            =======    =======

4.   FINANCING

     The Company has obtained a commitment from its primary lender to extend its credit agreement (the "Credit Agreement") to April 2001 and which includes an additional term loan facility of $4,000,000 payable in monthly installments plus interest based on a five-year amortization with any outstanding balance due in April 2001. The Credit Agreement also includes financial covenants concerning net worth and EBITDA coverage, among others, and limitations on capital expenditures and additional indebtedness and restriction on the payment of dividends. Interest rates under the amended agreement range from prime to prime plus 2.0% or LIBOR plus 2.0% to LIBOR plus 3.5% depending on the EBITDA coverage ratio. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance. The Company expects to finalize the amendment in September, 1997. Substantially all assets of the Company are collateralized under the Credit Agreement.

5.   NEW ACCOUNTING STANDARDS

     During early 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which becomes effective December 15, 1997, and as to which early adoption is not permitted. Under SFAS No. 128, a company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation of basic earnings per share) and diluted earnings per share. The adoption of this pronouncement will require restatement of all prior period earnings per share data presented; however, the Company does not expect this change to be material to the historical earnings per share.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q, 8/2/97

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 1, 1997.

OVERVIEW - The Company' net income for the quarter ended August 2, 1997 increased to $.2 million or $.03 per share compared to a net loss of $.6 million or $.08 per share for the same period last year. For the six months, net income increased to $.6 million compared to a net loss of $.3 million last year. This improvement was due primarily to higher gross profit and higher comparable store sales.

The Company's expansion strategy, which includes clustering new stores in existing markets, continues to perform well. Two new stores were opened in existing markets during the second quarter, one each in the New Jersey and New York markets. The Company also opened three new stores during August, 1997 in Burlington, MA, Garden City, NJ and Gwinnett, GA and expects to open up to five additional new stores by year end. (Refer to "Liquidity and Capital Resources" for a discussion of the Company's store expansion strategy.)

In September, 1997, the Company obtained a commitment letter from its primary lender which amended its Credit Agreement to extend the term to April, 2001 and obtained a $4 million term loan facility which will be used to finance the opening of new stores.

RESULTS OF OPERATIONS - The following table is derived from the Company's condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                          Percentage of Net Sales    Percentage of Net Sales
                                            Three Months Ended           Six Months Ended
                                           --------------------        --------------------
                                           August 2,  August 3,        August 2,  August 3,
                                             1997       1996             1997       1996
                                           --------   ---------        ---------  -------
Net Sales..................................  100.0%     100.0%           100.0%   100.0%
Cost of goods sold.........................   54.1       57.4             52.7     54.9
                                              ----       ----             ----     ----

Gross profit...............................   45.9       42.6             47.3     45.1
General and administrative expenses........   11.4       12.4             11.1     11.6
Sales and marketing expenses...............   32.0       32.8             33.4     33.2
                                              ----       ----             ----     ----

Operating income (loss)....................    2.6       (2.6)             2.9      0.3
Interest expense, net......................    1.7        0.1              1.6      1.1
                                              ----       ----             ----     ----

Income (loss) before income taxes..........    0.9       (2.7)             1.3     (0.8)
Provision for income taxes
  and related items........................    0.4       (1.0)             0.5     (0.3)
                                              ----       ----             ----     ----

Net income (loss)..........................    0.5%      (1.7)%            0.7%    (0.5)%
                                              ====       ====             ====     ====

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q 8/2/97

NET SALES - Total sales increased to $39.5 million in the second quarter of 1997 from $33.8 million in the same period last year. Total sales for the first six months of 1997 increased 9.9 percent to $78.2 million compared to $71.1 million in the sale period last year. Comparable store sales increased 10.8 percent during the second quarter and 4.3 percent for the six months. Catalog sales increased approximately 40 percent during the quarter and six months ended August 2, 1997, primarily from increase circulation and strong response rates.

COST OF GOODS SOLD - Gross profit improved by 330 and 220 basis points for the second quarter and first six months of 1997 compared to the same periods in the prior year, with all product categories showing improved results. This improvement was due primarily to strong consumer demand, improved aging of inventory and improved sourcing of products.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased as a percentage of sales in the second quarter as the Company is beginning to leverage its infrastructure. Such expenses increased $.3 million to $4.5 million in the second quarter and $.5 million in the first six months of 1997 compared to 1996. The increases were primarily related to higher costs resulting from increased sales volume and number of stores and professional fees related to the extension of the contract with the Company's union that represents its manufacturing and distribution employees. These expenses were partially offset by lower employee relocation costs.

SALES AND MARKETING EXPENSES - Sales and marketing expenses increased $1.6 million and $2.4 million in the second quarter and six months ended August 2, 1997, respectively, compared to 1996 primarily as a result of higher catalog circulation, a national image advertising campaign and operating expenses from additional stores. The Company expects to continue to increase catalog circulation in 1997. The national image campaign is to be run throughout the year on CNN Headline News and is designed to increase the awareness of the Jos.
A. Bank name.

INTEREST EXPENSE - Excluding $.6 million of interest income related to an income tax refund received in the second quarter of 1996 from the Company's pre-1996 parent, interest expense was comparable in the second quarter and $.1 million lower in the six months ended August 2, 1997, respectively, compared to the same periods in 1996. In connection with the extension of its Credit Agreement, the Company negotiated a reduction of up to 150 basis points off its interest rate, depending upon the achievement of certain EBITDA targets.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q 8/2/97

The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1992 through 1994, as adjusted for unusual charges. Management believes that although the recent earnings and estimated future earnings might justify a higher amount, the $6.1 million represents a reasonable estimate of the future utilization of the NOLs and will continue to evaluate the likelihood of futur profit and the necessity of future adjustments to the deferred tax asset valuation allowance. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

LIQUIDITY AND CAPITAL RESOURCES - At August 2, 1997 the Company had outstanding borrowings of $25.8 million with $9.9 million of availability under its Credit Agreement compared to borrowings of $21.1 million and availability of $7.3 million at the same time last year. The increase in outstanding borrowings was generated primarily by higher inventory levels and capital expenditures to support new store openings. Availability under the Credit Agreement will increase by $4.0 million when the Company finalizes the amendment to its Credit Agreement in September, 1997. To date, the Company has obtained a commitment letter from its primary bank to amend the Credit Agreement.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                          Six  Months Ended
                                                        ---------------------
                                                        August 2,   August 3,
Cash provided by (used in):                                1997        1996
                                                         -------     -------
              Operating activities                       $(6,577)    $ 7,474
              Investing activities                        (1,849)        648
              Financing activities                         7,965      (8,280)
                                                         -------     -------
Net increase (decrease) in cash and cash equivalents     $  (461)    $  (158)
                                                         =======     =======

Cash used by operating activities was due primarily to higher inventory levels to support new stores and to add product categories. Cash used in investing activities relates primarily to the opening of new stores and for display fixtures to improve merchandise presentations in our existing stores. Cash provided by financing activities represents primarily borrowings on the revolving loan under the Credit Agreement.

The Company expects to spend between $4.0 and $4.5 million in capital expenditures to open up to ten new stores and to renovate and relocate existing stores in 1997. The store expansion program is being financed through operations and the Company's Credit Agreement. The Company believes that its current liquidity and its recently extended Credit Agreement will be adequate to support its current working capital and investment needs.

The Company also expects to open up to 20 additional stores in 1998 and 1999, mostly in existing markets. The Company believes that its existing markets can support these additional stores which will provide leverage for its management, distribution, advertising and sourcing infrastructure. Further expansion beyond 1998 may necessitate revised financing arrangements for the Company. To support this growth, the Company expects to upgrade certain information systems in 1998 and 1999.

The Company's plans and beliefs concerning 1997 contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition, including the availability of additional store sites, the performance of its suppliers, and general economic conditions.

PART 2.       OTHER INFORMATION

Item 6.  Exhibit
----------------

(a)           Exhibit 27 - Financial Data Schedule

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q 8/2/97

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 15, 1997                 Jos. A. Bank Clothiers, Inc.
                                          (Registrant)




                                          ________________________________
                                          David E. Ullman
                                          Executive Vice President,
                                          Chief Financial Officer