Form 10-Q
period 1997-11-01
BANK JOS A CLOTHIERS INC /DE/
filed 1997-12-12
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended November 1, 1997

                      or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number   0-23874


                          Jos. A. Bank Clothiers, Inc.

      Delaware                     5611                       36-3189198
---------------------          ------------                ----------------
(State incorporation)          (Primary Standard           (I.R.S. Employer
                               Industrial                  Identification
                               Classification              Number)
                               Code Number)

500 Hanover Pike, Hampstead, MD                               21074-2095
-------------------------------                               ----------

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

           Class                             Outstanding as of December 11, 1997
----------------------------                 -----------------------------------
Common stock. $.01 par value                 6,791,152

                          Jos. A. Bank Clothiers, Inc.

                                      Index
                                      -----

Part I.  Financial Information                                        Page No.
         ---------------------                                        --------

        Item 1.  Financial Statements

                 Condensed Consolidated Statements                       3
                    of Income - Three and Nine Months
                    ended November 1, 1997 and
                    November 2, 1996

                 Condensed Consolidated Balance                          4
                   Sheets - as of November 1, 1997 and
                   February 1, 1997

                 Condensed Consolidated Statements                       5
                   of Cash Flows -Nine Months
                   ended November 1, 1997 and
                   November 2, 1996

                 Notes to Condensed Consolidated                       6-7
                   Financial Statements

        Item 2.  Management's Discussion and Analysis                 8-11
                   of Results of Operations and
                   Financial Condition

Part II. Other Information
         -----------------

        Item 6.  Exhibits and Reports on Form 8-K                       12

                 (a)   Exhibits - Exhibit 27-Financial Data
                       Schedule (EDGAR filing only)

Signatures                                                              13
----------

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements


                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                      (In thousands except per share data)
                                  (Unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                       ---------------------              ------------------------
                                                       Nov. 1,       Nov. 2,              Nov. 1,          Nov. 2,
                                                        1997          1996                 1997             1996
                                                       -------       -------              -------          -------
Net sales                                             $41,536         $36,817            $119,721         $107,933
Costs and expenses:
  Cost of goods sold                                   21,509          19,542              62,674           58,599
  General and administrative                            4,653           3,588              13,357           11,806
  Sales and marketing                                  13,821          12,847              39,900           36,478
  Store opening costs                                     134               -                 134                -
                                                      -------         -------            --------         --------
                                                       40,117          35,977             116,065          106,883
                                                      -------         -------            --------         --------
Operating  income                                       1,419             840               3,656            1,050

Interest expense, net                                     738             662               1,995            1,414
                                                      -------         -------            --------         --------

Income (loss) before provision
     for income taxes                                     681             178               1,661             (364)
 Provision for income taxes                               279              69                 681             (142)
                                                      -------         -------            --------         --------
Net income (loss)                                     $   402         $   109            $    980         $   (222)
                                                      =======         =======            ========         ========
Per share information:
Net income (loss) per share                           $  0.06         $  0.02            $   0.14         $  (0.03)
                                                      =======         =======            ========         ========

Weighted average number of
  shares outstanding                                    6,889           6,828               6,846            6,790
                                                      =======         =======            ========         ========


                             See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                           (In thousands) (Unaudited)

                                                           November 1,                February 1,
                                                              1997                       1997
                                                           -----------                -----------
ASSETS
Current Assets:
  Cash and cash equivalents                              $   2,050                     $      719
  Accounts receivable                                        4,474                          3,300
Inventories:
  Raw materials                                              3,266                          4,062
  Work-in-process                                            5,676                          4,717
  Finished goods                                            41,585                         32,104
                                                         ---------                     ----------
     Total inventories                                      50,527                         40,883
                                                         ---------                     ----------
Prepaid expenses and other
  current assets                                             4,763                          4,874
Deferred and refundable income taxes                         3,200                          3,200
                                                         ---------                     ----------
     Total current assets                                   65,014                         52,976
                                                         ---------                     ----------
Property, plant and equipment,
  at cost                                                   50,042                         48,078
Accumulated depreciation and
  amortization                                             (26,747)                       (25,238)
                                                         ---------                     ----------
     Net property, plant and equipment                      23,295                         22,840
                                                         ---------                     ----------

Deferred income taxes                                        3,456                          4,083
Other assets                                                 1,031                          1,511
                                                         ---------                     ----------
Total Assets                                             $  92,796                     $   81,410
                                                         =========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $  14,593                     $   12,357
  Accrued expenses                                          10,236                         10,484
  Current portion of long-term debt                          2,104                          1,504
                                                         ---------                     ----------
     Total current liabilities                              26,933                         24,345

Long-term liabilities                                       29,184                         21,366
                                                         ---------                     ----------
     Total liabilities                                      56,117                         45,711
                                                         ---------                     ----------
Shareholders' equity:
     Common stock                                               70                             70
     Additional paid-in capital                             56,336                         56,336
     Accumulated deficit                                   (17,807)                       (18,787)
                                                         ---------                     ----------
                                                            38,599                         37,619
Less treasury stock                                         (1,920)                        (1,920)
                                                         ---------                     ----------
     Total shareholders' equity                             36,679                         35,699
Total liabilities and shareholders' equity               $  92,796                     $   81,410
                                                         =========                     ==========

                             See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (In thousands) (Unaudited)


                                                                            Nine Months Ended
                                                                    ------------------------------------
                                                                    November 1,              November 2,
                                                                       1997                      1996
                                                                    -----------              -----------
Cash flows from operating activities:
  Net income (loss)                                                 $       980                $    (222)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Decrease in deferred taxes                                              627                    3,619
    Depreciation and amortization                                         2,831                    2,929
    Net (increase) decrease in operating
       working capital                                                   (8,623)                     995
                                                                    -----------                ---------

     Net cash provided by (used in) operating activities                 (4,185)                   7,321
                                                                    -----------                ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                            (3,194)                    (599)
   Proceeds from disposal of assets                                           -                      873
                                                                    -----------                ---------

     Net cash provided by (used in)
       investing activities                                              (3,194)                     274
                                                                    -----------                ---------


Cash flows from financing activities:
  Borrowings under long-term Credit Agreement                            31,379                   21,527
  Repayment under long-term Credit Agreement                            (22,756)                 (28,629)
  Changes in other long-term debt, net                                       87                     (727)
  Payments related to debt financing                                          -                     (147)
                                                                    -----------                ---------

     Net cash provided by (used in) financing activities                  8,710                   (7,976)
                                                                    -----------                ---------

Net increase (decrease) in cash and cash equivalents                      1,331                     (381)

Cash and cash equivalents - beginning of period                             719                      644
                                                                    -----------                ---------

Cash and cash equivalents - end of period                           $     2,050                $     263
                                                                    ===========                =========

                            See accompanying notes.

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

3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                                        Nine Months Ended
                                                                    -------------------------
                                                                    Nov  1,           Nov. 2,
                                                                     1997               1996
                                                                    -------           -------
                                                                          (in thousands)
     Increase in accounts receivable                                $ (1,174)       $  (1,904)
     Increase in inventories                                          (9,644)            (484)
     Decrease in prepaids and other assets                               419              103
     Increase in accounts payable                                      2,236            4,212
     Decrease in accrued expenses and other liabilities                 (460)            (932)
                                                                    --------        ---------
     Net (increase) decrease in operating working capital           $ (8,623)       $     995
                                                                    ========        =========


4.   FINANCING

     In September, 1997, the Company amended its Credit Agreement (the "Credit Agreement") with its primary lender to extend the Credit Agreement to April 2001 and which includes an additional term loan facility of $4,000,000 payable in monthly installments plus interest based on a five-year amortization with any outstanding balance due in April 2001. The Credit Agreement also includes financial covenants concerning net worth and EBITDA coverage, among others, and limitations on capital expenditures and additional indebtedness and a restriction on the payment of dividends. Interest rates under the Credit Agreement range from prime to prime plus 2.0% or LIBOR plus 2.0% to LIBOR plus 3.5% depending on the EBITDA coverage ratio. At November 1, 1997, the interest rate on the $4,000,000 term loan and revolving portions of the Credit Agreement were 8.9% and 7.9%, respectively. The Credit Agreement also includes an early termination fee and provisions for a seasonal over-advance. Substantially all assets of the Company are collateralized under the Credit Agreement.

5.   RIGHTS OFFERING

     In September, 1997, the Company adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Jos. A. Bank's outstanding Common Stock held as of the close of business on September 30, 1997. Each Right will entitle stockholders to buy one one-hundredth of a share of the newly designated Series A Preferred Stock of Jos. A. Bank at an exercise price of $40. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company's outstanding Common Stock.

     If any person becomes the beneficial owner of 20 percent or more of the Company's outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more of the Company's common stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, common stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights.

     The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following the public announcement that a person or group has acquired 20 percent or more of the Company's common stock.

6.   NEW ACCOUNTING STANDARDS

     During early 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which becomes effective for fiscal years ending after December 15, 1997, and as to which early adoption is not permitted. Under SFAS No. 128, a company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation of basic earnings per share) and diluted earnings per share. The adoption of this pronouncement will require restatement of all prior period earnings per share data presented; however, the Company does not expect this change to be material to the historical earnings per share.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 1, 1997.

Overview - The Company' net income for the quarter ended November 1, 1997 increased to $.4 million or $.06 per share compared to net income of $.1 million or $.02 per share for the same period last year. For the nine months ended November 1, 1997, net income increased to $1.0 million or $0.14 per share compared to a net loss of $.2 million or $0.03 per share last year. This improvement was due primarily to higher gross profit and increases in total sales resulting from new store openings and increased comparable store sales.

The Company's expansion strategy, which includes clustering new stores in existing markets, continues to perform well. Eight new stores were opened in existing markets during 1997 with two new stores in the second quarter, four new stores in the third quarter and two new stores in the fourth quarter. (Refer to "Liquidity and Capital Resources" for a discussion of the Company's store expansion strategy.)

In September, 1997, the Company amended its Credit Agreement to extend the term to April, 2001 and obtained an additional $4 million term loan facility which will be used to finance the opening of new stores.

Results of Operations - The following table is derived from the Company's condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                                           Percentage of Net Sales          Percentage of Net Sales
                                                              Three Months Ended               Nine Months Ended
                                                           -----------------------          -----------------------
                                                            Nov. 1,        Nov. 2,           Nov. 1,        Nov. 2,
                                                             1997           1996              1997           1996
                                                            -------        -------           -------        -------
Net Sales                                                    100.0%         100.0%            100.0%         100.0%
Cost of goods sold                                            51.8           53.1              52.4           54.3
                                                             -----          -----             -----          -----

Gross profit                                                  48.2           46.9              47.6           45.7
General and administrative expenses                           11.2            9.8              11.2           10.9
Sales and marketing expenses                                  33.3           34.9              33.3           33.8
Store opening costs                                             .3             --                .1             --
                                                             -----          -----             -----          -----

Operating income                                               3.4            2.3               3.1            1.0
Interest expense, net                                          1.8            1.8               1.7            1.3
                                                             -----          -----             -----          -----

Income (loss) before income taxes                              1.6             .5               1.4            (.3)
Provision (benefit) for income taxes                           0.6             .2               0.6            (.1)
                                                             -----          -----             -----          -----

Net income (loss)                                              1.0%           0.3%              0.8%          (0.2)%
                                                             =====          =====             =====          =====

Net Sales - Total sales increased 12.8 percent to $41.5 million in the third quarter of 1997 from $36.8 million in the same period last year. Total sales for the first nine months of 1997 increased 10.9 percent to $119.7 million compared to $107.9 million in the same period last year. Comparable store sales increased
2.0 percent during the third quarter and 3.5 percent for the nine months ended November 1, 1997. Catalog sales for the third quarter of 1997 were consistent with the sales in the third quarter of 1997 on comparable circulation, while catalog sales increased 28% for the nine months ended November 1, 1997 on a 21% increase in circulation.

Cost of Goods Sold - Gross profit improved by 130 and 190 basis points for the third quarter and first nine months of 1997, respectively compared to the same periods in the prior year, with all product categories showing improved results. This improvement was due primarily to strong consumer demand, improved aging of inventory and improved sourcing of products.

General and Administrative Expenses - General and administrative expenses increased to 11.2 percent of sales in the third quarter of 1997 compared to 9.8 percent in the third quarter of 1996. The increase relates primarily to a) professional fees for a rights offering that was completed in September, 1997,
b) an incentive credit in 1996 related to the relocation of a store, and c) professional fees for a store expansion study along with union and other legal matters.

Sales and Marketing Expenses - Sales and marketing expenses (which include store and catalog payroll, advertising, rent, depreciation, among others, decreased as a percentage of sales in the third quarter and nine months ended November 1, 1997, primarily as a result of increased leverage of advertising costs in the markets where stores have been added and a reduction in store payroll costs.

Interest Expense - Interest expense increased $.1 million in the third quarter ended November 1, 1997 as the Company obtained a $4 million term loan in September, 1997 to finance new store openings in late 1997 and 1998. The increase was partially offset by a lower interest rate compared to 1996. Excluding $.6 million of interest income related to an income tax refund received in the second quarter of 1996 from the Company's pre-1996 parent, interest expense was comparable in the nine months ended November 1, 1997 compared to the nine months ended November 2, 1996.

Income Taxes - The Company has net tax operating loss carryforwards (NOLs) of approximately $20 million which expire through 2011. The NOLs were generated during periods in which the Company operated its women's business along with the men's business, primarily in fiscal 1995. In 1995, the Company discontinued its women's business to focus its efforts on its men's business. Realization of the future tax benefits of the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of earnings, its recent operating results and growth plans, that future earnings of the Company will more likely than not be sufficient to utilize at least $15 million of the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $5.8 million and a valuation allowance of $1.4 million relating to the NOLs.

The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1992 through 1994, as adjusted for unusual charges. Management believes that although the recent earnings and estimated future earnings might justify a higher amount, the $5.8 million represents a reasonable estimate of the future utilization of the NOLs and will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Liquidity and Capital Resources - At November 12, 1997 the Company had outstanding borrowings of $20.9 million with $18.8 million of availability under its Credit Agreement compared to borrowings of $21.7 million and availability of $15.5 million at the same time last year. The increase in outstanding borrowings was generated primarily by higher inventory levels and capital expenditures to support new store openings.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                            Nine Months Ended
                                                        ------------------------
                                                         Nov. 1,         Nov. 2,
Cash provided by (used in):                               1997            1996
                                                        --------        --------
        Operating activities                            $(4,185)        $ 7,321
        Investing activities                             (3,194)            274
        Financing activities                              8,710          (7,976)
                                                        -------         -------
Net increase (decrease) in cash and cash equivalents    $ 1,331         $  (381)
                                                        =======         =======

Cash used by operating activities was due primarily to higher inventory levels to support new stores and to add product categories. Cash used in investing activities relates primarily to the opening of new stores and for display fixtures to improve merchandise presentations in our existing stores. Cash provided by financing activities represents primarily borrowings on the revolving loan and the new $4 million term loan under the Credit Agreement.

The Company expects to spend between $5.0 and $7.0 million in capital expenditures in 1998, primarily to open twelve to fifteen new stores and to relocate existing stores. The store expansion program is being financed through operations and the Credit Agreement. The Company believes that its current liquidity and its recently extended Credit Agreement will be adequate to support its current working capital and investment needs.

The Company also expects to open at least 20 additional stores beyond 1998, mostly in existing markets. The Company believes that its existing markets can support these additional stores which will provide leverage for its management, distribution, advertising and sourcing infrastructure. Further expansion beyond 1998 may necessitate revised financing arrangements for the Company. To support this growth, the Company expects to upgrade certain information systems in 1998 and 1999.

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

Dated: December 12, 1997       Jos. A. Bank Clothiers, Inc.
                               (Registrant)





                               ----------------------------
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer