Form 10-K
period 1998-01-31
BANK JOS A CLOTHIERS INC /DE/
filed 1998-05-01
CIK 920033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998 ("Fiscal 1997").

[ ] Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934 for the transition period from            to           .

                        [Commission file number 0-23874]

                          JOS. A. BANK CLOTHIERS, INC.
                          ----------------------------
            (Exact name of registrant as specified in its character)

               DELAWARE                                 36-3189198
               --------                                 ----------
       (State of Incorporation)            (I.R.S. Employer Identification No.)

500 HANOVER PIKE, HAMPSTEAD, MD                           21074
-------------------------------                        -----------
(Address of principal executive offices)                (zip code)

                                 (410) 239-2700
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to          Securities registered pursuant to
Section 12(g) of the Act:                  Section 12(b) of the Act:

      Title of each class                               None
      -------------------
Common Stock (the "Common Stock")
   par value $.01 per share

              RIGHTS TO PURCHASE UNITS OF SERIES A PREFERRED STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X             No
   ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 24, 1998 was approximately $50,084,746.

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 24, 1998 was 6,791,152.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on June 9, 1998 are incorporated by reference into Part III hereof.

Index to the exhibits appears on Page 17.

                                     PART I

Item 1.  BUSINESS

GENERAL

         Jos. A. Bank Clothiers, Inc., (the "Company"), established in 1905, is a retailer and cataloger of Men's tailored and casual clothing and accessories. The Company's products are sold exclusively under the Jos. A. Bank label through its 80 Company-operated retail stores, 4 outlet stores and 9 franchise stores located throughout the Northeast, Midwest, South and Mid-Atlantic regions of the U.S., as well as through the Company's nationwide catalog operations. The Company's products are targeted at the male career professional, and its marketing emphasizes the Jos. A. Bank line of quality tailored and casual clothing, which is offered at price points typically established at 20-30% below those of its principal competitors for items of comparable quality. The Company believes that it is able to achieve this pricing advantage for its men's suits, sport coats and pants, primarily by its design capability, and by effectively sourcing and negotiating with vendors. The Company has two principal, wholly owned subsidiaries, The Joseph A. Bank Mfg. Co., Inc., (the "Manufacturer") and National Tailoring Services, Inc. ("NTS").

HISTORY

         Financials

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

         Results of Operations

         During fiscal year 1996, the Company focused on its core men's business after discontinuing the women's business in 1995. Operating income for the year ended February 1, 1997 improved $18.1 million to an operating income of $3.1 million from an operating loss of $15.1 million in 1995. The Company improved its operating income in each quarter during fiscal 1996 compared to the same quarter in fiscal 1995. The turnaround in operating results for fiscal 1996 was due primarily to a) higher maintained margins which were driven by strong suit sales, b) the elimination of the unprofitable, lower margin women's business, c) men's comparable store sales increase of 9.3 percent, d) lower operating expenses and e) the closure of several unprofitable stores. The Company also restructured several leases to support its men's-only business, adjusted its manufacturing capacity, relocated three stores and lowered its store selling expenses. The increased men's comparable store sales was generated on men's average inventory levels that were approximately

$5.6 million lower than the prior year as the Company improved its inventory turns as well as its product selection. The improved operating results continued in fiscal year 1997 as operating income increased to $6.6 million in fiscal year 1997 from $3.1 million in fiscal year 1996. Also in fiscal year 1997, the Company decided to eliminate its final manufacturing operation and focus solely on retail operations, resulting in an after-tax charge of $1.8 million from discontinued operations.

         The Company has replaced the sales volume generated by the women's business which was discontinued in 1995 and which generated $33 million of sales in fiscal year 1994. To increase sales and improve the leverage of its assets, the Company opened new stores, including 15 stores that have been opened since fall 1996. The Company expects to open up to 65 new stores in the next three years (including 14 relocations).

STRATEGY

         The Company's strategy is to further enhance its competitive position in men's proprietary label, updated apparel, including a full line of casual wear and accessories and to capitalize on the strength of the Jos. A. Bank name and reputation through enhanced product offerings within its existing store base and to increase the number of full-line stores, primarily in existing markets.

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

                  The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and entering new markets. The Company opened 12 new full-line stores and three franchise stores since fall 1996 and expects to open up to 65 new stores (including 14 relocations) in the next three years. Substantially all of the stores to be opened in the next three years will be placed in existing markets which allows the Company to leverage its existing advertising, management and distribution. The Company has developed and refined a new store prototype over the past two years. The prototype consists of a 4,000 square foot store, which compares to an average store size of 8,200 square feet as of the beginning of fiscal year 1997. The Company believes this prototype allows more flexibility to enter markets and effectively reduces its operating expenses. The Company expects that approximately 65% of its stores will be similar to the prototype by the end of fiscal year 2000.

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

         "Corporate Casual and JAB Sportswear" - was created for the man who seeks the same quality for casual attire and leisure wear as for their working lives. Classic sportswear featuring quality, styling, fabric and details comparable to brands which are considerably more expensive. In 1997, the Company signed a five-year agreement with David Leadbetter, a world-renowned golf professional, to produce golf and other apparel under his name and which is sold along with other "JAB" Sportswear.

         Since Spring 1991, the Company has offered its customers its Business Express line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous fabric choices. Matching vests are also available in selected fabrics. The Business Express line allows a customer to buy a suit with minimal alteration that fits their unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage.

DESIGN AND PURCHASING

         The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company's merchandising and buying staffs working in conjunction with contract manufacturers. The merchandising and buying staffs oversee the development of each product in terms of style, color and fabrication. Because the Company's designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers. The process of creating a new garment begins approximately nine months before the product's expected in-store date. In addition to being responsible together with the merchandising staff for selecting and developing appropriate products, the Company's buying staff is also responsible for providing the catalog operations and stores with the correct amount of products at all times.

         The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by effectively sourcing piece goods and then having merchandise manufactured to its own specifications by contract manufacturers, either domestically or abroad. For example, the Company currently buys quality English and Italian wool for some of its suits and Italian silk for its neckwear, and then has the suits made and neckwear hand sewn by contract manufacturers. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company's competitors. All clothing manufactured for the Company by contract manufacturers must conform to the Company's rigorous specifications with respect to standardized sizing and quality.

         The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any piece goods vendor or contract manufacturer other than those discussed in the "Manufacturing" section. During fiscal 1997, Burlington Industries, Inc., Eighteen International 1981, Ltd., Threadtex, Inc., HMS International Fabrics Corp. and Warren Corporation, accounted for over 80% of the piece goods purchased by the Company. The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that is has good relationships with its piece goods vendors and contract manufacturers and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

MARKETING, ADVERTISING AND PROMOTION

Strategy

         Historically, the Company pursued a traditional or mass marketing approach in support of its retail locations. In 1996 and 1997, in addition to employing print and radio medias to convey its message, direct mail usage was enhanced to achieve improved marketing efficiency. Core to each campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at price points typically established at 20-30% below those of its principal competitors for items of comparable quality. The Company has a database of over one million customers who have made purchases from either the catalog and/or retail stores. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

         In 1997, the Company allocated a portion of its marketing expenditures to image advertising on CNN Headline News. The Company believes that it has strong brand recognition and wants to increase the awareness of its name as a complement to its store opening strategy. The Company expects to expand this image advertising in 1998.

Product Specific Sales and Promotional Events

         Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. Examples are the trade-in sale whereby a customer receives a fixed dollar amount off the purchase of a suit by "trading-in" an old suit which is donated to charity and the $199 suit sale. These sales are used to complement promotional events and to meet the needs of the customers. These events also include the wardrobe sale and the clearance and roundup sales. Twice a year the Company stores conduct wardrobe sales in which customers who purchase certain levels of merchandise receive an additional amount of merchandise selected free. At the end of each season, the Company stores conduct clearance sales to promote the sale of that season's merchandise.

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

Jos. A. Bank Credit Card

         In addition to accepting cash, checks and major credit cards, since 1992 the Company has offered customers its own credit card. The Company pays an independent contractor to administer the Jos. A. Bank credit card and assume all credit risks. At the end of fiscal 1997, the Company had approximately 97,000 credit card accounts, and sales through the Jos. A. Bank credit card represented approximately 5% of total retail sales for the year. The Jos. A. Bank credit card also provides the Company with an important tool for building its customer mailing list.

Stores

         At April 15, 1998, the Company operated 80 retail stores and 4 outlet stores and had 9 franchise locations in a total of 28 states and the District of Columbia. The following table sets forth the region and market of the 93 stores that were open at such date.

JOS. A. BANK STORES

                                      Total #
Region & Market                     Of Stores
---------------                     ---------

Northeast
Connecticut                             2
New York                                7
Massachusetts                           3
Rhode Island                            1
                                     -----
         Subtotal ...............      13

Mid-Atlantic
Delaware                                1
New Jersey                              4
Maryland                                7 (b)
Pennsylvania                            5 (b)
Washington, D.C.                        1
                                     -----
         Subtotal ...............      18


West
Denver, Colorado                        2
                                     -----
         Subtotal ...............       2


Midwest
Kansas                                  1
Illinois                                6 (a)
Indiana                                 1
Michigan                                4
Minnesota                               1
Missouri                                1
Ohio                                    4
Wisconsin                               1
                                     -----
         Subtotal ...............      19



                                      Total #
Region & Market                     Of Stores
---------------                     ---------

South
Alabama                                 2
Florida                                 4
Georgia                                 5 (a)
North Carolina                          5 (a)
South Carolina                          1
Kentucky                                1
Louisiana                               2 (a)
Mississippi                             1 (a)
Tennessee                               3 (a)
Texas                                  10
Virginia                                7 (b)
                                     -----
         Subtotal ..............       41

                TOTAL                  93


(a) Indicates one or more franchise stores.
(b) Indicates one or more outlet stores.

         Since 1996, the Company has opened 12 new full-line stores and three franchise stores, and closed two unprofitable full-line stores and five catalog stores. The stores that were closed represented approximately 2% of sales in fiscal 1995. The Company-operated stores are located in a variety of retail settings, including high income shopping areas, malls, specialty village centers and urban locations. The Company's principal consideration in selecting store sites is finding locations with excellent sales potential coupled with reasonable rental rates. Stores in suburban areas are usually not located in malls, but in high-income shopping areas near major malls. In urban locations, stores are generally located in major retail or financial areas. Since the Company believes that its stores are destination stores and that its customers desire convenience, the Company stores are generally most successful in locations that are easily accessible and provide sufficient parking. Thus, when stores are located within a mall, they often have a private entrance to the parking area.

         The Company has developed a standard store design to appeal to the Company's quality oriented customers while remaining consistent with the Company's value image. The design is based on the use of wooden fixtures with glass shelving, Shaker style furniture with numerous tables to feature fashion merchandise, carpet, quilted wall hangings and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. The Company developed this standard design to effect cost savings in the design and construction of new stores. With its new 4,000 square feet prototype, 80% of a store's space is dedicated to selling activities, with the rest allocated to stockroom and other support areas. This compares favorably to existing stores where approximately 65% is dedicated to selling activities. The full-line stores averaged 8,200 square feet at the beginning of fiscal 1997, with sizes ranging from 4,500 square feet to 19,000 square feet. The newer stores are designed to utilize regional overflow tailor shops which allows the use of smaller tailor shops within each store.

         Stores normally employ a total of 5 to 25 full- and part-time sales associates depending on their size. Store management consists of a store manager and two or three department managers who are also sales associates. The typical store manager has ten to fifteen years of experience in the tailored clothing industry. Store management receives compensation in the form of a base salary plus a bonus based on achieving targeted quarterly profit goals. In addition, store managers are required to meet sales quotas. Sales associates receive a base salary against a commission. A number of programs offer incentives to both management and sales associates to increase sales.

         The Company attributes part of its success to its customer service policies. The Company encourages sales associates to develop one-on-one relationships with their customers. Sales associates maintain personal business planners containing information on customers' sizes, favorite styles and colors and are encouraged to call customers when new items are stocked and before special promotions. The Company strives to create an environment in its stores in which sales associates are responsive to customers' needs. Sales associates are encouraged to assist customers in merchandise selection and wardrobe coordination, and thereby encourage multiple purchases.

         Each full line store has a tailor shop which provides a range of tailoring services. Substantially all of the tailor shops are owned by the Company as the Company has converted most of its leased shops to Company-owned shops in the past three years. The Company guarantees all the tailoring work and controls the pricing structure used in all stores. In addition, NTS, the Company's wholly-owned tailoring subsidiary, provides alteration services primarily to the Company's stores and, to a lesser extent, outside retailers. NTS has four locations - Houston (leased location), Atlanta (leased location), Chicago (in present store) and Hampstead, MD (in distribution facility). Operating NTS has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to NTS. These overflow shops experience higher productivity as the tailors are not interrupted by store personnel during the course of the day. In every store, the store manager and certain additional staff have been trained to fit tailored clothing for alterations.

         The Company has nine franchise locations. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of sales. To assure that customers at franchise locations receive the same personalized service offered at Company operated stores, the Company typically requires certain franchisee employees to attend a Company sponsored training program. In addition, franchisees are required to present and sell merchandise according to the Company standardized procedures and to maintain and protect the Company's reputation for high quality, classic clothing. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above cost.

         The Company presently has four outlet stores which are used to liquidate excess merchandise and typically offer first quality products at a reduced price. Because of the classic character of the Company's merchandise and aggressive store clearance promotions, historically the Company has not had significant quantities of merchandise to sell through its outlet stores.

CATALOG

         The Company's catalogs offer potential and existing customers convenience in ordering the Company's merchandise. In fiscal 1997, the Company distributed approximately 7.6 million catalogs, excluding catalogs sent to stores for display and general distribution. During fiscal 1997, catalog sales represented approximately 12% of net sales. The Company divides the year into two merchandise seasons, Spring and Fall, and mails its catalog to active customers as often as every four weeks. Catalog circulation has traditionally included base catalogs offering a representative assortment of the Company's entire range of merchandise. In addition to providing customers convenience in ordering merchandise, the Company generally uses its catalogs to: (i) communicate its image of quality clothing; (ii) provide customers with fashion guidance in coordinating outfits; (iii) generate store traffic; and (iv) provide the Company with market data, including identification of new store locations.

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

DISTRIBUTION

         Inventory of basic merchandise in the Company stores is replenished regularly based on sales tracked through its point-of-sale terminals. The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then allocated to individual stores, packed for delivery and shipped to the stores, principally by common carrier, usually within two days of receipt. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store's size or volume, a store can receive shipments more frequently. Shipments to catalog customers are also made from the central distribution facility.

MANAGEMENT INFORMATION SYSTEMS

         In 1991 through 1994, the Company replaced substantially all of its management information systems with updated technology. The new systems provide for automated stock replenishment and distribution, integrated accounts payable and general ledger maintenance, purchase order management, forecasting and planning, extensive management reporting capabilities through interactive and batch processing and a comprehensive human resource/payroll system. The Company uses IBM AS\400 systems for substantially all applications.

         In 1993, a complete new mail order system was installed and integrated into the merchandising system and later into the warehouse management system. Consistent with industry practice, the Company uses an outside service to analyze and provide data in connection with its catalog operations. The Company's last remaining mainframe system was used in its manufacturing operation and was eliminated in 1997.

         In order to assure the accuracy of inventory from purchase order through the sale of an item to the consumer, the Company employs sophisticated scanning, modern point-of-sale systems and updated distribution facilities. For any item to be moved between stores and for all sales in the stores a bar-coded tag must be scanned, which then causes the price to be captured via the price look-up feature in the IBM 4680 point-of-sale terminal. A warehouse management system was installed in 1993 to improve the accuracy and control of warehouse inventory. Since Fall 1993, warehouse distributions have been controlled through the use of a "pick-to-light" system.

         In connection with the millennium, these systems will require significant modification to properly handle transactions. A thorough review of the impact of this change is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

MANUFACTURING

         Through its subsidiary, Manufacturer, the Company makes men's suits, sport coats and pants at its two facilities located in the greater Baltimore area. (See Item 2-Description of Properties) In fiscal 1997, the Company manufactured approximately 35% of its tailored clothing which accounts for over 60% of the Company's sales. Prior to yearend, the Company decided to discontinue its remaining manufacturing operations and focus on its retailing expertise. (See Footnote 2 to Consolidated Financial Statements for a discussion of discontinued manufacturing operations). As of April 18, 1998, approximately 370 employees worked at these manufacturing facilities. These employees were transferred to the purchasers of the manufacturing operations (the"Purchaser") and the Company has agreed to buy certain clothing units from the Purchaser over the next three years.

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

         In general, the Company believes that it maintains its competitive position based not only on its ability to offer its quality career clothing at price points typically established at 20-30% below those of its principal competitors for items of comparable quality, but also on greater selection of merchandise within the Company's focus on classic career clothing, the quality, consistency and value of the Jos. A. Bank brand, and superior customer service. The Company believes that it is able to achieve this pricing advantage for its men's suits, sports coats and pants primarily by designing and contracting with manufacturers to produce substantially all of these items and for other men's clothing and accessories by effectively sourcing and negotiating with vendors. In addition, the Company believes that its Business Express program gives the Company distinct advantages relative to its competition.

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

EMPLOYEES

         As of April 15, 1998, the Company had approximately 1,470 employees.

         As of April 15, 1998, approximately 350 employees worked at the Company's manufacturing facilities and approximately 123 employees work in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement, which was extended in 1997, expires on April 30, 2000. The Company believes that union relations are good. During the past 48 years, the Company has had only one work stoppage, which occurred more than 18 years ago. The Company believes that its relations with its non-union employees are also good. A small number of our sales associates are union members. In connection with the sale of the manufacturing operations, the manufacturing employees were transferred to the Purchaser and the Company was released from any future obligation to the employees.

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

                                 Gross
Location                      Square Feet      Owned/Leased        Primary Function
--------                      -----------      ------------        ----------------
Hampstead, Maryland.........     210,000          Owned            Corporate offices, distribution center, catalog
                                                                   fulfillment and regional tailoring overflow shop

Baltimore, Maryland.........     118,000          Owned            Coat and pants sewing plant and central pressing

Baltimore, Maryland.........      51,000          Leased           Cutting facility

         As of April 18, 1998, the Company had 80 Company-operated stores, including its outlet stores, all of which were leased. The full line stores average 8,200 square feet as of the beginning of fiscal 1997, including selling, storage, tailor shop, and service areas. The full line stores range in size from approximately 4,500 square feet to approximately 19,000 square feet. The leases typically provide for an initial term of between 10 and 15 years, with renewal options permitting the Company to extend the term for between 5 and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus a percentage rent based on the store's annual sales in excess of specified levels. Most leases also require the Company to pay real estate taxes, insurance and utilities and, other than free standing locations, to make contributions toward the common area operating costs. Most of the Company's lease arrangements provide for an increase in annual fixed rental payments during the lease term.

         The two properties noted above that are located in Baltimore, MD, will be leased or sub-leased in connection with the disposition of the manufacturing operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the quarter ended January 31, 1998.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) Price Range of Common Stock, subsequent to its initial public offering in May 3, 1994

         The Company's Common Stock trades on The Nasdaq Stock Market ("NASDAQ") under the trading symbol "JOSB". The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock, as reported on NASDAQ. The approximate high and low bid prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                   Fiscal 1996               Fiscal 1997
                                ----------------          ----------------
                                High         Low          High         Low
                                ----         ---          ----         ---
       1st Quarter            $ 2.50       $ 1.63       $ 3.81       $ 3.81
       2nd Quarter              6.13         2.50         3.38         3.38
       3rd Quarter              4.88         2.94         5.75         5.38
       4th Quarter              5.00         3.00         5.63         5.50

1st Quarter (through April 24, 1998)                    $ 8.50       $ 7.25
On April 24, 1997 the closing sale price of the Common Stock was $ 7.38.

         (b)      Holders of Common Stock

                  At April 24, 1998, there were 151 holders of record of the Company's Common Stock.

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended January 31, 1998 have been derived from the Company's audited Consolidated Financial Statements. Fiscal year 1995 was a 53-week year and all other years consisted of 52-weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       Fiscal Year
                                         1993             1994           1995            1996           1997
                                         ----             ----           ----            ----           ----
                                                         (in thousands, except per share data)
Consolidated Statements of Income (Loss) Information:
NET SALES:
  MEN'S                                 $121,319        $143,465       $143,459        $153,191       $172,174
  Women's                                 28,259          32,589         25,908              --             --
---------------------------------------------------------------------------------------------------------------
Net Sales (a)                            149,578         176,054        169,367         153,191        172,174
Cost of goods sold                        79,580          94,199        100,589          82,598         92,001
---------------------------------------------------------------------------------------------------------------

Gross profit                              69,998          81,855         68,778          70,593         80,173
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
  General and administrative              14,802          16,490         17,326          16,374         17,695
  Sales and marketing                     47,156          59,375         63,013          50,924         55,609
  Store opening costs                      1,064           1,025             --             229            301
  Termination of executive equity plan     3,425 (c)          --             --              --             --
  Termination of participation in
    multi-employer pension plan            3,300 (b)          --             --              --             --
  Store repositioning costs                   --              --          3,500 (e)          --             --
---------------------------------------------------------------------------------------------------------------
 Total operating expenses                 69,747          76,890         83,839          67,527         73,605
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                      251           4,965        (15,061)          3,066          6,568
Interest  expense, net                    (2,075)         (2,430)        (3,444)         (1,946)        (2,501)
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes                      (1,824)          2,535        (18,505)          1,120          4,067
(Provision) benefit  for income taxes      3,690            (989)         5,640            (437)        (1,590)
---------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                1,866           1,546        (12,865)            683          2,477
Loss on disposal of manufacturing
   operations, net of tax (f)                 --              --             --              --         (1,512)
Loss from discontinued operations,
  net of tax (f)                            (223)           (199)          (321)           (432)          (266)
Cumulative effect of change in
   accounting principle                    2,127              --             --              --             --
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                         $3,770          $1,347       $(13,186)           $251           $699
---------------------------------------------------------------------------------------------------------------
Per Share Information:
  INCOME (LOSS) FROM CONTINUING
  OPERATIONS                               $0.38           $0.25         $(1.89)          $0.10          $0.36
Loss on disposal of manufacturing
  operations                                  --              --             --              --          (0.22)
Loss from discontinued operations          (0.04)          (0.03)         (0.05)          (0.06)         (0.04)
Cumulative effect of change in
   accounting principle                     0.44              --             --              --             --
---------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                $0.78           $0.22         $(1.94)          $0.04          $0.10
---------------------------------------------------------------------------------------------------------------

 Weighted average number of
  shares outstanding (d)                   4,862           6,241          6,790           6,824          6,864

Balance Sheet Information (As of End of Fiscal Year):

                                          1993             1994           1995            1996           1997
                                          ----             ----           ----            ----           ----
  Working capital                       $ 36,138        $ 45,089       $ 35,722        $ 28,989       $ 26,142
  Total assets                            83,037         100,403         89,190          79,604         77,144
  Total debt                              27,486          23,943         30,220          18,415         12,999
  Total long-term obligations             31,698          27,914         33,373          21,472         15,105
  Shareholder's equity                    30,390          48,631         35,445          35,699         36,398

(a) In 1995, the Company discontinued its women's product line to concentrate solely on its men's business.

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

(f) Represents disposal of manufacturing operations in 1997. All years presented herein have been restated to reflect this discontinued operation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company's income from continuing operations increased to $2.5 million or $.36 per share in fiscal year 1997 from $.7 million or $.10 per share in fiscal year 1996. This improved profitability was driven by a 12.4% increase in sales compared to 1996 and a 4.1% increase in comparable store sales in 1997. The comparable store sales increase for 1997 was on top of an increase of 9.3% in 1996.

         The Company has opened 15 new stores since fall of 1996 and plans to open up to 65 new stores (including 14 relocations) over the next three years, an increase to the existing store base of approximately 60%. The increased store base has provided the Company with greater leverage of its expenses such as advertising, marketing and distribution and sourcing infrastructure. In the past two years, the Company has developed, opened and refined a 4,000 square foot prototype store which is approximately 50% smaller than its average stores and which allow for increased market opportunity for new stores and for greater efficiencies in the stores. The Company believes these stores will offer customers greater convenience while allowing the Company to maintain proper levels of quality merchandise. Also during 1997, the Company spent over $1.0 million on a new image advertising program on CNN Headline News and expects to continue the program in 1998.

         The Company's availability in excess of outstanding borrowings as supported by the existing borrowing base under its Credit Agreement has increased to $27.2 million at April 15, 1998 compared to $13.3 million at the same time in 1997. In August 1997, the Company added $4 million of term debt to its Credit Agreement to help fund the new stores.

RESULTS OF OPERATIONS

         The following table is derived from the Company's Consolidated Statements of Income (Loss) and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income (Loss), expressed as a percentage of net sales.

                                                                       Percentage of Net Sales
                                                                             Fiscal Years
                                                                     1995        1996       1997
                                                                     ----        ----       ----
SALES:
  MEN'S                                                               84.7%     100.0%     100.0%
  Women's                                                             15.3         --         --
----------------------------------------------------------------------------------------------------

NET SALES                                                            100.0      100.0      100.0
Cost of goods sold                                                    59.4       53.9       53.4
----------------------------------------------------------------------------------------------------

Gross profit                                                          40.6       46.1       46.6
General and administrative expenses                                   10.2       10.7       10.3
Sales and marketing expenses                                          37.2       33.3       32.3
Store opening costs                                                     --        0.1        0.2
Store repositioning costs                                              2.1         --         --
----------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                               (8.9)       2.0        3.8
Interest expense, net                                                 (2.0)      (1.3)      (1.5)
----------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes         (10.9)       0.7        2.3
Income taxes                                                           3.3       (0.3)      (0.9)
----------------------------------------------------------------------------------------------------

Income (loss) from continuing operations, net of tax                  (7.6)       0.4        1.4
Loss from discontinued operations, net of tax                         (0.2)      (0.2)      (1.0)
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     (7.8)%      0.2%       0.4%
----------------------------------------------------------------------------------------------------

FISCAL 1997 COMPARED TO FISCAL 1996

  NET SALES - Net sales increased $19.0 million or 12.4% to $172.2 million in fiscal 1997 from $153.2 million in fiscal 1996. Comparable store sales increased 4.1% in fiscal 1997 while catalog sales increased 17%. The increase in comparable store sales was primarily due to strong merchandise offerings, an increase in marketing activity and the improvement of the sportswear offering, among other factors. The increase in catalog sales was consistent with the circulation increase, reflecting continued strong response to the catalog. The Company opened eight Company-owned stores and one franchise store in existing markets during 1997 compared to four new Company-owned stores and two new franchise stores in 1996.

  GROSS PROFIT - Gross profit as a percentage of net sales increased to 46.6% in fiscal 1997 from 46.1% in fiscal 1996 due primarily to an increase in sales of higher quality products and better inventory management resulting in less markdowns. The Company has strategically liquidated its inventories during the year, resulting in significantly improved inventory aging compared to the prior year.

  GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses of $17.7 million increased $1.3 million from $16.4 million in fiscal 1996 due primarily to a) professional fees for several union negotiations, the issuance of a stockholders rights plan and a store expansion study and b) an incentive credit recorded in fiscal 1996 related to the relocation of a store. Such expenses decreased as a percentage of sales, reflecting increased leverage from the higher store base.

  SALES AND MARKETING EXPENSES - Sales and marketing expenses decreased as a percentage of net sales to 32.3% in fiscal 1997 from 33.3% in fiscal 1996 reflecting improved leverage of advertising expense as a result of the higher number of stores in existing markets and a reduction in store payroll costs. In addition, the Company spent over $1.0 million on a new national image advertising program on CNN Headline news in 1997 which it views as a key component to long-term brand awareness.

  STORE OPENING COSTS - Store opening expenses, which include direct incremental costs incurred to open new stores, increased in 1997 compared to 1996 as a result of opening twice as many new stores in 1997.

  INTEREST EXPENSE - Excluding $.6 million of interest income earned in fiscal 1996 related to an income tax refund received from the Company's pre-1986 parent, interest expense was comparable in 1997 and 1996, despite increasing capital expenditures to $4.1 million in 1997 from $2.1 million in 1996. The Company also amended its Credit Agreement in 1997 which resulted in a lower interest rate based on operating results.

  INCOME TAXES - The Company has net tax operating loss carryforwards (NOLs) of approximately $15.0 million which expire through 2010. The NOLs were generated during periods in which the Company operated its women's business along with the men's business, primarily in fiscal 1995. In 1995, the Company discontinued its women's business to focus its efforts on its men's business. Realization of the future tax benefits of the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period. Management has determined, based on the Company's history of earnings, its recent operating results and growth plans, that future earnings of the Company will more likely than not be sufficient to utilize at least $10.0 million of the NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $4.6 million and a valuation allowance of $1.4 million relating to the NOLs. The average minimum taxable income that the Company would need to generate prior to the expiration of the NOLs would be less than the average taxable income that the Company earned during fiscal years 1996 and 1997, as adjusted for unusual charges. Management believes that although the recent earnings and estimated future earnings might justify a higher amount, the recorded asset represents a reasonable estimate of the future utilization of the NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. No assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

FISCAL 1996 COMPARED TO FISCAL 1995

  NET SALES - Men's sales showed a strong improvement over the prior year as reflected in the men's total sales increase of $9.7 million or 6.8% on sales of $153.2 million in fiscal 1996 as compared to $143.5 million in fiscal 1995. Men's comparable store sales also posted an increase of $10.6 million or 9.3% in fiscal 1996, from $114.4 million to $125.0 million, while men's catalog sales posted a $1.3 million increase or 8.3% on sales of $16.9 million in fiscal 1996 and $15.6 million in fiscal 1995. The increase in men's sales can be attributed to favorable apparel trends, an improved merchandising mix, reduced competition from attrition within the industry and improved efficiency in the Company's marketing approach, among other factors.

         Total sales decreased $16.2 million or 9.6% to $153.2 million in fiscal 1996 from $169.4 million in fiscal 1995 due to the discontinuance of the women's product line which generated $25.9 million of net sales in fiscal 1995.

  GROSS PROFIT - Gross profit as a percentage of net sales rose to 46.1% in fiscal 1996 from 40.6% in fiscal 1995. This improvement was due to the elimination of the women's product line and the improvement of margins in the continuing men's business through better sourcing and fresher product offering, particularly in the higher margin suit and tie categories. Gross profit also improved as the Company consolidated its in-store tailoring operations into several Company-owned overflow shops.

  GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased $.9 million to $16.4 million for fiscal 1996 compared to $17.3 million for fiscal 1995. Approximately $.7 million of the decrease was related to severance in the first quarter of 1995 for terminated employees. The remainder of the improvement was due primarily to lower professional fees and payroll and related expenses which reflects the Company's continued focus on controlling overhead costs. These reductions were partially offset by higher employee relocation expenses and performance incentive compensation in 1996.

  SALES AND MARKETING EXPENSES - Sales and marketing expense decreased $12.1 million to $50.9 million in fiscal 1996 from $63.0 million in fiscal 1995. These expenses also decreased to 33.3% of sales in 1996 from 37.2% in 1995 due primarily to a) more efficient retail store advertising expenditures resulting from a shift in strategy putting a greater emphasis on direct mail, b) the elimination of the women's product line and its related costs, c) the reduction of the number of catalogs mailed to prospects in the first half of 1996, and d) a $.3 million expense reduction related to a lease settlement.

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

  INCOME TAXES - The Company recorded a Federal and State tax provision of $.4 million against income from continuing operations which approximated the statutory rates, with any differences between the financial reporting carrying amounts and tax basis of assets and liabilities generating deferred income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's availability in excess of outstanding borrowings as supported by the existing borrowing base under its Credit Agreement has increased to $27.2 million at April 15, 1998 compared to $13.3 million at the same time in 1997. The Company's availability at April 15, 1998 has increased compared to the same time in 1997 principally by better inventory management and improved operating results.

         The following table summarizes the Company's sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

                                                                                  Year Ended
                                                                       -------------------------------
                                                                          Feb. 1,            Jan. 31,
                                                                           1997                1998
                                                                       -----------           ---------
             Cash provided by (used in):
             Operating activities                                       $  13,919             $ 9,910
             Investing activities, net                                     (1,358)             (4,056)
             Financing activities                                         (12,127)             (5,432)
             Discontinued operations                                         (359)               (577)
         ---------------------------------------------------------------------------------------------
             Net (decrease) increase  in
               cash and  cash equivalents                               $      75             $  (155)
         ---------------------------------------------------------------------------------------------

         Cash provided by the Company's operating activities was due primarily to improved operating results and better inventory management. Cash used in investing activities relates primarily to leasehold improvements in new and relocated stores and continued consolidation of the Company's tailoring operations. The Company spent approximately $4.0 million on capital expenditures in fiscal year 1997 as it implemented its program to reposition its existing store base, which included $2.8 million to open eight new company-owned stores and $.8 million to re-fixture existing stores and convert leased tailor shops to Company-owned shops. Cash used in financing activities represents primarily repayments of the revolving loan under the Credit Agreement.

         The Company expects to spend between $6.0 and $7.0 million on capital expenditures in 1998, primarily to open up to 17 new stores and to relocate two existing stores. The store expansion program is being financed through operations and the Credit Agreement. The Company also expects to open or relocate at least 46 additional stores beyond 1998, mostly in existing markets. The Company believes that its existing markets can support these additional stores which will provide leverage for its management, distribution, advertising and sourcing infrastructure. To support this growth, the Company expects to upgrade certain information systems and its existing distribution center in 1998 and 1999. The Company believes that its current liquidity and its recently extended Credit Agreement will be adequate to support its current working capital and investment needs. Further expansion beyond 1998 may necessitate revised financing arrangements for the Company.

         The Company has initiated an assessment of systems issues associated with operating the business in the year 2000 and has identified its business-critical systems. The Company believes that the upgrades to the latest versions of its existing systems (including merchandising, catalog, warehouse management and general ledger) should resolve most of the year 2000 issues. The point-of-sale and certain phone and security systems may require replacement to ensure compliance with the year 2000 processing. If such upgrades and replacements are not made, or are not completed in a timely fashion, the year 2000 problems could have a material impact on the operations of the Company. Based on preliminary estimates, the Company expects to spend approximately $.7 million to $1.0 million (representing a combination of capital and expense) on these upgrades in the next one and one-half years. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. A significant portion of such cost would have been required regardless of the year 2000 issues as the Company focuses on continually improving the functionality of existing systems.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information included under the captions "Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission (the "Proxy Statement") are incorporated herein by reference.

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

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

           (a) The following Financial Statements of Jos. A. Bank Clothiers, Inc., the notes thereto, and the related reports thereon of the independent public accountants are filed under Item 8 of this report:

1.   FINANCIAL STATEMENTS                                                          PAGE
     Report of Independent Public Accountants                                       F-1
     Consolidated Balance Sheets as of February 1, 1997 and January 31, 1998        F-2
     Consolidated Statements of Income (Loss) for the Years Ended
       February 3, 1996, February 1, 1997 and January 31, 1998                      F-3
     Consolidated Statement of Shareholders' Equity for the Years Ended
       February 3, 1996, February 1, 1997 and January 31, 1998                      F-4
     Consolidated Statements of Cash Flows for the Years Ended
       February 3, 1996, February 1, 1997 and January 31, 1998                      F-5
     Notes to Consolidated Financial Statements                                     F-6

2.   FINANCIAL STATEMENT SCHEDULES

           All required information is included within the Consolidated Financial Statements and the notes thereto.

           (b)   Forms 8-K

                 No reports on Form 8-K were filed during the last quarter of the year covered by this Annual Report on Form 10-K, which ended on January 31, 1998.

           (c)   Exhibits

3.1     -- Restated Certificate of Incorporation of the Company.*..............................
3.2     -- By-laws of the Company, together with all amendments thereto.*......................
4.1     -- Form of Common Stock certificate.*..................................................
4.2     -- Amended and Restated Stockholders Agreement, dated as of January 29, 1994, among the parties named therein.*...................................................
4.3     -- Rights Agreement dated as of September 19, 1997*****................................
4.4     -- Certificate of Designation governing the Company's Series of
           Preferred Stock.*****...............................................................
10.1    -- 1994 Incentive Plan*................................................................
10.1(a) -- Amendments to Incentive Plan dated as of October 6, 1997, filed herewith............
10.4(f) -- Fourth Amended and Restated Credit Agreement, April 30, 1996, by and
           among the Company, Wells Fargo Bank, N.A. ***.......................................
10.5(c) -- Amended and Restated Employment Agreement, dated as of September 19, 1997, between Timothy F. Finley and Jos. A. Bank Clothiers, Inc., filed herewith..........
10.7(a) -- Amended and Restated Employment Agreement, dated as of September 19, 1997, between Frank Tworecke and Jos. A. Bank Clothiers, Inc., filed herewith.............
10.8(a) -- Amended and Restated Employment Agreement, dated as of September 19, 1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc., filed herewith............
10.9    -- Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust Agreement
           as amended and restated effective April 1, 1994.****................................
10.10   -- Collective Bargaining Agreement between Retail Employees Union Local 340,
           Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos. A. Bank
           Clothiers, Inc.****.................................................................
10.11   -- Union Agreement, dated May 1, 1995, by and between Joseph A. Bank Mfg. Co., Inc.....
           and Baltimore Regional Joint Board, Amalgamated Clothing and Textile Workers
           Union (also known as U.N.I.T.E.).****...............................................

10.12   -- Employment Agreement, dated September 19, 1997, between Gary W. Cejka and
           Jos. A. Bank Clothiers, Inc., filed herewith........................................
10.13   -- Employment Agreement, dated September 19, 1997, between Charles D. Frazer and
           Jos. A. Bank Clothiers, Inc., filed herewith........................................
10.14   -- Employment Agreement, dated September 19, 1997, between John C. Harry and
           Jos. A. Bank Clothiers, Inc., filed herewith........................................
21.1a   -- Company subsidiaries, filed herewith................................................

---------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 3, 1994.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
***** Incorporated by reference to the Company's Form 8-K dated September 19, 1997.

          Pursuant to the requirements Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on April 24, 1998.

                          JOS. A. BANK CLOTHIERS, INC.
                                  (REGISTRANT)

                           BY: /s/: TIMOTHY F. FINLEY
                               ______________________
                               TIMOTHY F. FINLEY
               CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

NAME                                TITLE                                               DATE
----                                -----                                               ----
  /s/: Timothy F. Finley            Director, Chairman of the Board and Chief
____________________________        Executive Officer (Principal Executive Officer)     April 24, 1998
       Timothy F. Finley

  /s/: Frank Tworecke               President and Chief Merchandising Officer           April 24, 1998
____________________________
       Frank Tworecke

  /s/: David E. Ullman              Executive Vice President, Chief Financial and       April 24, 1998
____________________________        Administrative Officer
       David E. Ullman

  /s/: Thomas E. Polley             Vice President - Treasurer (Principal
____________________________        Accounting Officer)                                 April 24, 1998
       Thomas E. Polley

  /s/: Robert B. Bank               Director                                            April 24, 1998
____________________________
       Robert B. Bank

  /s/: Andrew A. Giordano           Director                                            April 24, 1998
____________________________
       Andrew A. Giordano

  /s/: Gary S. Gladstein            Director                                            April 24, 1998
____________________________
       Gary S. Gladstein

  /s/: Peter V. Handal              Director                                            April 24, 1998
____________________________
       Peter V. Handal

  /s/: David A. Preiser             Director                                            April 24, 1998
____________________________
       David A. Preiser

 /s/: Robert N. Wildrick            Director                                            April 24, 1998
____________________________
      Robert N. Wildrick

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of February 1, 1997 and January 31, 1998, and the related consolidated statements of income (loss), shareholders' equity and cash flows for the years ended February 3, 1996, February 1, 1997 and January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 1, 1997 and January 31, 1998, and the results of its operations and its cash flows for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, in conformity with generally accepted accounting principles.

Baltimore, Maryland
April 16, 1998

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF FEBRUARY 1, 1997 AND JANUARY 31, 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

ASSETS                                                                            Feb. 1, 1997             Jan. 31, 1998
                                                                                  ------------             -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $    719                  $    564
     Accounts receivable                                                            3,086                     2,737
     Inventories                                                                   39,568                    40,114
     Prepaid expenses and other current assets                                      4,849                     4,338
     Deferred income taxes                                                          3,200                     4,030
---------------------------------------------------------------------------------------------------------------------
       Total current assets                                                        51,422                    51,783

NONCURRENT ASSETS:
     Property, plant and equipment, net                                            21,483                    22,107
     Other noncurrent assets, net                                                   1,270                       791
     Deferred income taxes                                                          4,083                     1,680
     Net noncurrent assets of discontinued operations                               1,346                       783
---------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $ 79,604                  $ 77,144
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $ 12,127                  $ 13,319
     Accrued expenses                                                               8,800                     9,774
     Current portion of long-term debt                                                678                     1,448
     Current portion of pension termination liability                                 803                       437
     Net current liabilities of discontinued operations                                25                       663
---------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                   22,433                    25,641

NONCURRENT LIABILITIES:
     Long-term debt                                                                17,737                    11,551
     Deferred rent                                                                  3,218                     3,474
     Pension liability                                                                517                        80
---------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                           43,905                    40,746
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par, 20,000,000 shares authorized,
       7,000,567 issued and 6,791,152 outstanding as of
       February 1, 1997 and January 31, 1998                                           70                        70
     Preferred stock, $1.00 par, 500,000 shares authorized,
       none outstanding                                                                --                        --
     Additional paid-in capital                                                    56,336                    56,336
     Accumulated deficit                                                          (18,787)                  (18,088)
     Less 209,415 shares of common stock held in treasury,
       at cost                                                                     (1,920)                   (1,920)
---------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  35,699                    36,398
---------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                $ 79,604                  $ 77,144
---------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
  FOR THE YEARS ENDED FEBRUARY 3, 1996 , FEBRUARY 1, 1997 AND JANUARY 31, 1998
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                      Years Ended
                                                              -----------------------------------------------------------
                                                              Feb. 3, 1996            Feb. 1, 1997          Jan. 31, 1998
                                                              -----------------------------------------------------------
NET SALES:
  MEN'S                                                        $143,459                $153,191                $172,174
  Women's                                                        25,908                      --                      --
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                                       169,367                 153,191                 172,174

COST OF GOODS SOLD                                              100,589                  82,598                  92,001
-------------------------------------------------------------------------------------------------------------------------
       Gross profit                                              68,778                  70,593                  80,173
-------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     General and administrative                                  17,326                  16,374                  17,695
     Sales and marketing                                         63,013                  50,924                  55,609
     Store opening costs                                             --                     229                     301
     Store repositioning costs                                    3,500                      --                      --
-------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                  83,839                  67,527                  73,605
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                         (15,061)                  3,066                   6,568

     Interest expense, net                                       (3,444)                 (1,946)                 (2,501)
-------------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations
       before (provision) benefit for income taxes              (18,505)                  1,120                   4,067

     (Provision) benefit for income taxes                         5,640                    (437)                 (1,590)
-------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                                 (12,865)                    683                   2,477

Discontinued operations (net of income tax benefit):
     Loss on disposal of manufacturing operations                    --                      --                  (1,512)
     Loss from discontinued operations                             (321)                   (432)                   (266)
-------------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                       $(13,186)               $    251                $    699
-------------------------------------------------------------------------------------------------------------------------

EARNINGS PERSHARE:

     INCOME (LOSS) FROM CONTINUING OPERATIONS:
       BASIC                                                   $  (1.89)               $   0.10                $  0.36
       DILUTED                                                 $  (1.89)               $   0.10                $  0.36

     Discontinued operations (net of tax):
       Basic                                                   $  (0.05)               $  (0.06)               $  (0.26)
       Diluted                                                 $  (0.05)               $  (0.06)               $  (0.26)

     Net income (loss)
       Basic                                                   $  (1.94)               $   0.04                $   0.10
       Diluted                                                 $  (1.94)               $   0.04                $   0.10

     Weighted average shares outstanding:
       Basic                                                      6,790                   6,790                   6,791
       Diluted                                                    6,790                   6,824                   6,864

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED FEBRUARY 3, 1996 , FEBRUARY 1, 1997 AND JANUARY 31, 1998
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                      Additional                                                Total
                                        Common          Paid-In           Accumulated        Treasury       Shareholders'
                                         Stock          Capital             Deficit            Stock           Equity
                                        ------        ----------          -----------        --------       -------------
BALANCE, JANUARY 28, 1995                $ 70          $ 56,333            $  (5,852)       $ (1,920)         $  48,631
     Net loss                              --                --              (13,186)             --            (13,186)

-------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 1996                  70            56,333              (19,038)          (1,920)           35,445
-------------------------------------------------------------------------------------------------------------------------

     Net proceeds from issuance of
     common stock (1,000 shares)
     pursuant to Incentive Option Plan     --                 3                   --               --                 3

     Net income                            --                --                  251               --               251

-------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 1997                  70            56,336              (18,787)          (1,920)           35,699
-------------------------------------------------------------------------------------------------------------------------

     Net income                            --                --                  699               --               699

-------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1998                $ 70          $ 56,336           $ (18,088)        $ (1,920)         $  36,398
-------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED FEBRUARY 3, 1996, FEBRUARY 1, 1997 AND JANUARY 31, 1998
                                 (IN THOUSANDS)

                                                                                        Years Ended
                                                               --------------------------------------------------------------
                                                               Feb. 3, 1996             Feb. 1, 1997            Jan. 31, 1998
                                                               ------------             ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $ (13,186)               $     251               $     699
     Loss from discontinued operations                                  321                      432                     266
     Loss on disposal of manufacturing operations                        --                       --                   1,512
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations                       (12,865)                     683                   2,477
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
     Deferred tax (benefit) expense                                  (5,533)                   3,884                   1,573
     Depreciation and amortization                                    4,413                    3,645                   3,581
     (Gain) loss on disposition of assets                               168                      (25)                      2
     Store repositioning costs                                        3,500                       --                      --
     Changes in assets and liabilities:
       Decrease in accounts receivable                                  679                      780                      349
       (Increase) decrease in inventories                             7,817                    2,394                    (546)
       (Increase) decrease  in prepaid expenses and
         other current assets                                         3,213                     (481)                    511
       (Increase) decrease in other noncurrent assets                  (776)                     101                     248
       Increase (decrease) in accounts payable                       (5,207)                   3,338                   1,192
       Decrease in long-term pension liability                         (665)                    (730)                   (803)
       Increase in accrued expenses                                     119                      196                   1,070
       Increase in deferred rent                                        461                      134                     256
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating
           activities of continuing operations                       (4,676)                  13,919                   9,910
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (2,184)                  (2,137)                 (4,056)
     Proceeds from disposal of assets                                   137                      779                      --
-----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities
         of continuing operations                                    (2,047)                  (1,358)                 (4,056)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving loan agreement                       54,364                   29,786                  36,505
     Repayment of borrowings under revolving loan
       agreement                                                    (47,550)                 (40,680)                (42,419)
     Borrowing of other long-term debt                                   --                       --                     833
     Repayment of other long-term debt                                 (537)                    (911)                   (335)
     Net proceeds from issuance of common stock                          --                        3                      --
     Principal payments under capital lease obligations                (212)                    (183)                    (16)
     Payments related to debt financing                                (493)                    (142)                     --
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities
         of continuing operations                                     5,572                  (12,127)                 (5,432)
-----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) discontinued operations         1,058                     (359)                   (577)
-----------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash
       equivalents                                                      (93)                      75                    (155)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            737                      644                     719
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $     644                $     719               $     564
-----------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 3, 1996, FEBRUARY 1, 1997 AND JANUARY 31, 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS - Jos. A. Bank Clothiers, Inc. (Clothiers) is a nationwide retailer of classic men's clothing through conventional retail stores, catalog direct marketing and franchisees.

FISCAL YEAR - The Company maintains its accounts on a fifty-two / fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 1, 1997 (fiscal 1996) and January 31, 1998 (fiscal 1997), each contained fifty-two weeks and the fiscal year ended February 3, 1996 (fiscal
1995) contained fifty-three weeks.

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

SUPPLEMENTAL CASH FLOW INFORMATION - Interest and income taxes paid were as follows (in thousands):

                                    Years Ended
                      -------------------------------------
                         Feb. 3,      Feb. 1,      Jan. 31,
                          1996         1997          1998
                      -------------------------------------
Interest paid         $   2,679     $   2,784    $   2,181
Income taxes paid            30           100          101

INVENTORIES - Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with getting its merchandise to the point of sale.

CATALOGS AND PROMOTIONAL MATERIALS - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At February 1, 1997 and January 31, 1998, prepaid catalog and promotional materials were approximately $1,505,000 and $1,726,000, respectively.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                            Estimated
     Asset Class                            Useful Lives
     ---------------------------------------------------
     Buildings                              25 years
     Equipment                              3-10 years
     Furniture and fixtures                 10 years
     Leasehold improvements                 Initial term of
                                            lease, not to
                                            exceed 10 years

OTHER NONCURRENT ASSETS - Other noncurrent assets includes deferred financing costs of $514,000 and $282,000 as of February 1, 1997 and January 31, 1998, respectively. Deferred financing costs were incurred in connection with the Company's bank credit agreement described in Note 6 and are being amortized as additional interest expense over the remaining term of the agreement using the effective interest method. Other noncurrent assets also include $675,000 and $427,000 of notes receivable as of February 1, 1997 and January 31, 1998, respectively.

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

EARNINGS PER SHARE - During 1997, the Financial  Accounting  Standards Board
(FASB) issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company has adopted SFAS No. 128 and restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                  1995        1996        1997
                                  ----        ----        ----
Weighted average shares
 outstanding for basic EPS        6,790       6,790       6,791
---------------------------------------------------------------

Diluted EPS:
Dilutive effect of
  common stock equivalents           --          34          73
---------------------------------------------------------------

Weighted average shares
 outstanding for diluted
  EPS (pro forma)                 6,790       6,824       6,864
---------------------------------------------------------------

Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

RECLASSIFICATIONS - Certain reclassifications have been made to the February 3, 1996 and February 1, 1997, financial statements in order to conform with the January 31, 1998, presentation.

NEW  ACCOUNTING  STANDARDS - In June 1997,  the  Financial  Accounting
Standards  Board issued  Statement No. 130, "Reporting   Comprehensive Income."
SFAS  No.  130   establishes   standards   for  reporting  and  display  of
comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of the adoption of SFAS No. 130 on the Company has not been determined.

2.   DISCONTINUED OPERATIONS:

In January 1998, the Company formalized a plan to dispose of its manufacturing operations. Accordingly, the consolidated financial statements have been restated to reflect the disposition of the manufacturing operations as discontinued operations. The revenues, costs and expenses, assets and liabilities, and cash flows of the manufacturing operations have been excluded from the respective captions in the Consolidated Statements of Income (Loss), Consolidated Balance Sheets and Consolidated Statements of Cash Flows and the related footnotes included herein.

In April 1998, the Company entered into an agreement which included the disposition of the Company's manufacturing operations. Based upon the agreement, an estimated loss on disposal of $2,479,000 is reported net of an income tax benefit of $967,000, for an after-tax loss of $1,512,000.

Summarized financial information for the discontinued operations is as follows (in thousands):

                           Feb. 3,       Feb. 1,      Jan. 31,
                            1996          1997          1998
                           -------       -------      --------
Loss before income
  taxes                    $ (526)       $  (708)      $ (374)
Net loss                   $ (321)       $  (432)      $ (266)
---------------------------------------------------------------

Current assets                           $ 1,554       $ 3,839
Less current liabilities                   1,579         4,502
---------------------------------------------------------------
Net current assets
  (liabilities)                          $  (25)       $  (663)
---------------------------------------------------------------

Noncurrent assets                        $ 1,598       $ 1,028
Noncurrent liabilities                       252           245
---------------------------------------------------------------
Net noncurrent assets                    $ 1,346       $   783
---------------------------------------------------------------

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation other than external sales of $200,000, $1,867,000 and $0 for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, respectively.

Net current and noncurrent assets/liabilities of discontinued operations noted above includes inventories, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

3.   INVENTORIES:

Inventories at February 1, 1997 and January 31, 1998, consist of the following (in thousands):

                               Feb. 1, 1997      Jan. 31, 1998
                               ------------      -------------
    Finished goods               $ 31,862           $ 33,120
    Raw materials                   7,706              6,994
--------------------------------------------------------------
       Total                     $ 39,568           $ 40,114
--------------------------------------------------------------

4.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at February 1, 1997 and January 31, 1998, consists of the following (in thousands):

                               Feb. 1, 1997      Jan. 31, 1998
                               ------------      -------------
   Land                          $    475           $    475
   Buildings and
    improvements                   28,062             29,318
   Equipment,
    furniture and
    fixtures                       15,577             17,132
--------------------------------------------------------------
                                   44,114             46,925
   Less: Accumulated
    depreciation and
    amortization                  (22,631)           (24,818)
--------------------------------------------------------------
   Property, plant and
    equipment, net               $ 21,483           $ 22,107
--------------------------------------------------------------

5.   ACCRUED EXPENSES:

Accrued expenses at February 1, 1997 and January 31, 1998, consists of the following (in thousands):

                               Feb. 1, 1997      Jan. 31, 1998
                               ------------      -------------
   Accrued compensation
    and benefits                 $  3,253           $  3,581
   Accrued advertising              2,142              1,776
   Gift certificate
    payable                         1,135              1,184
   Other accrued expenses           2,270              3,233
--------------------------------------------------------------
     Total                       $  8,800           $  9,774
--------------------------------------------------------------

Other accrued expenses consist primarily of liabilities related to interest, sales taxes, customer deposits, and percentage rent.

6. LONG-TERM DEBT:

Long-term debt at February 1, 1997 and January 31, 1998, consists of the following (in thousands):

                                      Feb. 1,        Jan. 31,
                                       1997            1998
                                     --------        --------
Bank credit agreement-
    Borrowings under
    long-term revolving
    loan agreement, including
    term portion                     $ 18,010        $ 12,096

Notes related to lease-
    hold improvements,
    interest at 2% plus
    prime, 9.9% and 11.0%,
    payable in monthly
    installments through
    November 1, 2002                      134            824

Notes related to
    building improvements,
    interest at 10%, and
    12% payable in monthly
    installments through
    July 1, 1997 and June 10, 2000        174             18

Mortgages payable,
    interest at 3%, payable
    in monthly installments
    through September 1,
    1999; secured by related
    land and building                      97              61

-------------------------------------------------------------
    Total debt                         18,415          12,999

     Less:  Current maturities            678           1,448
-------------------------------------------------------------
     Long-term debt                  $ 17,737        $ 11,551
-------------------------------------------------------------

BANK CREDIT AGREEMENT - The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and real estate and equipment values. In September 1997, the Company extended the Credit Agreement to April 2001. The amended Credit Agreement changed the maximum borrowing under the facility to approximately $43,000,000 including a new term loan facility of $4,000,000 payable in monthly installments based on a five-year amortization with any outstanding balance due in April 2001. The Credit Agreement also includes a) financial covenants concerning net worth, EBITDA coverage and working capital, among others, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. Interest rates under the amended agreement range from prime to prime plus 2.0% or LIBOR plus 2.0% to LIBOR plus 3.5%. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance.

As of February 1, 1997 and January 31, 1998 the Company's availability in excess of outstanding borrowings under the formula was $13,750,000 and $24,019,000, respectively. Substantially all assets of the Company are collateralized under the Credit Agreement.

During the years ended February 1, 1997 and January 31, 1998, borrowings under the Credit Agreement bore interest ranging from prime to prime plus 2% or LIBOR plus 3% to LIBOR plus 3.5%. Amounts outstanding under the Credit Agreement as of January 31, 1998, bear interest at rates ranging from 7.6% to 9.5% which will vary in the future depending upon prime and LIBOR.

In addition to borrowings under the Credit Agreement, the Company has issued a letter of credit of $400,000 at January 31, 1998, to secure the payment of rent.

The aggregate maturities of the Company's long-term debt as of January 31, 1998, are as follows: year ending 1999-$1,448,000; 2000-$1,470,000; 2001-$1,347,000;
2002-$8,609,000 and 2003 and thereafter $125,000.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION - Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the net assets of the Company or the accompanying financial statements taken as a whole.

EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain of its executives expiring in 1999, aggregating base compensation of $1,701,000 (not including annual adjustments) over the term. The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. For fiscal 1997, the Company expensed approximately $1,393,000 in incentive payments and $925,000 in incentive payments were expensed in fiscal year 1996. No incentive payment was expensed in fiscal year 1995.

LEASE OBLIGATIONS - The Company has numerous noncancelable operating leases for retail stores, certain office space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments under noncancelable operating leases at January 31, 1998, are as follows (in thousands):

     Year                                 Amount
     ----                               ----------
     1999                               $   11,716
     2000                                   12,099
     2001                                   10,718
     2002                                   10,004
     2003                                    9,321
     2004 and thereafter                    33,212
--------------------------------------------------
     Total                              $   87,070
--------------------------------------------------

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals and net of sublease payments received, was $10,189,000, $10,224,000 and $11,364,000 for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, respectively. Minimum rentals were $10,023,000, $9,986,000 and $11,049,000, respectively. Contingent rentals, which are based on a percentage of sales, approximated $353,000, $395,000 and $389,000, respectively. Additionally, sublease payments received approximated $187,000, $156,000 and $74,000, respectively.

INVENTORIES - The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. Accordingly, the Company has committed to a substantial portion of its purchases for fiscal 1998 and has also committed to approximately 15% to 20% of its purchases for fiscal 1999 and 2000.

OTHER - During fiscal 1997, the Company signed a five-year agreement with David Leadbetter, a golf professional, to produce golf and other apparel under his name. Payments are based on sales volumes. The minimum annual commitment under this agreement is $150,000.

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

During the year ended January 29, 1994, the Company's Board of Directors and management decided to terminate the Company's participation in the multi-employer pension plan. The related liability is being repaid in installments over four years through October, 1998. As of January 31, 1998, the Company owed approximately $437,000 related to the termination which is included in pension termination liability in the accompanying Balance Sheet.

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

The following table sets forth the plan's funded status as of December 31, 1996 and 1997, the date of the latest actuarial valuations (in thousands).

Actuarial present value of benefit obligations from continuing operations:

                                          Feb. 1,    Jan. 31,
                                           1997        1998
                                          -------    --------
Accumulated benefit obligation,
 including vested benefits of $186
 and $164                                 $    209   $    177
--------------------------------------------------------------
Projected benefit obligation for
  service rendered to date                $  (209)   $   (177)
Fair value of plan assets                      141        186
--------------------------------------------------------------
Fair value of plan assets greater/less
  than projected benefit obligation            (68)         9
Unrecognized net loss                           21         32
Unrecognized net transition liability           87         82
Employer contributions between
  December 31,and fiscal year end               12          3
--------------------------------------------------------------
PREPAID PENSION COST                      $     52   $    126
--------------------------------------------------------------

Net periodic pension expense from continuing operations for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, includes the following components (in thousands):

                               Feb. 3,     Feb. 1,    Jan. 31,
                                 1996        1997        1998
                               -------     -------    --------
Normal service
  cost-benefits earned
  during the period            $   30     $    25     $    28
Interest cost on
  projected benefit
  obligation                       12          14          13
Actual return on plan
  assets                           (9)        (14)        (36)
Net amortization
  and deferral                     12          11          29
--------------------------------------------------------------
NET PERIODIC PENSION
  EXPENSE                      $   45     $    36     $    34
--------------------------------------------------------------

The Company recorded minimum pension liabilities of $89,000 and $0 at February 1, 1997 and January 31, 1998, respectively, which is included in "noncurrent pension liability", representing the excess of the unfunded accumulated benefit obligation over previously accrued pension costs. A corresponding intangible asset was recorded as an offset to this additional liability, which is included in "other noncurrent assets".

In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate used was 7.75% for fiscal 1997 and fiscal 1996 and the expected long-term rate of return on plan assets was 8.0% for fiscal year 1997 and 8.0% for fiscal 1996.

POST-RETIREMENT BENEFIT PLAN - In connection with the termination of participation in the multi-employer pension plan described above, the Company adopted a new post-retirement benefit plan to cover the above-mentioned union employees with equivalent benefits to the multi-employer plan. The Company does not pre-fund these benefits.

In accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", the Company records the expected cost of these benefits as expense during the years that employees render service. The Company has adopted the standards on a prospective basis as permitted. As such, the Company amortizes the related transition liability over 20 years. The following table sets forth the post-retirement benefit program's funded status as of December 31, 1996 and 1997, the dates of the latest actuarial valuations for the related periods (in thousands):

Accumulated post-retirement benefit from continuing operations:

                                          Feb. 1,      Jan. 31,
                                            1997         1998
                                          -------      --------
Retirees                                  $    --      $     --
Fully eligible active plan participants      (232)         (299)
----------------------------------------------------------------
  Total                                      (232)         (299)
Unrecognized net transition liability         189           178
Unrecognized net gain (loss)                  (85)          (56)
----------------------------------------------------------------
ACCRUED POST-RETIREMENT BENEFIT
  COST                                    $  (128)     $   (177)
----------------------------------------------------------------

Net periodic post-retirement benefit expense from continuing operations for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, includes the following components (in thousands):

                                 Feb. 3,    Feb. 1,    Jan. 31,
                                  1996       1997        1998
                                 -------    -------    --------
Normal service cost benefits
 earned during the period        $    20     $   23    $    22
Interest cost on accumulated
 post-retirement benefit
 obligation                           18         18         19
Net amortization and
 deferral                              9          9          9
---------------------------------------------------------------
NET PERIODIC POST-RETIREMENT
 BENEFIT EXPENSE                 $    47     $   50    $    50
---------------------------------------------------------------

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed.

The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation by $52,000 and would increase net periodic post-retirement benefit cost by $9,000. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%.

PROFIT SHARING PLAN - The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union employees are eligible to participate after one year of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company is required to match a portion of employee contributions to the plan and may make additional contributions at the discretion of the directors of the Company. Contributions by the Company to the plan were approximately $239,000, $223,000 and $238,000 for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, respectively.

9.   STORE REPOSITIONING COSTS:

In the fourth quarter of fiscal 1995, the Company elected early adoption of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In the first half of fiscal 1995, the men's and women's apparel industries began suffering a significant down-turn. In the face of a potential cash shortage and other factors affecting the women's business, the Company decided to discontinue the women's product line (which was sold in the same stores as the men's products) to generate cash. The women's product line represented approximately $33 million and $26 million of sales in fiscal 1994 and 1995, respectively (or 18% and 15% of sales, respectively). With this loss of the women's volume, and with the men's business experiencing a decline (but improving) certain previously-profitable stores became unprofitable since the store rents remained basically unchanged.

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

During fiscal 1996, the Company closed two unprofitable full-line stores and five catalog stores and relocated three stores at a cost of approximately $930,000, which included lease settlement payments and moving costs. During fiscal 1997, the Company relocated one full-line store and closed two catalog stores at a cost of approximately $157,000. All costs noted above were charged to the reserve.

10.  INCOME TAXES:

At January 31, 1998, the Company had approximately $15.0 million of tax net operating loss carryforwards

(NOLs) which expire as follows: in the year 2009 - $4.0 million and 2010 - $11.0 million. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Management has determined, based on the Company's history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize at least $10 million NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $4.6 million and a valuation allowance of $1.4 million relating to the NOLs. Management believes that although the prior earnings and current year operating results might justify a higher amount, the recorded asset represents a reasonable estimate of the future utilization of the NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

During the year ended January 29, 1994, the Company filed for a prior year net operating loss carryback to a year in which the Company was included in the consolidated federal income tax return of its pre-1986 parent and the Company recorded a deferred tax asset of $3,000,000 in anticipation of collecting the refund. In March 1996, the refund plus interest was collected. Included in the consolidated statement of income for the year ended February 1, 1997 is $600,000 of interest income related to the refund.

The (provision) benefit for income taxes was comprised of the following (in thousands):

                                       Years Ended
                        --------------------------------------
                          Feb. 3,      Feb. 1,       Jan. 31,
                           1996         1997           1998
                        ----------   -----------   -----------
Federal:
Current                 $      71    $     (41)    $     (110)
Deferred                    4,655         (346)        (1,289)

State:
Current                       230           --              --
Deferred                      684          (50)          (191)
--------------------------------------------------------------
(PROVISION) BENEFIT
 FOR INCOME TAXES       $   5,640    $    (437)    $   (1,590)
--------------------------------------------------------------

The differences between the recorded income tax (provision) benefit and the "expected" tax (provision) benefit based on the statutory federal income tax rate is as follows (in thousands):

                                             Years Ended
                              --------------------------------------
                                Feb. 3,      Feb. 1,       Jan. 31,
                                 1996         1997           1998
                              ----------   -----------   -----------
Computed federal tax
  (provision) benefit at
  statutory rates              $  6,286      $  (381)     $ (1,383)
State income taxes, net
  of federal income
  tax effect                        608          (60)         (203)
Valuation allowance              (1,365)          --            --
Other, net                          111            4            (4)
-------------------------------------------------------------------
(PROVISION) BENEFIT
  FOR INCOME TAXES             $  5,640      $  (437)     $ (1,590)
-------------------------------------------------------------------

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities give rise to deferred income taxes. Total deferred tax assets and deferred tax liabilities stated by sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                       Feb. 1,        Jan. 31,
                                        1997            1998
                                      --------       ---------
Deferred Tax Assets:
 Long-term pension liability          $   484        $    171
 Inventories                              487             646
 Property, plant and equipment            163             151
 Accrued liabilities                    2,085           2,175
 Operating loss carryforwards
  and carrybacks                        6,092           4,559
 Valuation allowance                   (1,365)         (1,365)
--------------------------------------------------------------
                                        7,946           6,337
--------------------------------------------------------------
Deferred Tax Liabilities:
  Prepaid expenses and other
    current assets                       (628)           (627)
 Miscellaneous                            (35)             --
--------------------------------------------------------------
                                         (663)           (627)
--------------------------------------------------------------
NET DEFERRED TAX ASSET                $ 7,283        $  5,710
--------------------------------------------------------------

11.  INCENTIVE OPTION PLAN:

Effective January 28, 1994, the Company adopted an Incentive Plan (the Plan). The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. Approximately 953,000 shares of Common Stock have been reserved for issuance under the Plan. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant.

As of January 31, 1998 options for 871,872 shares had been granted under the plan at exercise prices ranging from $1.625 to $7.375 per share and options for 265,700 shares were exercisable at January 31, 1998. In addition there are 209,415 options outstanding at $9.170 per share which were issued in fiscal 1993 under employment agreements.

The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during fiscal year 1995, 1996 and 1997, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. Assumptions used for the pricing model include 5.0% to 7.9% for the risk-free interest rate in 1997, expected stock option lives of 5-10 years, expected dividend yield of 0% each year and expected volatility of 70% each year. Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income (loss) would have been a loss of $(13,203,000) in 1995, net income of $223,000 in 1996 and net income of $542,000 in 1997. Pro forma earnings (loss) per share would have been $(1.94) in 1995, $.03 in 1996 and $.08 in 1997.

The following table summaries the stock option activity for the years ended February 1, 1997 and January 31, 1998:

                              Number of          Range of
                                Shares       Exercise Prices
                              ---------      ---------------
Outstanding as of
 February 3, 1996               770,965    $1.875 -  $ 9.170
     Granted                    265,750     1.625 -    4.750
------------------------------------------------------------
     Exercised                   (1,000)               3.250
     Terminated                      --                   --
Outstanding as of
 February 1, 1997             1,035,715     1.625 -    9.170
------------------------------------------------------------
Granted                         189,250     3.500 -    7.375
Forfeited                      (143,678)    4.000 -    9.170
Terminated                           --                   --
------------------------------------------------------------
Outstanding as of
January 31, 1998              1,081,287     1.625 -    9.170
------------------------------------------------------------

Weighted average fair value of options granted for the years ended February 1, 1997 and January 31, 1998, was $1.78 and $4.80, respectively.

12. RIGHTS OFFERING:

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

If any person becomes the beneficial owner of 20 percent or more of the Company's outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more the Company's Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights.

The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following the public announcement that a person or group has acquired 20 percent or more of the Company's Common Stock.

13.  RELATED PARTY TRANSACTIONS:

The Company has an executive who is the Chairman of the Board of a consulting group. The Company paid the group approximately $69,000, $31,000 and $0 for the years ended February 3, 1996, February 1, 1997 and January 31, 1998, respectively, for professional services rendered.

The Company has also made a $200,000 loan to its President in accordance with his employment contract. The balance as of January 31, 1998 included in "other noncurrent assets" in the accompanying consolidated balance sheet was $160,000 .

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                 First            Second            Third            Fourth
                                                 Quarter          Quarter           Quarter          Quarter             Total
                                                 -------          -------           -------          -------             -----
                                                                  (In Thousands Except Per Share Amounts)
FISCAL 1997
  Net sales                                      $ 38,655         $ 39,530          $ 41,536         $ 52,453          $ 172,174
  Gross profit                                     18,862           18,158            20,027           23,126             80,173
  Operating income                                  1,315            1,108             1,513            2,632              6,568
  Income from continuing operations                   437              251               457            1,332              2,477
  Net Income                                     $    382         $    196          $    402         $  (281)          $     699

  INCOME FROM CONTINUING OPERATIONS
    PER SHARE                                    $   0.06         $   0.04          $   0.07         $   0.19          $    0.36
  Net income (loss) per share                    $   0.06         $   0.03          $   0.06         $ (0.04)          $    0.10

FISCAL 1996
  Net sales                                      $ 36,408         $ 32,924          $ 36,734         $ 47,125          $ 153,191
  Gross profit                                     17,681           14,779            17,275           20,858             70,593
  Operating income                                  1,165            (400)               917            1,384              3,066
  Income from continuing operations                   275            (268)               156              520                683
  Net Income                                     $    228         $  (559)          $    109         $    473          $     251

INCOME FROM CONTINUING OPERATIONS
    PER SHARE                                    $   0.04         $ (0.04)          $   0.02         $   0.08          $    0.10
  Net income (loss) per share                    $   0.03         $ (0.08)          $   0.02         $   0.07          $    0.04