Form 10-Q
period 1998-05-02
BANK JOS A CLOTHIERS INC /DE/
filed 1998-06-15
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10 - Q

x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    May 2, 1998
                                   ---------------
                      or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number        0-23874
                               -----------

                          Jos. A. Bank Clothiers, Inc.

    Delaware                         5611                         36-3189198
 --------------                  ------------                  ----------------
(State incorporation)          (Primary Standard               (I.R.S. Employer
                                  Industrial                    Identification
                                 Classification                    Number)
                                  Code Number)

500 Hanover Pike, Hampstead, MD                                   21074-2095
-------------------------------                                 ---------------

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

                                        Yes  [x]    No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                    Outstanding as of June 10, 1998
----------------------------                     -------------------------------
Common stock. $.01 par value                                   6,791,152

                          Jos. A. Bank Clothiers, Inc.

                                     Index

Part I.  Financial Information                                      Page No.
         ---------------------                                      --------

         Item 1.  Financial Statements

                  Condensed Consolidated Statements                     3
                   of Income - Three Months
                   ended May 2, 1998 and
                   May 3, 1997

                  Condensed Consolidated Balance                        4
                   Sheets - as of May 2, 1998 and
                   January 31, 1998

                  Condensed Consolidated Statements                     5
                   of Cash Flows -Three Months
                   ended May 2, 1998 and
                   May 3, 1997

                  Notes to Condensed Consolidated                     6-8
                   Financial Statements

         Item 2.  Management's Discussion and Analysis               9-11
                   of Results of Operations and
                   Financial Condition

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                     12

                  (a)  Exhibits - Exhibit 27-Financial Data
                       Schedule (EDGAR filing only)

Signatures                                                             13
----------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                  Three Months Ended
                                                  ------------------
                                             May 2,                   May 3,
                                              1998                     1997
                                            -------                  -------

NET SALES                                   $43,383                  $38,655
Costs and expenses:
  Cost of goods sold                         22,151                   19,793
  General and administrative                  4,528                    4,120
  Sales and marketing                        14,670                   13,427
  Store opening costs                           240                       --
                                            -------                  -------
                                             41,589                   37,340
                                            -------                  -------

Operating  income                             1,794                    1,315

Interest expense, net                           437                      590
                                            -------                  -------

Income from continuing operations
  before provision for income taxes           1,357                      725
Provision for income taxes                      529                      288
                                            -------                  -------

INCOME FROM CONTINUING OPERATIONS               828                      437
Loss from discontinued operations               (51)                     (55)
                                            -------                  -------

NET INCOME                                  $   777                  $   382
                                            =======                  =======

Earnings per share:
Income from continuing operations:
     Basic                                    $0.12                    $0.06
     Diluted                                  $0.12                    $0.06
Discontinued operations (net of tax):
     Basic                                   $(0.01)                  $(0.01)
     Diluted                                 $(0.01)                  $(0.01)
Net income:
     Basic                                    $0.11                    $0.06
     Diluted                                  $0.11                    $0.06
Weighted average shares outstanding:
     Basic                                    6,791                    6,791
     Diluted                                  6,918                    6,827

                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)

                                                         May 2,      January 31,
                                                          1998          1998
                                                        --------     -----------
ASSETS
Current Assets:

  Cash and cash equivalents                             $   677        $   564
  Accounts receivable                                     3,466          2,737
  Inventories:
    Raw materials                                         7,938          6,994
    Finished goods                                       39,016         33,120
                                                        -------        -------
      Total inventories                                  46,954         40,114
                                                        -------        -------
Prepaid expenses and other current assets                 4,695          4,338
Deferred income taxes                                     4,084          4,030
                                                        -------        -------
  Total current assets                                   59,876         51,783
                                                        -------        -------
Property, plant and equipment,
 at cost                                                 47,674         46,925
Accumulated depreciation and amortization               (24,917)       (24,818)
                                                        -------        -------
  Net property, plant and equipment                      22,757         22,107
                                                        -------        -------
Deferred income taxes                                     1,207          1,680
Other assets                                                713            791
Net noncurrent assets of discontinued operations            750            783
                                                        -------        -------
  TOTAL ASSETS                                          $85,303        $77,144
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      $16,381         $13,319
  Accrued expenses                                       10,740           9,774
  Current portion of long-term debt                       1,720           1,885
  Net current liabilities of discontinued operations        438             663
                                                        -------         -------
    Total current liabilities                            29,279          25,641

Long-term liabilities                                    18,832          15,105
                                                        -------         -------

  Total liabilities                                      48,111          40,746
                                                        -------         -------
Shareholders' equity:
  Common stock                                               70              70
  Additional paid-in capital                             56,353          56,336
  Accumulated deficit                                   (17,311)        (18,088)
                                                        -------         -------
                                                         39,112          38,318
Less treasury stock                                      (1,920)         (1,920)
                                                        -------         -------

TOTAL SHAREHOLDERS' EQUITY                               37,192          36,398
                                                        -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $85,303         $77,144
                                                        =======         =======

                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                            Three Months Ended
                                                           --------------------
                                                            May 2,       May 3,
                                                             1998         1997
                                                           -------      -------
Cash flows from operating activities:
  Net income                                               $   777      $   382
  Loss from discontinued operations                             51           55
                                                           -------      -------
  Income from continuing operations                            828          437

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Decrease in deferred taxes                                 419          240
    Depreciation and amortization                              950          854
    Net increase in operating working capital               (4,032)      (5,929)
                                                           -------      -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  OF CONTINUING OPERATIONS                                  (1,835)      (4,398)
                                                           -------      -------

Cash flows from investing activities:
  Additions to property, plant and equipment                (1,550)        (599)
                                                           -------      -------

NET CASH USED IN INVESTING ACTIVITIES OF
  CONTINUING OPERATIONS                                     (1,550)        (599)
                                                           -------      -------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement               10,625       14,573
  Repayment under long-term Credit Agreement                (7,090)      (9,435)
  Borrowings of other long-term debt                           277           --
  Repayment of other long-term debt                            (88)         (98)
  Other                                                         17           --
                                                           -------      -------

    NET CASH PROVIDED BY FINANCING ACTIVITIES
      OF CONTINUING OPERATIONS                               3,741        5,040
                                                           -------      -------

Net cash used in discontinued operations                      (243)        (106)
                                                           -------      -------

Net increase (decrease) in cash and cash equivalents           113          (63)

Cash and cash equivalents - beginning of period                564          719
                                                           -------      -------

Cash and cash equivalents - end of period                  $   677      $   656
                                                           =======      =======

                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/2/98

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   Jos. A. Bank Clothiers, Inc. (the Company) is a nationwide retailer of classic men's clothing through conventional retail stores and catalog direct marketing. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. These adjustments are of a normal recurring nature.

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's January 31, 1998 Annual Report on Form 10-K.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/2/98

3. WORKING CAPITAL

   The net change in operating working capital is composed of the following:

                                                                        Three Months Ended
                                                                      -----------------------
                                                                       May 2,          May 3,
                                                                        1998            1997
                                                                      -------         -------
   Increase in accounts receivable                                    $  (729)        $  (342)
   Increase in inventories                                             (6,840)         (6,929)
   (Increase)decrease in prepaids and other assets                       (279)            424
   Increase in accounts payable                                         3,062           2,566
   Increase (decrease) in accrued expenses and other liabilities          754           1,648)
                                                                      -------         -------

   Net increase in operating working capital                          $(4,032)        $(5,929)
                                                                      =======         =======

4. NEW ACCOUNTING STANDARDS

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


                                                                        Three Month Ended
                                                                       -------------------
                                                                       May 2,       May 3,
                                                                        1998         1997
                                                                       -----        ------
       Weighted average shares outstanding for basic EPS               6,791         6,791

       Diluted EPS:
       Dilutive effect of common stock equivalents                       127            36
                                                                       -----         -----

       Weighted average shares outstanding for                         6,918         6,827
       diluted EPS                                                     =====         =====

   Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

   Reclassifications - Certain reclassifications have been made to the May 3, 1997 financial statements in order to conform with the May 2, 1998, presentation.

                                                   Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 5/2/98

5.  DISCONTINUED OPERATIONS

    In January 1998, the Company formalized a plan to dispose of its manufacturing operations. Accordingly, the consolidated financial statements have been presented to reflect the disposition of the manufacturing operations as discontinued operations. The revenues, costs and expenses, assets and liabilities, and cash flows of the manufacturing operations have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and the related footnotes included herein.

    In April 1998, the Company entered into an agreement which included the disposition of the Company's manufacturing operations. Based upon the agreement, an estimated loss on disposal of $2.5 million was reported net of an income tax benefit of $1.0 million for an after-tax loss of $1.5 million during the fiscal year ended January 31, 1998.

    Summarized financial information for the discontinued operations is as follows (in thousands):


                                                       May 2,        Jan 31,
                                                        1998          1998
                                                       ------        ------

            Loss before income taxes                   $  (84)       $ (374)
            Net loss                                   $  (51)       $ (266)
                                                       ------        ------
            Current assets                             $3,743        $3,839
            Less current liabilities                    4,181         4,502
                                                       ------        ------
            Net current assets (liabilities)           $ (438)       $ (663)
                                                       ------        ------

            Noncurrent assets                          $  991        $1,028
            Noncurrent liabilities                        241           245
                                                       ------        ------
            Net noncurrent assets                      $  750        $  783
                                                       ------        ------

            Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

            Net current and noncurrent assets/liabilities of discontinued operations noted above includes inventories, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

                                                   Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 5/2/98

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998.

OVERVIEW - The Company's income from continuing operations for the quarter ended May 2, 1998 increased to $.8 million or $.12 per share compared to $.4 million or $.06 per share for the same period in 1997. This improvement was due primarily to higher sales attributable to an increase in comparable store sales and the opening of 15 new stores since May 3, 1997.

The Company continues to pursue its expansion strategy of opening new stores in existing markets and opened seven new stores in existing markets during the quarter. This provides the Company with greater leverage of selling, marketing and general and administrative expenses.

The Company's availability under the Credit Agreement increased to $25.6 million as of May 2, 1998 which was $11.8 million higher than the same time last year.

RESULTS OF OPERATIONS - The following table is derived from the Company's condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                                       Percentage of Net Sales
                                                            Quarter Ended
                                                       -----------------------
                                                         May 2,        May 3,
                                                          1998          1997
                                                         ------        ------

Net Sales.........................................       100.0%        100.0%
Cost of goods sold................................        51.1          51.2
                                                         -----         -----

Gross profit......................................        48.9          48.8
General and administrative expenses...............        10.4          10.7
Sales and marketing expenses......................        33.8          34.7
Store opening costs...............................          .6            --
                                                         -----         -----

Operating income..................................         4.1           3.4
Interest expense, net.............................         1.0           1.5
                                                         -----         -----

Income from continuing operations before income taxes      3.1           1.9
Provision for income taxes........................         1.2           0.7
                                                         -----         -----
Income from continuing operations.................         1.9           1.1
Loss from discontinued operations, net............        (0.1)         (0.1)
                                                         -----         -----

Net income........................................         1.8%          1.0%
                                                         =====         =====

                                                   Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 5/2/98

NET SALES - Net sales increased 12.2 percent to $43.4 million in the first quarter of 1998 from $38.7 million in the same period last year. Comparable store sales increased 5.0 percent in the quarter compared to a 1.5 percent decline in the first quarter of 1997. The increase in comparable stores was achieved despite the opening of 15 new stores in the existing markets in the past 12 months. Sales generated by the new stores are not included in comparable sales. Catalog sales decreased 10.2 percent in the first quarter despite an 18.0 percent decrease in catalog circulation.

COST OF GOODS SOLD - Gross profit increased $2.3 million to $21.2 million in the first quarter of 1998 compared to $18.9 million for the same period in the prior year. Gross profit as a percent of sales remained strong and increased .1 percent over the same period in the prior year, reflecting strong performance in all major categories especially sportcoats and slacks.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased to 10.4 percent of sales in the first quarter of 1998 compared to 10.7 percent in the first quarter of 1997. This improvement reflects the Company's continued effort to control overhead costs while growing the business.

SALES AND MARKETING EXPENSES - Sales and marketing expenses (which include store and catalog payroll, marketing and occupancy expenses, among others) decreased
 .9 percent of sales to 33.8 percent in the first quarter of 1998 from 34.7 percent in the same period in the prior year. This improvement is primarily the result of achieving existing store sales increases while maintaining appropriate staffing levels in stores, sales generated by new stores in existing markets and a strong response to the catalog mailings.

INTEREST EXPENSE - Interest expense was $.2 million lower in the first quarter of 1998 compared to the same period in 1997 due primarily to a $6.8 million decrease in total debt outstanding at May 2, 1998 compared to May 3, 1997.

INCOME TAXES - At May 2, 1998, the Company had approximately $14.0 million of tax net operating loss carryforwards (NOLs) which expire through 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

Management has determined, based on the Company's history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize at least $10 million of NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $4 million and a valuation allowance of $1.4 million relating to the NOLs. Management believes that although the prior earnings and current year operating results might justify a higher amount, the recorded asset represents a reasonable estimate of the future utilization of the NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance.

                                                   Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 5/2/98

LIQUIDITY AND CAPITAL RESOURCES - At May 2, 1998 the Company had outstanding borrowings of $16.7 million with $25.6 million of availability under its Credit Agreement compared to borrowings of $23.1 million and availability of $13.8 million at the same time last year. The Company's availability at May 2, 1998 increased $11.8 million compared to the same time in 1997. The increase in availability was generated principally by cash provided by operating activities during the preceding twelve months and a higher borrowing base created by an additional $4.0 million term loan facility which was obtained in September, 1997.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                            Three  Months Ended
                                                            -------------------
                                                             May 2,      May 3,
                                                              1998        1997
                                                            -------     -------
Cash provided by (used in):

       Operating activities                                 $(1,835)    $(4,398)
       Investing activities                                  (1,550)       (599)
       Financing activities                                   3,741       5,040
       Discontinued  operations                                (243)       (106)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents        $   113     $   (63)
                                                            =======     =======

Cash used by operating activities was due primarily to higher inventory levels to support new stores, although the average inventory per store decreased. Cash used in investing activities relates primarily to improvements to new stores. Cash provided by financing activities represents primarily borrowings on the revolving loan.

The Company expects to spend between $6.0 and $7.0 million on capital expenditures in 1998, primarily to open up to 17 new stores and to relocate two existing stores. The store expansion program is being financed through operations and the Credit Agreement. The Company also expects to open up to 46 additional stores (including 12 relocations) beyond 1998, mostly in existing markets. The Company believes that its existing markets can support these additional stores which will provide leverage for its management, distribution, advertising and sourcing infrastructure. To support this growth, the Company expects to upgrade certain information systems and its existing distribution center in 1998 and 1999. The Company believes that its current liquidity and its Credit Agreement will be adequate to support its current working capital and investment needs. Further expansion beyond 1998 may necessitate revised financing arrangements for the Company.

The Company's plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the mix of goods sold, pricing, availability of lease sites for new stores and other competitive factors.

                                                   Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 5/2/98

PART 2.  OTHER INFORMATION

Item 6.  Exhibits
-----------------

Exhibits

10.15   Brookhill Lease Agreement, filed herewith
10.15a  First Amendment to Brookhill Lease Agreement, filed herewith
10.16   Brookhill Sublease Agreement, filed herewith
10.17   North Avenue Lease Agreement, filed herewith
27.0    Financial Date Schedule, filed herewith

                                                   Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 5/2/98

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 15, 1998         Jos. A. Bank Clothiers, Inc.
                              (Registrant)





                              /s/: David E. Ullman
                              _________________________________________________
                              Executive Vice President, Chief Financial Officer