Form 10-Q
period 1998-08-01
BANK JOS A CLOTHIERS INC /DE/
filed 1998-09-15
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    August 1, 1998
                                  -------------------
                      or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number     0-23874
                            -----------

                          Jos. A. Bank Clothiers, Inc.

              Delaware                      5611                 36-3189198
            -------------              --------------           -------------
        (State incorporation)         (Primary Standard        (I.R.S. Employer
                                       Industrial               Identification
                                       Classification           Number)
                                       Code Number)

   500 Hanover Pike, Hampstead, MD                                 21074-2095
   -------------------------------                               --------------

                                      none
                           --------------------------
                       (Former name or former address, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [x ]    No [  ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                               Outstanding as of September 8, 1998
 --------------                          -----------------------------------

 Common stock. $.01 par value            6,791,152

                          Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I.  Financial Information                                        Page No.
         ---------------------                                        --------

         Item 1.  Financial Statements

                  Condensed Consolidated Statements                       3
                   of Income - Three and Six Months
                   ended August 1, 1998 and
                   August 2, 1997

                  Condensed Consolidated Balance                          4
                   Sheets - as of August 1, 1998 and
                   January 31, 1998

                  Condensed Consolidated Statements                       5
                   of Cash Flows -Six Months
                   ended August 1, 1998 and
                   August 2, 1997

                  Notes to Condensed Consolidated                        6-8
                   Financial Statements

         Item 2.  Management's Discussion and Analysis                  9-13
                   of Results of Operations and
                   Financial Condition

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                       13

                  (a)    Exhibits - Exhibit 27-Financial Data
                         Schedule (EDGAR filing only)

Signatures                                                               14
----------

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                      (In thousands except per share data)
                                  (Unaudited)

                                              Three Months Ended               Six Months Ended
                                             ----------------------         ------------------------
                                             August 1,    August 2,         August 1,      August 2,
                                               1998         1997              1998           1997
                                             ---------    ---------         ---------      ---------
Net sales                                     $41,947       $39,530          $85,330        $78,185
Costs and expenses:
   Cost of goods sold                          21,757        21,372           43,908         41,165
   General and administrative                   4,278         4,398            8,806          8,518
   Sales and marketing                         14,376        12,652           29,046         26,079
   Store opening costs                            121            --              361             --
                                              -------       -------          -------        -------
                                               40,532        38,422           82,121         75,762
                                              -------       -------          -------        -------

Operating  income                               1,415         1,108            3,209          2,423

Interest expense, net                             437           667              874          1,257
                                              -------       -------          -------        -------

Income from continuing operations
   before provision for income taxes              978           441            2,335          1,166
Provision for income taxes                        381           190              910            478
                                              -------       -------          -------        -------

Income from continuing operations                 597           251            1,425            688
Loss from discontinued operations (net of tax)     --           (55)             (51)          (110)
                                              -------       -------          -------        -------

       Net income                             $   597       $   196          $ 1,374        $   578
                                              =======       =======          =======        =======

Earnings per share:
Income from continuing operations:
   Basic                                      $   .09       $   .04          $   .21        $   .10
   Diluted                                    $   .09       $   .04          $   .20        $   .10
Discontinued operations (net of tax):
   Basic                                      $   .00       $  (.01)         $  (.01)       $  (.02)
   Diluted                                    $   .00       $  (.01)         $  (.01)       $  (.02)
Net income:
   Basic                                      $   .09       $   .03          $   .20        $   .09
   Diluted                                    $   .09       $   .03          $   .20        $   .08
Weighted average shares outstanding:
   Basic                                        6,791         6,791            6,791          6,791
   Diluted                                      7,010         6,825            6,974          6,825


                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                           (In thousands) (Unaudited)

                                                         August 1,       January 31,
                                                           1998             1998
                                                         ---------       -----------
ASSETS
Current Assets:
  Cash and cash equivalents                              $    774          $    564
  Accounts receivable                                       3,601             2,737
Inventories:
  Raw materials                                             6,044             6,994
  Finished goods                                           40,444            33,120
                                                         --------          --------
    Total inventories                                      46,488            40,114
                                                         --------          --------

Prepaid expenses and other
  current assets                                            5,003             4,338
Deferred income taxes                                       4,235             4,030
                                                         --------          --------
    Total current assets                                   60,101            51,783
                                                         --------          --------

Property, plant and equipment,
  at cost                                                  49,356            46,925
Accumulated depreciation and
  amortization                                            (25,581)          (24,818)
                                                         --------          --------
    Net property, plant and equipment                      23,775            22,107
                                                         --------          --------

Deferred income taxes                                         861             1,680
Other assets                                                  674               791
Net noncurrent assets of discontinued operations              691               783
                                                         --------          --------
Total Assets                                             $ 86,102          $ 77,144
                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $ 14,374          $ 13,319
  Accrued expenses                                         11,093             9,774
  Current portion of long-term debt                         1,461             1,885
  Net current liabilities of discontinued operations          193               663
                                                         --------          --------
    Total current liabilities                              27,121            25,641

Long-term liabilities                                      21,180            15,105
                                                         --------          --------

    Total liabilities                                      48,301            40,746
                                                         --------          --------

Shareholders' equity:
  Common stock                                                 70                70
  Additional paid-in capital                               56,365            56,336
  Accumulated deficit                                     (16,714)          (18,088)
                                                         --------          --------
                                                           39,721            38,318
Less treasury stock                                        (1,920)           (1,920)
                                                         --------          --------

  Total shareholders' equity                               37,801            36,398
                                                         --------          --------
Total liabilities and shareholders' equity               $ 86,102          $ 77,144
                                                         ========          ========

                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (In thousands) (Unaudited)


                                                                   Six Months Ended
                                                              ---------------------------
                                                              August 1,         August 2,
                                                                1998              1997
                                                              ---------         ---------
Cash flows from operating activities:
  Net income                                                   $  1,374          $    578
  Loss from discontinued operations                                  51               110
                                                               --------          --------
  Income from continuing operations                               1,425               688
Adjustments to reconcile net income
to net cash used in operating activities:
  Decrease in deferred taxes                                        614               372
  Depreciation and amortization                                   1,862             1,736
  Net increase in operating working capital                      (5,804)           (8,702)
                                                               --------          --------

    Net cash used in operating activities
     of continuing operations                                    (1,903)           (5,906)
                                                               --------          --------

Cash flows from investing activities:
  Additions to property, plant and equipment                     (3,428)           (1,823)
                                                               --------          --------

    Net cash used in investing activities
     of continuing operations                                    (3,428)           (1,823)
                                                               --------          --------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement                    19,452            22,660
  Repayment under long-term Credit Agreement                    (13,635)          (14,842)
  Borrowings of other long-term debt                                277               294
  Repayment of other long-term debt                                (153)             (142)
  Other                                                              29                --
                                                               --------          --------

    Net cash provided by financing activities
     of continuing operations                                     5,970             7,970

Net cash used in discontinued operations                           (429)             (702)
                                                               --------          --------
Net increase (decrease) in cash and cash equivalents                210              (461)

Cash and cash equivalents - beginning of period                     564               719
                                                               --------          --------

Cash and cash equivalents - end of period                      $    774          $    258
                                                               ========          ========


                            See accompanying notes.

                                                  Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 8/1/98

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Inventories are stated at the lower of first-in, first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with getting its inventory to the point of sale.

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

     Reclassifications - Certain reclassifications have been made to the August 2, 1997 financial statements in order to conform with the August 1, 1998 presentation.

                                                  Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 8/1/98

3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                                              Six Months Ended
                                                                           ----------------------
                                                                           August 1,    August 2,
                                                                             1998        1997
                                                                           ---------    ---------
     (Increase) decrease in accounts receivable                             $  (864)     $   101
     (Increase) in inventories                                               (6,374)      (5,404)
     (Increase) decrease in prepaids and other assets                          (665)         310
     Increase (decrease) in accounts payable                                  1,055       (2,805)
     Increase (decrease) in accrued expenses and other liabilities            1,044         (904)
                                                                            -------      -------

     Net increase in operating working capital                              $(5,804)     $(8,702)
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

                                             Three Months Ended         Six Months Ended
                                           ----------------------    ----------------------
                                           August 1,    August 2,    August 1,    August 2,
                                             1998          1997        1998         1997
                                           ---------    ---------    ---------    ---------
     Weighted average shares
       outstanding for basic EPS             6,791        6,791        6,791       6,791

     Diluted EPS:
     Dilutive effect of
       common stock equivalents                219           34          183          34
                                             -----        -----        -----       -----
     Weighted average shares
       outstanding for diluted EPS           7,010        6,825        6,974       6,825
                                             =====        =====        =====       =====

     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                  Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 8/1/98

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

In April 1998, the Company entered into an agreement which included the disposition of the Company's manufacturing operations. Based upon the agreement, an estimated loss on disposal of $2.5 million was reported net of an income tax benefit of $1.0 million for an after-tax loss of $1.5 million during the fourth quarter of fiscal year ended January 31, 1998.

Summarized financial information for the discontinued operations is as follows (in thousands):

                                         Three Months Ended            Six  Months Ended
                                      ------------------------       ----------------------
                                      August 1,    August 2,       August 1,    August 2,
                                        1998         1997            1998         1997
                                      ---------    ---------       ---------    ---------
Loss before income taxes                $--          $(93)          $ (84)        $(186)
Net loss                                $--          $(55)          $ (51)        $(110)

                                                                    As of         As of
                                                                  August 1,     January 31,
                                                                    1998          1998
                                                                  ---------     -----------
Current  assets                                                     $2,311        $3,839
Less current liabilities                                             2,504         4,502
                                                                    ------        ------
Net current (liabilities)                                           $ (193)       $ (663)
                                                                    ------        ------

Noncurrent assets                                                   $  932        $1,028
Noncurrent liabilities                                                 241           245
                                                                    ------        ------
Net noncurrent assets                                               $  691        $  783
                                                                    ------        ------

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

Net current and noncurrent assets/liabilities of discontinued operations noted above includes inventories, receivables, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

                                                  Jos. A. Bank Clothiers, Inc.
                                                        S.E.C.Form 10-Q 8/1/98

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998.

Overview - The Company's income from continuing operations for the quarter ended August 1, 1998 increased to $.6 million or $.09 per share compared to $.3 million or $.04 per share for the same period in 1997. For the six months net income from continuing operations increased to $1.4 million or $.20 per share compared to $.7 million or $.10 per share for the same period last year. This improvement was due primarily to higher sales attributable to the opening of fifteen new stores since August 2, 1997 and improved margins resulting from strong inventory management and a shift toward higher end products.

The Company continues to pursue its expansion strategy of opening new stores in existing markets and opened seven and three new stores in existing markets during the first quarter and second quarters, respectively. This will provide the Company with greater leverage of selling, marketing and general and administrative expenses as these new stores mature.

The Company's availability under the Credit Agreement increased to $23.7 million as of August 1, 1998, which was $9.9 million higher than the same time last year.

Results of Operations - The following table is derived from the Company's condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                               Percentage of Net Sales            Percentage of Net Sales
                                                 Three Months Ended                  Six Months Ended
                                               ------------------------           ------------------------
                                               August 1,      August 2,           August 1,      August 2,
                                                 1998           1997                1998           1997
                                               ---------      ---------           ---------      ---------
Net Sales.....................................   100.0%         100.0%              100.0%         100.0%
Cost of goods sold............................    51.9           54.1                51.5           52.7
                                                 -----          -----               -----          -----

Gross profit..................................    48.1           45.9                48.5           47.3
General and administrative expenses...........    10.2           11.1                10.3           10.9
Sales and marketing expenses..................    34.3           32.0                34.0           33.4
Store opening costs...........................      .3             --                  .4             --
                                                 -----          -----               -----          -----

Operating income..............................     3.4            2.8                 3.8            3.1
Interest expense, net.........................     1.1            1.7                 1.1            1.6
                                                 -----          -----               -----          -----

Income from continuing operations
  before income taxes.........................     2.3            1.1                 2.7            1.5
Provision for income taxes ...................     0.9            0.5                 1.0            0.6
                                                 -----          -----               -----          -----
Income from continuing operations.............     1.4            0.6                 1.7            0.9
Loss from discontinued operations, net........      --           (0.1)               (0.1)          (0.2)
                                                 -----          -----               -----          -----
Net income....................................     1.4%           0.5%                1.6%           0.7%
                                                 =====          =====               =====          =====

                                                  Jos. A. Bank Clothiers, Inc.
                                                        S.E.C.Form 10-Q 8/1/98

Net Sales - Net sales increased 6.1% to $41.9 million in the second quarter of 1998 compared to $39.5 million in 1997. For the six months ended August 1, 1998, net sales increased by 9.1 percent, to $85.3 million, compared to $78.2 million in 1997. Comparable store sales decreased 4.7 percent for the second quarter and increased .2 percent for the first six months of 1998. The opening of fifteen stores in existing markets since August 2, 1997 has temporarily slowed comparable growth as new stores are not included in comparable sales. Despite the decrease in comparable store sales, gross margin dollars in comparable stores increased during the second quarter and six months, resulting in greater profits in the existing store base.

Cost of Goods Sold - Gross profit increased by $2.0 million to $20.2 million in the second quarter and by $4.4 million to $41.4 million in the first six months of 1998 compared to the same periods in the prior year. Gross profit as a percent of sales remained strong and increased 2.2 and 1.2 percentage points in the quarter and six months respectively. The gross margin improvement was primarily the result of higher maintained margins in nearly all product categories, strong sell throughs in the first quarter, the shift toward higher end products and strong inventory management.

General and Administrative Expenses - General and administrative expenses decreased to 10.2 percent of sales in the second quarter and 10.3 percent during the six months compared to 11.1 and 10.9 percent of sales during the same periods in 1997, as the Company continues to leverage its infrastructure. These improvements reflect the Company's continued emphasis to control overhead costs while growing the business.

Sales and Marketing Expenses - Sales and marketing expense increased 2.3 and .6 percent of sales to 34.3 and 34.0 percent of sales in the second quarter and six months respectively from 32.0 and 33.4 percent in the same periods in 1997. These increases were due primarily to higher new store fixed occupancy costs as a percent of sales as the stores take several years to mature.

Store Opening Costs - Store opening costs increased $.1 and $.4 million in the quarter and six months ended August 1, 1998 respectively due to the addition of more new stores during each period.

Interest Expense - Interest expense was $.2 million lower during the quarter and $.4 million during the six months ended August 1, 1998 compared to the same periods in 1997. This improvement was due primarily to a $ 7.5 million reduction in total debt outstanding as of August 1, 1998 compared to August 2, 1997.

Income Taxes - At August 1, 1998, the Company had approximately $12 million of tax net operating loss carryforwards (NOLs) which expire through 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

                                                  Jos. A. Bank Clothiers, Inc.
                                                        S.E.C.Form 10-Q 8/1/98


Management has determined, based on the Company's history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize at least $8 million of NOLs prior to their expiration. Accordingly, the Company has recorded a deferred tax asset of $3 million and a valuation allowance of $1.4 million relating to the NOLs. Management believes that although the prior earnings and current year operating results might justify a higher amount, the recorded asset represents a reasonable estimate of the future utilization of the NOLs. The Company will continue to evaluate the likelihood of future profit and the necessity of future adjustments to the deferred tax asset valuation allowance. If earnings continue at a rate similar to the recent past, the Company expects to adjust the valuation allowance in the second half of 1998.



Liquidity and Capital Resources - At August 1, 1998 the Company had outstanding borrowings of $17.9 million with $23.7 million of availability under its Credit Agreement compared to borrowings of $25.8 million and availability of $9.9 million at the same time last year. The Company's availability at August 1, 1998 increased $13.8 million compared to the same time in 1997. The increase in availability was generated principally by cash provided by operating activities during the preceding twelve months and a higher borrowing base created by an additional $4.0 million term loan facility which was obtained in September, 1997.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                            Six  Months Ended
                                                          ---------------------
                                                          August 1,   August 2,
Cash provided by (used in):                                 1998        1997
                                                          ---------   ---------
         Operating activities                             $(1,903)     $(5,906)
         Investing activities                              (3,428)      (1,823)
         Financing activities                               5,970        7,970
         Discontinued operations                             (429)        (702)
                                                          -------      -------
Net increase (decrease) in cash and cash equivalents      $   210      $  (461)
                                                          =======      =======


Cash used by operating activities was due primarily to higher inventory levels to support new stores, although the average inventory per store decreased. Cash used in investing activities relates primarily to improvements to new stores. Cash provided by financing activities represents primarily borrowings on the revolving loan. The net cash used in discontinued operations was due primarily to establishment of the receivable from SourceOne and certain costs related to the divestiture of the manufacturing operations including payments of accrued severance, vacation, professional fees and other selling costs partially offset by the reduction in inventory.

                                                  Jos. A. Bank Clothiers, Inc.
                                                        S.E.C.Form 10-Q 8/1/98

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

The Company expects to devote significant efforts over the next year to ensure that its business - critical systems are "Year 2000 compliant". The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to accurately interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

The Company has performed an assessment of its systems in order to identify Y2K issues and has identified its business-critical area of exposure to be: (a) merchandising and financial, (b) point-of-sale, (c) cash management, (d) catalog, (e) warehouse management, and (f) third party relationships. Most of the Company's applications operate on two IBM AS/400 hardware configurations and are"off-the-shelf" packages with modifications and interfaces made by the Company. The Company also relies on personal computers to prepare detailed analysis. The Company believes that by installing the vendor-developed upgrades to the latest versions of its existing systems and re-working its modifications and interfaces, most of the Y2K issues should be corrected. The vendors for the merchandising, general ledger and catalog applications have certified that the updated versions of their systems are Y2K compliant.

The Company expects to install the latest versions of its systems by the middle of 1999 with Y2K testing performed for each application installed. In accordance with this plan, the Company recently installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance), and expects to finalize the related Y2K testing for these applications by yearend. The Company has identified certain third parties who supply product and will contact them to determine if they expect to have any major disruptions as a result of Y2K.

The Company estimates that it will spend approximately $1.0 million (representing a combination of capital and expense) on these upgrades through the end of fiscal 1999, although an exact amount related to Y2K compliance cannot be measured because many of the upgrades include increased functionality as well as Y2K compliance.

Should these efforts not be successful, the Y2K problems could have a material impact on the operations of the Company. Although there is a high level of confidence that these efforts will be successful, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

                                                  Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10Q, 8/1/98


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





PART 2.  OTHER INFORMATION


Item 6.  Exhibit
----------------

(a)      Exhibit 27 - Financial Data Schedule

                                                  Jos. A. Bank Clothiers, Inc.
                                                        S.E.C.Form 10-Q 8/1/98

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 15, 1998               Jos. A. Bank Clothiers, Inc.
                                        (Registrant)



                                        /s/ David E. Ullman
                                        ________________________________
                                        David E. Ullman
                                        Executive Vice President, Chief
                                          Financial Officer