Form 10-Q
period 1998-10-31
BANK JOS A CLOTHIERS INC /DE/
filed 1998-12-15
CIK 920033

               United States Securities and Exchange Commission
                             Washington, DC 20549


                                  FORM 10 - Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    October 31, 1998
                                      ------------------

                                      or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File Number        0-23874
                                 -----------

                         Jos. A. Bank Clothiers, Inc.

      Delaware                        5611                     36-3189198
---------------------      -------------------------      ----------------------
(State incorporation)         (Primary Standard              (I.R.S. Employer
                                  Industrial              Identification Number)
                                 Classification
                                    Code Number)

500 Hanover Pike, Hampstead, MD                                21074-2095
--------------------------------                          ----------------------

                                     none
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [x]    No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                          Outstanding as of December 8, 1998
  ----------------------------            ----------------------------------
  Common stock. $.01 par value                         6,792,027

                         Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I. Financial Information                                           Page No.
        ---------------------                                           --------

        Item 1. Financial Statements

                Condensed Consolidated Statements                             3
                 of Income - Three and Nine Months
                 ended October 31, 1998 and
                 November 1, 1997

                Condensed Consolidated Balance                                4
                 Sheets - as of October 31, 1998 and
                 November 1, 1998

                Condensed Consolidated Statements                             5
                 of Cash Flows -Nine Months
                 ended October 31, 1998 and
                 November 1, 1997

                Notes to Condensed Consolidated                             6-8
                 Financial Statements

        Item 2. Management's Discussion and Analysis                       9-13
                 of Results of Operations and
                 Financial Condition

Part II. Other Information
         -----------------

        Item 6. Exhibits and Reports on Form 8-K                             13

                (a) Exhibits - Exhibit 27-Financial Data
                    Schedule (EDGAR filing only)

Signatures                                                                   14
----------

PART I.     FINANCIAL INFORMATION

        Item 1.     Condensed Consolidated Financial Statements

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                        -------------------------         -------------------------
                                                        Oct. 31,          Nov. 1,         Oct. 31,          Nov. 1,
                                                          1998             1997             1998             1997
                                                        --------         --------         --------         --------
Net sales                                               $ 44,584         $ 41,536         $129,914         $119,721
Costs and expenses:
      Cost of goods sold                                  22,268           21,509           66,176           62,674
      General and administrative                           4,618            4,464           13,424           12,982
      Sales and marketing                                 15,552           13,821           44,598           39,900
      Store opening costs                                    180              229              541              229
                                                        --------         --------         --------         --------
                                                          42,618           40,023          124,739          115,785
                                                        --------         --------         --------         --------

Operating income                                           1,966            1,513            5,175            3,936

Interest expense, net                                        535              738            1,409            1,995
                                                        --------         --------         --------         --------

Income from continuing operations
      before provision for income taxes                    1,431              775            3,766            1,941
 Provision for (benefit from) income taxes                  (807)             318              103              796
                                                        --------         --------         --------         --------

Income from continuing operations                          2,238              457            3,663            1,145
Loss from discontinued operations (net of tax)                --              (55)             (51)            (165)
                                                        --------         --------         --------         --------

           Net income                                   $  2,238         $    402         $  3,612         $    980
                                                        ========         ========         ========         ========

Earnings per share:
Income from continuing operations:
      Basic                                             $    .33         $    .07         $    .54         $    .17
      Diluted                                           $    .32         $    .07         $    .53         $    .17
Discontinued operations (net of tax):
      Basic                                             $    .00         $   (.01)        $   (.01)        $   (.02)
      Diluted                                           $    .00         $   (.01)        $   (.01)        $   (.02)
Net income:
      Basic                                             $    .33         $    .06         $    .53         $    .14
      Diluted                                           $    .32         $    .06         $    .52         $    .14
Weighted average shares outstanding:
      Basic                                                6,791            6,791            6,791            6,791
      Diluted                                              6,946            6,889            6,958            6,846

                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands) (Unaudited)

                                                                       October 31,            January 31,
                                                                          1998                   1998
                                                                       -----------            -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $    889               $    564
  Accounts receivable                                                      4,199                  2,737
Inventories:
  Raw materials                                                            4,939                  6,994
  Finished goods                                                          46,923                 33,120
                                                                        --------               --------
      Total inventories                                                   51,862                 40,114
                                                                        --------               --------

Prepaid expenses and other current assets                                  5,762                  4,338
Deferred income taxes                                                      4,310                  4,030
                                                                        --------               --------
      Total current assets                                                67,022                 51,783
                                                                        --------               --------

Property, plant and equipment, at cost                                    50,413                 46,925
Accumulated depreciation and amortization                                (25,991)               (24,818)
                                                                        --------               --------
        Net property, plant and equipment                                 24,422                 22,107
                                                                        --------               --------

Deferred income taxes                                                      1,699                  1,680
Other assets                                                                 593                    791
Net noncurrent assets of discontinued operations                             633                    783
                                                                        --------               --------
Total Assets                                                            $ 94,369               $ 77,144
                                                                        ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                      $ 14,753               $ 13,319
  Accrued expenses                                                        13,469                  9,774
  Current portion of long-term debt                                        1,456                  1,885
  Net current liabilities of discontinued operations                         373                    663
                                                                        --------               --------
      Total current liabilities                                           30,051                 25,641

Long-term liabilities                                                     24,264                 15,105
                                                                        --------               --------

      Total liabilities                                                   54,315                 40,746
                                                                        --------               --------

Shareholders' equity:
      Common stock                                                            70                     70
      Additional paid-in capital                                          56,380                 56,336
      Accumulated deficit                                                (14,476)               (18,088)
                                                                        --------               --------
                                                                          41,974                 38,318
Less treasury stock                                                       (1,920)                (1,920)
                                                                        --------               --------

      TOTAL SHAREHOLDERS' EQUITY                                          40,054                 36,398
                                                                        --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 94,369               $ 77,144
                                                                        ========               ========

                            See accompanying notes

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands) (Unaudited)

                                                               Nine Months Ended
                                                          --------------------------
                                                          Oct. 31,           Nov. 1,
                                                            1998              1997
                                                          --------          --------
Cash flows from operating activities:
  Net income                                              $  3,612          $    980
  Loss from discontinued operations                             51               165
                                                          --------          --------
  Income from continuing operations                          3,663             1,145
Adjustments to reconcile net income to net cash
used in operating activities:
 (Increase) decrease in deferred taxes                        (299)              627
  Depreciation and amortization                              2,854             2,647
  Net increase in operating working capital                 (9,646)           (8,477)
                                                          --------          --------

     NET CASH USED IN OPERATING ACTIVITIES
       OF CONTINUING OPERATIONS                             (3,428)           (4,058)
                                                          --------          --------

Cash flows from investing activities:
   Additions to property, plant and equipment               (5,012)           (3,155)
                                                          --------          --------

     NET CASH USED IN INVESTING ACTIVITIES
       OF CONTINUING OPERATIONS                             (5,012)           (3,155)
                                                          --------          --------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement               33,416            31,379
  Repayment under long-term Credit Agreement               (24,540)          (22,756)
  Borrowings of other long-term debt                           277               324
  Repayment of other long-term debt                           (241)             (231)
  Other                                                         44                --
                                                          --------          --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES
       OF CONTINUING OPERATIONS                              8,956             8,716

Net cash used in discontinued operations                      (191)             (172)
                                                          --------          --------
Net increase in cash and cash equivalents                      325             1,331

Cash and cash equivalents - beginning of period                564               719
                                                          --------          --------

Cash and cash equivalents - end of period                 $    889          $  2,050
                                                          ========          ========

                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                     S.E.C. Form 10-Q, 10/31/98

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

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

Reclassifications - Certain reclassifications have been made to the November 1, 1997 financial statements in order to conform with the October 31, 1998 presentation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                     S.E.C. Form 10-Q, 10/31/98

 3. WORKING CAPITAL

    The net change in operating working capital is composed of the following:

                                                                       Nine Months Ended
                                                              ---------------------------------
                                                              Oct. 31,                 Nov. 1,
                                                                 1998                    1997
                                                              ---------               ---------
    Increase in accounts receivable                           $  (1,462)              $  (1,223)
    Increase in inventories                                     (11,748)                 (9,199)
    (Increase) decrease in prepaids and other assets             (1,395)                    491
    Increase in accounts payable                                  1,434                   2,160
    Increase (decrease) in accrued expenses and
       other liabilities                                          3,525                    (706)
                                                              ---------               ---------

   Net increase in operating working capital                 $  (9,646)              $  (8,477)
                                                              =========               =========

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

                                                    Three Months Ended                             Nine Months Ended
                                                ---------------------------                  -----------------------------
                                                Oct. 31,            Nov. 1,                  Oct. 31,             Nov. 1,
                                                  1998               1997                      1998                 1997
                                                --------            -------                  --------             --------
     Weighted average shares
        outstanding for basic EPS                  6,791              6,791                     6,791                6,791

    Diluted EPS:
    Dilutive effect of
       common stock equivalents                      155                 98                       167                   55
                                                   -----              -----                     -----                -----

    Weighted average shares
      outstanding for diluted EPS                  6,946              6,889                     6,958                6,846
                                                   =====              =====                     =====                =====

    Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                     S.E.C. Form 10-Q, 10/31/98

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

Summarized financial information for the discontinued operations is as follows (in thousands):

                                          Three Months Ended                            Nine  Months Ended
                                  -----------------------------------            ---------------------------------
                                      Oct. 31,               Nov. 1,               Oct. 31,              Nov. 1,
                                       1998                   1997                   1998                  1997
                                  -------------           -----------            -----------           -----------
Loss before income taxes          $          --           $       (93)           $       (84)          $      (279)
Net loss                          $          --           $       (55)           $       (51)          $      (165)

                                       As of                   As of
                                     Oct. 31,                Jan. 31,
                                       1998                    1998
                                  -------------           -------------
Current assets                    $       1,686           $       3,839
Current liabilities                       2,059                   4,502
                                  -------------           -------------
Net current (liabilities)         $        (373)          $        (663)
                                  =============           =============

Noncurrent assets                 $         874           $       1,028
Noncurrent liabilities                      241                     245
                                  -------------           -------------
Net noncurrent assets             $         633           $         783
                                  =============           =============

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

Net current and noncurrent assets/liabilities of discontinued operations noted above includes inventories, receivables, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C.Form 10-Q 10/31/98


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998.

Overview - The Company delivered its eleventh consecutive quarter of improved
--------
profits. Income from continuing operations for the quarter ended October 31, 1998 increased to $2.2 million or $.32 per share compared to $.5 million or $.07 per share for the same period in 1997. For the nine months, income from continuing operations increased to $3.7 million or $.53 per share compared to $1.1 million or $.17 per share for the same period last year. This improvement was due primarily to higher sales attributable to the opening of 16 new stores since November 1, 1997 and improved margins resulting from strong inventory management and a shift toward higher-end products. The results for the third quarter and nine months ended October 31, 1998 included a one-time $1.4 million ($.20 per share) benefit relating to tax loss carryforwards which were generated in prior years and recognized in the current period.

The Company continues to pursue its expansion strategy of opening new stores in existing markets and has opened 26 new stores in the last two years, including 14 during 1998. This will provide the Company with greater leverage of selling, marketing and general and administrative expenses as these new stores mature. The Company recently opened its 100th store and had 102 stores as of October 31, 1998.

The Company's availability under the Credit Agreement increased to $24.3 million as of October 31, 1998, which was $7.6 million higher than the same time last year and borrowings are $7.4 million lower than at the same time last year despite opening the new stores.

Results of Operations - The following table is derived from the Company's
---------------------
condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C.Form 10-Q 10/31/98

                                                            Percentage of Net Sales                       Percentage of Net Sales
                                                              Three Months Ended                             Nine Months Ended
                                                        -----------------------------                  -----------------------------
                                                        Oct. 31,              Nov. 1,                  Oct. 31,              Nov. 1,
                                                          1998                 1997                      1998                 1997
                                                        --------              -------                  --------              -------
Net Sales.......................................          100.0%               100.0%                    100.0%               100.0%
Cost of goods sold..............................           49.9                 51.8                      50.9                 52.4
                                                         ------                -----                     -----                -----

Gross profit....................................           50.1                 48.2                      49.1                 47.6
General and administrative expenses.............           10.4                 10.7                      10.3                 10.8
Sales and marketing expenses....................           34.9                 33.3                      34.3                 33.3
Store opening costs.............................            0.4                  0.6                      0 .4                  0.2
                                                         ------                -----                     -----                -----
Operating income................................            4.4                  3.6                       4.0                  3.3
Interest expense, net...........................            1.2                  1.8                       1.1                  1.7
                                                         ------                -----                     -----                -----
Income from continuing operations
   before income taxes..........................            3.2                  1.9                       2.9                  1.6
Provision (benefit) for income taxes ...........           (1.8)                 0.8                        --                  0.7
                                                         ------                -----                     -----                -----
Income from continuing operations...............            5.0                  1.1                       2.9                  0.9
Loss from discontinued operations, net..........             --                 (0.1)                     (0.1)                (0.1)
                                                         ------                -----                     -----                -----
Net income......................................            5.0%                 1.0%                      2.8%                 0.8%
                                                         ======                =====                     =====                =====

NET SALES - Net sales increased 7.3% to $44.6 million in the third quarter of
---------
1998 compared to $41.5 million in 1997. For the nine months ended October 31, 1998, net sales increased 8.5 percent, to $129.9 million, compared to $119.7 million in 1997. Comparable store sales were even for the third quarter and first nine months of 1998, compared to increases of 2.0 percent and
3.5 percent, respectively, for the third quarter and first nine months of 1997. The opening of 16 stores in existing markets since November 1, 1997 has temporarily slowed comparable store sales growth as new stores are not included in comparable sales. Gross margin dollars in comparable stores increased during the third quarter and nine months, resulting in greater profits in these stores.

Catalog sales for the third quarter of 1998 were comparable to the same period last year despite a 4% reduction in circulation, while catalog sales increased 1% for the nine months ended October 31, 1998 on a 5% reduction in circulation.

COST OF GOODS SOLD - Gross profit increased by $2.3 million to $22.3 million in
------------------
the third quarter and increased by $6.7 million to $63.7 million in the first nine months of 1998 compared to the same periods in the prior year. Gross profit as a percent of sales remained strong and increased 1.9 and 1.5 percentage points in the quarter and nine months respectively. The gross margin improvement was primarily the result of higher maintained margins in nearly all product categories, the shift toward higher end products and strong inventory management.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C.Form 10-Q 10/31/98

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses
-----------------------------------
decreased to 10.4 percent of sales in the third quarter and 10.3 percent of sales during the nine months ended October 31, 1998 compared to 10.7 percent and
10.8 percent of sales during the same periods in 1997, as the Company continues to leverage its infrastructure. The decrease relates primarily to a reduction in professional fees and the Company's continued emphasis to control overhead costs while growing the business.

SALES AND MARKETING EXPENSES - Sales and marketing expenses increased 1.6 and
----------------------------
1.0 percent of sales due primarily to higher new store fixed occupancy costs as a percent of sales as the stores take several years to mature. The increased store base has enabled the Company to spend more on marketing in existing markets to strengthen all stores.

STORE OPENING COSTS - Store opening costs increased $.3 million in the nine
-------------------
months ended October 31, 1998 due to the addition of 14 new stores during 1998 compared to 6 new stores in the first nine months of 1997.

INTEREST EXPENSE - Interest expense was $.2 million lower during the quarter and
----------------
$.6 million lower during the nine months ended October 31, 1998 compared to the same periods in 1997. This improvement was due primarily to a $7 million reduction in total debt outstanding during 1998.

INCOME TAXES - At October 31, 1998, the Company had approximately $10 million of
------------
tax net operating loss carryforwards (NOLs) which expire through 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

As of the beginning of the current fiscal year, the Company had a deferred tax asset of $4.6 million and an offsetting valuation allowance of $1.4 million. Management has determined, based on the Company's recent history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize all of the NOLs prior to their expiration. Accordingly, during the third quarter of 1998, the Company eliminated the $1.4 million valuation reserve reflecting the Company's expectation that all of the NOLs will be utilized prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES - At October 31, 1998 the Company had
-------------------------------
outstanding borrowings of $17.7 million with $24.3 million of availability under its Credit Agreement compared to borrowings of $25.1 million and availability of $16.7 million at the same time last year. The increase in availability was generated principally by cash provided by operating activities during the preceding twelve months and $3 million of additional availability created by higher inventory levels to support the new stores.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C.Form 10-Q 10/31/98

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                      Nine  Months Ended
                                                     --------------------
                                                     Oct. 31,     Nov. 1,
Cash provided by (used in):                            1998        1997
                                                     --------    --------
     Operating activities                            $(3,428)    $(4,058)
     Investing activities                             (5,012)     (3,155)
     Financing activities                              8,956       8,716
     Discontinued  operations                           (191)       (172)
                                                     -------     -------
Net increase in cash and cash equivalents            $   325     $ 1,331
                                                     =======     =======

Cash used by operating activities was due primarily to higher inventory levels to support new stores. Cash used in investing activities relates primarily to build-out costs for new stores. Cash provided by financing activities represents primarily borrowings on the revolving loan. The net cash used in discontinued operations was due primarily to certain costs related to the divestiture of the manufacturing operations including payments of accrued severance, vacation, professional fees and other selling costs partially offset by the sale of manufacturing related inventories.

The Company expects to spend between $6.0 and $6.5 million on capital expenditures in 1998, primarily to open 16 new stores and to relocate or renovate four existing stores. The store expansion program is being financed through operations, the Credit Agreement and fixture leasing arrangements. The Company also expects to open up to 46 additional stores (including 12 relocations) beyond 1998, mostly in existing markets. The Company believes that its existing markets can support these additional stores which will provide additional leverage for its management, distribution, advertising and sourcing infrastructure. To support this growth, the Company expects to upgrade certain information systems and its existing distribution center in 1998 and 1999. The Company believes that its current liquidity and its Credit Agreement will be adequate to support its current working capital and investment needs. Further expansion beyond 1999 may necessitate revised financing arrangements for the Company.

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

The Company has performed an assessment of its systems in order to identify Y2K issues and has identified its business-critical area of exposure to be: (a) merchandising and financial, (b) point-of-sale, (c) cash management, (d) catalog, (e) warehouse management, and (f) third party relationships. Most of the Company's applications operate on two IBM AS/400 hardware configurations and are "off-the-shelf" packages with modifications and interfaces made by the Company. The Company also relies on personal computers to prepare detailed analysis. The Company believes that by installing the vendor-developed upgrades to the latest versions of its existing systems and re-working its modifications and interfaces, most of the Y2K issues should be corrected. The vendors for the merchandising, general ledger and catalog applications have certified that the updated versions of their systems are Y2K compliant.

                                                    Jos. A. Bank Clothiers, Inc.
                                                     S.E.C. Form 10Q, 10/31/98

The Company expects to install the latest versions of its systems by the middle of 1999 with Y2K testing performed for each application installed. In accordance with this plan, in August, 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance), and expects to finalize the related Y2K testing for these applications early in 1999. The Company has identified certain third parties who supply product to the Company and they do not expect to have any significant disruptions to deliveries as a result of Y2K issues. However, the Company will continue to monitor this situation.

The Company estimates that it will spend approximately $1.0 million (representing a combination of capital and expense) on these upgrades through the end of fiscal 1999, although an exact amount related to Y2K compliance cannot be measured because many of the upgrades include increased functionality as well as Y2K compliance.

Should these efforts not be successful, the Y2K problems could have a material impact on the operations of the Company. Although there is a high level of confidence that these efforts will be successful, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. The Company has not developed a formal contingency plan should any of its critical systems not operate in the Year 2000 and expects to focus on this aspect of the Y2K project in the second half of 1999.

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




PART 2.  OTHER INFORMATION


Item 6.  Exhibits
-----------------

Exhibit 10.15 Employment Agreement, dated August 31, 1998, between J.F. Timothy Carroll and Jos. A. Bank Clothiers, Inc.

Exhibit 27.0    Financial Data Schedule.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C.Form 10-Q 10/31/98

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 1998       Jos. A. Bank Clothiers, Inc.
                               (Registrant)


                               /s/ David E. Ullman
                               -------------------------------------------------
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer