Form 10-K
period 1999-01-30
BANK JOS A CLOTHIERS INC /DE/
filed 1999-04-30
CIK 920033

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999 ("Fiscal 1998").

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

       Title of each class
Common Stock (the "Common Stock") par value $.01 per share

Securities registered pursuant to Section 12(b) of the Act:       None

Rights to purchase units of Series A Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 23, 1999 was approximately $49,649,717.

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 23, 1999 was 6,792,027.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on June 8, 1999 are incorporated by reference into Part III hereof.

Index to the exhibits appears on Pages 14 and 15.

                                     PART I
Item 1.        BUSINESS

General

        Jos. A. Bank Clothiers, Inc., (the "Company"), established in 1905, is a retailer and cataloger of men's tailored and casual clothing and accessories. The Company's products are sold exclusively under the Jos. A. Bank label through its 91 Company-operated retail stores, 4 outlet stores and 10 franchise stores located throughout the Northeast, Midwest, South and Mid-Atlantic regions of the U.S., as well as through the Company's nationwide catalog operations. The Company also initiated an Internet site in 1997 and began to take customer orders through the Internet in August, 1998.

        The Company's products are targeted at the male career professional, and its marketing emphasizes the Jos. A. Bank line of quality tailored and casual clothing and accessories, which is offered at price points typically established at approximately 20% below those of its principal competitors for items of comparable quality. The Company believes that it is able to achieve this pricing advantage for its men's suits, sport coats and pants, primarily by its design capability, and its sourcing leverage.

        In April, 1998, the Company completed the disposition of its remaining manufacturing operations and now sources all of its products through third party vendors. The Company has two principal, wholly-owned subsidiaries, The Joseph A. Bank Mfg. Co., Inc., (the "Manufacturer") and National Tailoring Services, Inc. ("NTS").

History

        Financial and Results of Operations

        On May 10, 1994, the Company sold 2,000,000 shares of its Common Stock for $10.00 per share in connection with an initial registration with the Securities Exchange Commission. The net proceeds of $16,894,000 were used to pay off long-term debt of approximately $8,100,000 and for the opening of new stores.

        During fiscal year 1996, the Company focused on its core men's business after discontinuing its women's business in 1995. Earnings from continuing operations have increased each year since 1995, to $5.9 million ($.85 per share) in 1998 from $2.5 million ($.36 per share) in 1997 and $.7 million ($.10 per share) in 1996. The improved earnings were due primarily to: a) a 44% increase in stores from 72 stores at the beginning of 1996 to 104 stores at the end of 1998, b) increased gross profit resulting from merchandise mix and improved inventory management, c) improved financial position which has reduced debt by $21.0 million in the last three years and d) leverage of selling, general and administrative costs as a result of increased sales volume.

        In fiscal year 1997, the Company decided to eliminate its final manufacturing operations and focus solely on retail operations, resulting in an after-tax charge of $1.8 million from discontinued operations.

Strategy

        The Company's strategy is to further enhance its competitive position in men's proprietary label, updated apparel, and to capitalize on the strength of the Jos. A. Bank name and reputation by offering its customers multiple convenient outlets to purchase product, including its retail stores, catalog, Internet site and Corporate Sales Division.

        Store and Catalog Operations and Growth. The Company's strategy is to operate its stores and catalogs as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores or catalogs. The Company believes that the synergy between its stores and catalogs offers an important convenience to its customers and a competitive advantage to the Company in identifying new store sites and testing new business concepts. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store traffic.

        The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and entering new markets. The Company opened 29 new full-line stores and 3 franchise stores since Spring 1996 and expects to open approximately 30 new stores (excluding relocations) in the next two years. Substantially all of the stores to be opened in the next two to three years will be placed in existing markets which allows the Company to leverage its existing advertising, management, distribution and sourcing infrastructure.

        The Company has developed and refined a new store prototype over the past two years. The prototype consists of a 4,000 square foot store, which compares to an average store size of 8,200 square feet as of the beginning of fiscal year 1997, and an average store size of 6,800 square feet at the end of fiscal year 1998. The Company believes this prototype allows more flexibility to enter markets and effectively reduces its operating expenses. The Company expects that approximately 65% of its stores will be of a size similar to the prototype by the end of fiscal year 2000.

        The growth in the Company's catalog will be generated by new product offerings and increased circulation. In Fall 1999, the Company expects to launch a branded shoe and sportswear catalog which will feature prominent brands such as Cole Haan, Allen Edmonds, Timberland, Johnston & Murphy, Joseph Abboud and others along with the Jos. A. Bank sportswear brand.

        Internet. The Company's success as a cataloger facilitated the development of on-line selling capabilities in August, 1998, providing a worldwide purchasing audience. In early 1999, the Company drew a significant number of new customers to its web site and monthly hits to the site grew to 14,000 from 1,500 just one year ago. To date, Internet sales for early 1999 exceed last year's busiest holiday purchasing months of November and December.

        The Company is establishing solid on-line partnerships that will generate even more exposure for the web site. Through amazon.com's "Shop the Web" feature, customers can compare price points of similar products offered by various retailers and then gain immediate access to the Company's web site. Through a partnership agreement with America Online, Inc. (AOL), the Company's 16 million subscribers can now access the web site directly from AOL's shopping page.

        Corporate Sales. The newest division of Jos. A. Bank, corporate sales, was created in mid-1998. The division capitalizes on the expanding corporate market - purchases made by end user organizations as gifts or incentives to their clients or employees. Corporate sales combines two existing business units, the corporate card program and corporate incentive program, with a new business line, corporate monogrammed services.

Merchandising

        The Company's target customer is a professional man, age 25 to 55, who is well-educated and relatively affluent. The Company's merchandising strategy focuses on achieving an updated classic look with extreme detail for quality materials and workmanship. The Company is a value oriented retailer with price points typically established at approximately 20% below those of its principal competitors for items of comparable quality. The Company's stores offer a distinctive collection of proprietary label, classic career clothing and accessories, as well as casual wear for men, all made exclusively for the Company in predominantly natural fibers. The men's line includes all clothing and accessories necessary to dress the career man from head to toe, including suits, tuxedos, shirts, vests, ties, sport coats, pants, formal wear, overcoats, mufflers, sweaters, belts and braces, socks and underwear.

        The market for classic quality men's clothing is segmented to target men at various points in their careers and the Company has designed special collections to target these segments:

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

        "Corporate Casual and JAB Sportswear" - was created for the man who seeks the same quality for casual attire and leisure wear as for their working lives. Classic sportswear featuring quality, styling, fabric and details comparable to brands which are considerably more expensive. In 1997, the Company signed a five-year agreement with David Leadbetter, a world-renowned golf professional, to produce golf and other apparel under his name and is sold along with other "JAB" Sportswear. In 1998, casual wear (which includes sportcoats, slacks and sportswear) accounted for 35% of the Company's sales.

        The Company believes that its merchandise offerings which range from tuxedos to sportswear, is well positioned to meet the changing trends of dress for its target customer. As the corporate work environment has trended to casual wear, the Company's product offering has been modified to meet the needs of the Jos. A. Bank customer.

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

Design and Purchasing

        The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company's merchandising, buying and planning staffs working in conjunction with contract manufacturers. The merchandising buying staff oversees the development of each product in terms of style, color and fabrication. Because the Company's designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers. The process of creating a new garment begins approximately nine months before the product's expected in-store date. The Company's planning staff is responsible for providing the catalog operations and stores with the correct amount of products at all times.

        The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by effectively designing products, sourcing piece goods and then having merchandise manufactured to its own specifications by contract manufacturers, either domestically or abroad. For example, the Company currently buys quality English and Italian wool for some of its suits and Italian silk for its neckwear, and then has the suits made and neckwear hand sewn by contract manufacturers. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company's competitors. All clothing manufactured for the Company by contract manufacturers must conform to the Company's rigorous specifications with respect to standardized sizing and quality.

        The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any piece goods vendor or contract manufacturer other than those discussed in the "Manufacturing" section. During fiscal 1998, Burlington Industries, Inc., Eighteen International 1981, Ltd., HMS International Fabrics Corp. and Warren Corporation, accounted for over 85% of the piece goods purchased by the Company. The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors and contract manufacturers and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Marketing, Advertising and Promotion

Strategy

        Historically, the Company pursued a traditional or mass marketing approach in support of its retail locations. In 1996, in addition to employing print and radio medias to convey its message, direct mail usage was enhanced to achieve improved marketing efficiency. Core to each campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at price points typically established at approximately 20% below those of its principal competitors for items of comparable quality. The Company has a database of over 2.6 million names of people who have previously made a purchase from either the Company's retail store or catalog or have requested a catalog from the Company. Of these, over 1.2 million individuals have made such purchase or request in the past 24 months. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

        The Company believes that it has strong brand recognition and wants to increase the awareness of its name as a complement to its store opening strategy. In 1997, the Company began allocating a portion of its marketing expenditures to image advertising, with national ads running on CNN Headline News and ESPN. The Company expanded this advertising in 1998, with a focus on image and promotion and is continuing this campaign into 1999.

Product Specific Sales and Promotional Events

        Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. Examples are the trade-in sale whereby a customer receives a fixed dollar amount off the purchase of a suit by "trading-in" an old suit which is donated to charity and the wardrobe and $199 suit sales. These sales are used to complement promotional events and to meet the needs of the customers. These events also include the wardrobe sale and the clearance sales. At the end of each season, the Company stores conduct clearance sales to promote the sale of that season's merchandise.

Corporate Sales Division

        The newest division of Jos. A. Bank, corporate sales, was created in mid-1998. The division capitalizes on the expanding corporate market - purchases made by end user organizations as gifts or incentives to their clients or employees. Corporate sales combines two existing business units, the corporate card program and corporate incentive program, with a new business line, corporate monogrammed clothing.

        Corporate Card

        Organizations and companies can participate in our corporate card program, through which all of their employees receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all stores as well as for catalog purchases. Over 6,700 companies nationally, from privately-owned to large public companies, are now participating in the program. As marketing efforts for the corporate card increase and companies actively promote it as a free benefit to their employees, corporate card sales are expected to grow.

        Apparel Incentive Program

        Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates marketed by major premium/incentive companies through its stores and catalogs.

        Corporate Monogrammed Clothing

        As a recognized high-quality supplier of business and promotional casual wear, we are leveraging our brand awareness and quality reputation to further meet the promotional needs of companies and other organizations. With few high-quality, branded competitors in the decorative services market, we are favorably positioned to offer a full range of options such as reproduction of trademarks, logos and customized monograms on a wide selection of our products including blazers, sweaters, polo shirts, turtlenecks, wind vests and shirts and dress shirts.

Jos. A. Bank Credit Card

        In addition to accepting cash, checks and major credit cards, since 1992 the Company has offered customers its own credit card. The Company pays an independent contractor to administer the Jos. A. Bank credit card and assume all credit risks. Sales through the Jos. A. Bank credit card represented less than 3% of total retail sales in 1998. The Company discontinued the card in early 1999 and does not expect the change to impact sales volume.

Stores

        At April 23, 1999, the Company operated 91 retail stores and 4 outlet stores and had 10 franchise locations in a total of 28 states and the District of Columbia. The following table sets forth the region and market of the stores that were open at such date.

JOS. A. BANK STORES



                             Total #                                                  Total #
Region & Market              Of Stores                      Region & Market           Of Stores
---------------              ---------                      ---------------           ---------
Northeast                                               Minnesota                          2
Connecticut                      3                      Missouri                           1
New York                         9                      Ohio                               4
Massachusetts                    3                      Wisconsin                          1
Rhode Island                     1                                                      -------
                              -----                           Subtotal ...............    20
        Subtotal ...........    16
                                                        South
Mid-Atlantic                                            Alabam                             2 (a)
Delaware                        1                       Florida                            5
New Jersey                      6                       Georgia                            5 (a)
Maryland                        9 (b)                   North Carolina                     6 (a)
Pennsylvania                    5 (b)                   South Carolina                     1
Washington, D.C.                1                       Kentucky                           1
                              -----                     Louisiana                          3 (a)
        Subtotal ...........   22                       Mississippi                        1 (a)
                                                        Tennessee                          3 (a)
West                                                    Texas                             11
Denver, Colorado                2                       Virginia                           7 (b)
                              -----                                                     --------
        Subtotal ...........    2                            Subtotal ..............      45
                                                                                        --------
Midwest
Kansas                          1                               TOTAL                    105
Illinois                        6 (a)
Indiana                         1
Michigan                        4                        (a) Indicates one or more franchise stores.
                                                         (b) Indicates one or more outlet stores.




        Since Spring 1996, the Company has opened 29 new full-line stores and 3 franchise stores. The Company-operated stores are located in a variety of retail settings, including high income shopping areas, malls, specialty village centers and urban locations. Stores in suburban areas are usually not located in malls, but in high-income shopping areas near major malls. In urban locations, stores are generally located in major retail or financial areas. Since the Company believes that its stores are destination stores and that its customers desire convenience, the Company stores are generally most successful in locations that are easily accessible and provide sufficient parking. Thus, when stores are located within a mall, they often have a private entrance to the parking area.

        The Company has developed a standard store design to appeal to the Company's quality-oriented customers while remaining consistent with the Company's value image. The design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. The Company developed this standard design to effect cost savings in the design and construction of new stores. With its 4,000 square feet prototype that has been developed over the last three years, 80% of a store's space is dedicated to selling activities, with the rest allocated to stockroom and other support areas. This compares favorably to existing stores where approximately 65% is dedicated to selling activities. The full-line stores averaged 8,200 square feet at the beginning of fiscal 1997 and averaged 6,800 square feet at the end of fiscal 1998. The newer stores are designed to utilize regional overflow tailor shops which allows the use of smaller tailor shops within each store.

        Each full line store has a tailor shop which provides a range of tailoring services. Substantially all of the tailor shops are owned by the Company as the Company has converted most of its leased shops to Company-owned shops in the past three years. The Company guarantees all the tailoring work and controls the pricing structure used in all stores. In addition, NTS, the Company's wholly-owned tailoring subsidiary, provides alteration services from five locations around the country primarily to the Company's stores and, to a lesser extent, outside retailers. Operating NTS has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to NTS. These overflow shops experience higher productivity as the tailors are not interrupted by store personnel during the course of the day. In every store, the store manager and certain additional staff have been trained to fit tailored clothing for alterations.

        The Company has 10 franchise locations. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of sales. To assure that customers at franchise locations receive the same personalized service offered at Company operated stores, the Company typically requires certain franchisee employees to attend a Company sponsored training program. In addition, franchisees are required to present and sell merchandise according to the Company standardized procedures and to maintain and protect the Company's reputation for high quality, classic clothing. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above cost.

        The Company presently has four outlet stores which are used to liquidate excess merchandise and typically offer first quality products at a reduced price. Because of the classic character of the Company's merchandise and aggressive store clearance promotions, historically the Company has not had significant quantities of merchandise to sell through its outlet stores.

Catalog

        The Company's catalogs offer potential and existing customers convenience in ordering the Company's merchandise. In each of fiscal 1998 and 1997, the Company distributed approximately 7.6 million catalogs, excluding catalogs sent to stores for display and general distribution. In both fiscal 1998 and 1997, catalog sales represented approximately 11% of net sales. The Company divides the year into two merchandise seasons, Spring and Fall, and mails its catalog to active customers as often as every four weeks. Catalog circulation has traditionally included base catalogs offering a representative assortment of the Company's entire range of merchandise.

        Catalogs offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. Catalogs are important tools in communicating our high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. Customers increasingly are becoming more comfortable purchasing traditional business attire through the catalog.

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

        To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system which automatically updates all files, including the Company's customer mailing list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's buyers the next day. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company's order entry and fulfillment systems permit the shipment of most orders the following day. Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as UPS priority.

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

Management Information Systems

        In connection with the millennium and to retain a competitive edge, many of the Company's systems have been updated in the last two years or will be updated in 1999. A thorough review of the impact of these changes is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Manufacturing

        (See Item 2-Description of Properties). In fiscal 1997, the Company manufactured approximately 15% of its merchandise requirements at its two facilities located in Maryland. Prior to the end of fiscal 1997, the Company decided to discontinue its then remaining manufacturing operations and focus on its retailing expertise. (See "Consolidated Financial Statements - Note 24" for a discussion of discontinued manufacturing operations). As of April 18, 1998 (the date of the sale), approximately 370 employees worked at these manufacturing facilities. These employees were transferred to the purchaser of the manufacturing operations (the "Purchaser") and the Company was released from any future obligation to the employees. The Company has agreed to buy certain clothing units from the Purchaser at least through April, 2001, subject to certain conditions and performance criteria.

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

        In general, the Company believes that it maintains its competitive position based not only on its ability to offer its quality career clothing at price points typically established at approximately 20% below those of its principal competitors for items of comparable quality, but also on greater selection of merchandise within the Company's focus on classic career clothing, the quality, consistency and value of the Jos. A. Bank brand, and superior customer service.

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

Employees


        As of April 23, 1999, the Company had 1,150 employees.

        As of April 23 1999, 116 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement, which was extended in 1997, expires on April 30, 2000. The Company believes that union relations are good. During the past 48 years, the Company has had only one work stoppage, which occurred more than 18 years ago. The Company believes that its relations with its non-union employees are also good. A small number of our sales associates are union members.

Item 2. DESCRIPTION OF PROPERTY

        The Company owns its distribution and corporate office facility located in the Maryland area, subject to certain financing liens. (See "Consolidated Financial Statements -- Note 6.") The Company believes that its existing facility are well maintained and in good operating condition. The Company also owns and leases two manufacturing facilities in Maryland. The table below presents certain information relating to the Company's corporate properties as of April 23, 1999:

                                        Gross           Owned/
Location                             Square Feet        Leased              Primary Function
--------                             -----------        ------              ----------------

Hampstead, Maryland..............       210,000          Owned          Corporate offices, distribution center, catalog
                                                                        fulfillment and regional tailoring overflow shop
Baltimore, Maryland.(1)..........       118,000          Owned          Coat and pants sewing plant and central pressing
Baltimore, Maryland.(1)..........        51,000          Leased         Cutting facility


(1) The two properties noted above that are located in Baltimore, MD, were leased or sub-leased in connection with the disposition of the manufacturing operations in April ,1998.

        As of April 23, 1999, the Company had 95 Company-operated stores, including its outlet stores, all of which were leased. The full line stores average 6,800 square feet as of the beginning of fiscal 1999, including selling, storage, tailor shop, and service areas. The full line stores range in size from approximately 2,600 square feet to approximately 18,855 square feet. The leases typically provide for an initial term of between 5 and 10 years, with renewal options permitting the Company to extend the term for between 5 and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than free standing locations, to make contributions toward the common area operating costs. Most of the Company's lease arrangements provide for an increase in annual fixed rental payments during the lease term.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the quarter ended January 30, 1999.

                                    PART II

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Price Range of Common Stock, subsequent to its initial public offering in May 3, 1994.

        The Company's Common Stock trades on The Nasdaq Stock Market ("NASDAQ") under the trading symbol "JOSB". The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock, as reported on NASDAQ. The approximate high and low closing prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.
                        Fiscal 1997         Fiscal 1998
                        High    Low        High     Low
        1st Quarter   $ 4.25   $ 3.50   $  8.38   $ 5.75
        2nd Quarter     4.00     2.94      9.13     6.50
        3rd Quarter     7.50     3.25      8.00     5.88
        4th Quarter     7.00     5.06      8.00     5.88

1st Quarter (through April 23, 1999)    $  8.00   $ 6.00
On April 23, 1999 the closing sale price of the Common Stock was $ 7.31.

        (b)    Holders of Common Stock

               At April 23, 1999, there were 145 holders of record of the Company's Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended January 30, 1999 have been derived from the Company's audited Consolidated Financial Statements. Fiscal year 1995 was a 53-week year and all other years consisted of 52-weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                 Fiscal Year
                                                 ------------------------------------------------------------------------
                                                 1994              1995           1996                 1997          1998
                                                 ----             -----          -----                 ----          ----
                                                                      (in thousands, except per share data)
Consolidated Statements of Income (Loss) Information:
Net Sales:
     Men's                                      $143,465         $143,459          $153,191          $172,174       $187,163
     Women's                                      32,589           25,908                --                --             --
                                                --------         --------          --------          --------       --------
Net Sales (a)                                    176,054          169,367           153,191           172,174        187,163
Cost of goods sold                                94,199          100,589            82,598            92,001         96,281
                                                --------         --------          --------          --------       --------
Gross profit                                      81,855           68,778            70,593            80,173         90,882
Operating Expenses:
     General and administrative                   16,490           17,326            16,374            17,695         18,806
     Sales and marketing                          59,375           63,013            50,924            55,609         62,249
     Store opening costs                           1,025               --               229               301            617
     Store repositioning costs                        --            3,500 (b)            --                --             --
                                                --------         --------          --------          --------       --------
Total operating expenses                          76,890           83,839            67,527            73,605         81,672
                                                --------         --------          --------          --------       --------
Operating income (loss)                            4,965          (15,061)            3,066             6,568          9,210
Interest expense, net                             (2,430)          (3,444)           (1,946)           (2,501)        (1,762)
                                                --------         --------          --------          --------       --------
Income (loss) from continuing operations
     before income taxes                           2,535          (18,505)            1,120             4,067          7,448
(Provision) benefit for income taxes                (989)           5,640              (437)           (1,590)        (1,539)(d)
                                                --------         --------          --------          --------       --------
Income (loss) from continuing
     operations                                    1,546          (12,865)              683             2,477          5,909
Loss on disposal of manufacturing
     operations, net of tax (c)                       --               --                --            (1,512)            --
Loss from discontinued operations,
     net of tax (c)                                (199)             (321)             (432)             (266)           (51)
                                                --------         --------          --------          --------       --------
Net income (loss)                               $  1,347         $(13,186)(a)      $    251           $   699        $ 5,858 (d)
                                                --------         --------          --------          --------       --------
Per Share Information (Diluted):
Income (loss) from continuing
     operations                                 $   0.25         $  (1.89)         $   0.10           $  0.36        $  0.85 (d)
Loss on disposal of manufacturing
     operations                                       --               --                --             (0.22)             --
Loss from discontinued operations                  (0.03)           (0.05)            (0.06)            (0.04)          (0.01)
                                                --------         --------          --------          --------       --------
Net income (loss) per share                     $   0.22         $  (1.94)         $   0.04           $  0.10        $   0.84
                                                --------         --------          --------          --------       --------
Weighted average number of
     shares outstanding (diluted)                  6,241            6,790             6,824             6,864           6,976
Balance Sheet Information (As of End
 of Fiscal Year):
Working capital                                 $ 45,089         $ 35,722          $ 28,989           $26,142        $ 27,062
Total assets                                     100,403           89,190            79,604            77,144          82,515
Total debt                                        23,943           30,220            18,415            12,999           9,177
Total long-term obligations (including debt)      27,914           33,373            21,472            15,105          11,808
Shareholder's equity                              48,631           35,445            35,699            36,391          42,313


(a) In 1995, the Company discontinued its women's product line to concentrate solely on its men's business.
(b) In fiscal 1995, the Company recorded an expense of $3.5 million related to the early adoption of Statement of Financial Accounting Standards No. 121 (regarding the impairment of long-lived assets) and costs to exit certain leases and reposition stores.
(c) Represents disposal of manufacturing operations in 1997. All years presented herein have been restated to reflect this discontinued operation.
(d) Includes a benefit of $1,365 or $.20 per share related to the reversal of a valuation allowance which had been recorded in 1995 related to tax net operating losses.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company's income from continuing operations increased to $5.9 million or $.85 per share in fiscal year 1998 from $2.5 million or $.36 per share in fiscal year 1997. This improved profitability was driven by an 8.7% increase in sales compared to 1997 and strong margins in all product categories resulting from merchandising mix and improved inventory management. While the Company's comparable store sales were even with 1997, gross profit increased $2.7 million in the comparable stores, thus generating increased profitability compared to 1997.

        The Company opened 17 new stores in 1998 and has opened 32 new stores since Spring 1996 (mostly in existing markets) which has temporarily slowed comparable store growth. The Company plans to open approximately 30 new stores (excluding relocations) over the next two years, an increase to the existing store base of approximately 29%. The increased store base has provided the Company with greater leverage of its expenses such as advertising, marketing, distribution and sourcing infrastructure.

        In the past two years, the Company has developed, opened and refined a 4,000 square foot prototype store which is significantly smaller than its average stores and which allows for increased market opportunity for new stores and for greater efficiencies in the stores. The Company believes these stores offer customers greater convenience while allowing the Company to maintain proper levels of quality merchandise.

        The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, has increased to $28.7 million at April 23, 1999 compared to $25.9 million at the same time in 1998.

Results of Operations

        The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.

                                                            Percentage Of Net Sales
                                                                Fiscal Years
                                                           1996       1997       1998
                                                           ----       ----       ----
Net Sales                                                  100.0%    100.0%    100.0%
Cost of goods sold                                          53.9      53.4      51.4

Gross profit                                                46.1      46.6      48.6
General and administrative expenses                         10.7      10.3      10.0
Sales and marketing expenses                                33.3      32.3      33.3
Store opening costs                                          0.1       0.2       0.3

Operating income                                             2.0       3.8       4.9
Interest expense, net                                       (1.3)     (1.5)     (0.9)

Income  from continuing operations before income taxes       0.7       2.3       4.0
Income taxes                                                (0.3)     (0.9)     (0.8)

Income  from continuing operations, net of tax               0.4       1.4       3.2
Loss from discontinued operations, net of tax               (0.2)     (1.0)     (0.1)
Net income                                                   0.2%      0.4%      3.1%


Fiscal 1998 Compared to Fiscal 1997

  Net Sales - Net sales increased $15.0 million or 8.7% to $187.2 million in fiscal 1998 from $172.2 million in fiscal 1997. The increase in net sales was provided primarily by the opening of 32 new stores since Spring of 1996.

  Gross Profit - Gross profit as a percent of sales increased 2.0 percentage points to 48.6% from 46.6% due primarily to continued increases in sales of higher quality products and improved inventory management resulting in reduced markdowns.

  General and Administrative Expenses - General and administrative expenses continued to decline as a percent of sales to 10.0% in fiscal 1998 from 10.3% and 10.7% in fiscal years 1996 and 1997, respectively, as the Company is able to leverage its overhead while opening new stores. Total general and administrative expenses increased to $18.8 million in 1998 from $17.7 million in 1997. This increase was due primarily to higher personnel and travel costs related to Company growth.

  Sales and Marketing Expenses - Sales and marketing expenses increased $6.6 million to $62.2 million in fiscal 1998 from $55.6 million in fiscal 1997. Nearly all of this increase was from costs associated with new stores (stores which were open less than 24 months as of January, 1998). The Company expects these costs to decrease as a percent of sales in the future as the new stores mature.

  Store Opening Costs - Store opening expenses, which include direct incremental costs incurred to open new stores, increased in 1998 compared to 1997 as a result of opening 17 new stores in 1998 compared to opening 9 new stores in 1997.

  Interest Expense - Interest expense decreased $.7 million to $1.8 million in fiscal 1998 from $2.5 million in 1997. This improvement was due primarily to lower average borrowing on the Wells Fargo credit facility and lower interest rates in fiscal 1998 compared to fiscal 1997. The Company's borrowing rates may vary in the future depending upon prime and LIBOR rate fluctuations.

  Income Taxes - At January 30, 1999, the Company had approximately $6.0 million of tax net operating loss carryforwards ("NOL's") which expire in 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs. As of the beginning of the fiscal year 1998, the Company had a deferred tax asset of $4.6 million related to NOLs and an offsetting valuation allowance of approximately $1.4 million. Management has determined, based on the Company's recent history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize all of the NOLs prior to their expiration. Accordingly, during the third quarter of 1998, the Company eliminated the $1.4 million valuation reserve.

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

  Gross Profit - Gross profit as a percentage of net sales increased to 46.6% in fiscal 1997 from 46.1% in fiscal 1996 due primarily to an increase in sales of higher quality products and better inventory management resulting in fewer markdowns. The Company has strategically liquidated its inventories during the year, resulting in improved inventory aging compared to the prior year.

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

Liquidity and Capital Resources

        The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, has increased to $28.7 million at April 23, 1999 compared to $25.9 million at the same time in 1998. The Company's availability at April 23, 1999 has increased compared to the same time in 1998 principally by improved operating results.

        The following table summarizes the Company's sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:
                                    Years Ended
                                --------------------
                                Jan. 31,    Jan. 30,
                                 1998        1999
                                ------     ---------
Cash provided by (used in):
Operating activities            $ 9,910    $ 9,484
Investing activities             (4,056)    (6,319)
Financing activities             (5,432)    (3,817)
Discontinued operations            (577)       836

Net (decrease) increase  in
  cash and  cash equivalents    $  (155)   $   184

        Cash provided by the Company's operating activities (net) was due primarily to improved operating results and the use of tax net operating losses to reduce tax payments. Cash used in investing activities relates primarily to leasehold improvements in new, renovated and relocated stores. The Company spent approximately $6.3 million on capital expenditures in fiscal year 1998 primarily for the buildout of new, renovated and relocated stores and to upgrade its distribution center to accommodate up to 140 stores. Cash used in financing activities represents primarily repayments of the revolving loan under the Credit Agreement.

        The Company expects to spend between $8.0 and $8.5 million on capital expenditures in 1999, primarily to open between 12 and 15 new stores, to relocate, downsize or renovate at least ten stores and to install a new point-of-sale system. The store expansion program is being financed through operations, the Credit Agreement and fixture leasing arrangements. The Company expects to open approximately 30 additional stores (excluding relocations) in the next two years, mostly in existing markets. The Company believes that its existing markets can support these additional stores which will provide additional leverage for its management, distribution, advertising and sourcing infrastructure. To support this growth, the

Company is upgrading certain information systems and its existing distribution center. The Company believes that its current liquidity and its Credit Agreement will be adequate to support its current working capital and investment needs. Further expansion beyond 1999 may necessitate revised financing arrangements for the Company.

        The Company expects to devote significant efforts in 1999 to ensure that its business-critical systems are "Year 2000 compliant". The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to accurately interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

        The Company has performed an assessment of its systems in order to identify Y2K issues and has identified its business-critical area of exposure to be: (a) merchandising and financial, (b) point-of-sale (POS), (c) cash management, (d) catalog, (e) warehouse management, and (f) third party relationships. Most of the Company's applications operate on two IBM AS/400 hardware configurations and are "off-the-shelf" packages with modifications and interfaces made by the Company. The Company also relies on personal computers to prepare detailed analysis. The Company believes that by installing the vendor-developed upgrades to the latest versions of its existing systems and re-working its modifications and interfaces, most of the Y2K issues should be corrected. The vendors for the merchandising, general ledger and catalog applications have certified that the updated versions of their systems are Y2K complaint.

        The Company expects to complete the installation of the latest versions of its systems by the middle of 1999 with Y2K testing performed for each application installed. In accordance with this plan, in August, 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance), and expects to finalize the related Y2K testing for these applications in the first half of 1999. The Company expects to complete the upgrade of its catalog system in May, 1999 with Y2K testing performed thereafter. The Company's existing POS system is Y2K complaint. However, to improve customer service and customer database management, the Company is replacing its current POS system with installation of the base system expected to be completed in August, 1999. The Company has identified certain third parties who supply product to the Company and they do not expect to have any significant disruptions to deliveries as a result of Y2K issues. However the Company will continue to monitor this situation.

        The Company has also reviewed its less critical and non-Information Technology areas such as their personal computers and related software, security and phone systems, etc., and has determined that these items are substantially Y2K compliant and does not anticipate any major disruptions.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At January 30, 1999, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed in Item 14(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information included under the captions "Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission (the "Proxy Statement") are incorporated herein by reference.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

               (a) The following Financial Statements of Jos. A. Bank Clothiers, Inc., the notes thereto, and the related reports thereon of the independent public accountants are filed under Item 8 of this report:


1. Financial Statements                                                                      Page
                                                                                             ----
              Report of Independent Public Accountants                                        F

              Consolidated Balance Sheets as of January 31, 1998 and January 30,
              1999                                                                            F-1

              Consolidated Statements of Income for the Years Ended February 1,
              1997, January 31, 1998 and January 30, 1999                                     F-2

              Consolidated Statements of Shareholders' Equity for the Years
              Ended February 1, 1997, January 31, 1998 and January 30, 1999                   F-3

              Consolidated Statements of Cash Flows for the Years Ended February
              1, 1997, January 31, 1998 and January 30, 1999                                  F-4

              Notes to Consolidated Financial Statements                                      F-5


2.      Financial Statement Schedules

               All required information is included within the Consolidated Financial Statements and the notes thereto.

               (b)    Forms 8-K
                      - Item 5 - Other events - Press release stating the Company's intention to complete a long term supply agreement with MS Pietrafesa LP.

               (c)    Exhibits

3.1       --Restated Certificate of Incorporation of the Company.* ......................................
3.2       --By-laws of the Company, together with all amendments thereto.* ..............................
4.1       --Form of Common Stock certificate.* ..........................................................
4.2       --Amended and Restated Stockholders Agreement, dated as of January 29,
            1994, among the parties named therein.* .....................................................
4.3       --Rights Agreement dated as of September 19, 1997***** ........................................
4.4       --Certificate of Designation governing the Company's Series A
            Preferred Stock***** ........................................................................
10.1      --1994 Incentive Plan*.........................................................................
10.1(a)   --Amendments to Incentive Plan dated as of October 6, 1997, ****** ............................
10.4(f)   --Fourth Amended and Restated Credit Agreement, April 30, 1996, by and
            among the Company, Wells Fargo Bank, N.A. *** ...............................................
10.5(c)   --Amended and Restated Employment Agreement, dated as of September 19,
            1997, between Timothy F. Finley and Jos. A. Bank Clothiers, Inc.,
            ****** ......................................................................................
10.7(a)   --Amended and Restated Employment Agreement, dated as of September 19,
            1997, between Frank Tworecke and Jos. A. Bank Clothiers, Inc., ****** .......................
10.7(b)   --Amendment to the Employment Agreement dated February 9, 1999 between
            Frank Tworecke and Jos. A. Bank Clothiers, Inc., filed herewith .............................
10.8(a)   --Amended and Restated Employment Agreement, dated as of September 19,
            1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc., ****** ......................
10.9      --Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust
            Agreement as amended and restated effective April 1, 1994.**** ..............................
10.10     --Collective Bargaining Agreement between Retail Employees Union Local
            340, Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos.
            A. Bank Clothiers, Inc.**** .................................................................
10.11     --Union Agreement, dated May 1, 1995, by and between Joseph A. Bank
            Mfg. Co., Inc. and Baltimore Regional Joint Board, Amalgamated
            Clothing and Textile Workers Union (also known as U.N.I.T.E.).**** ..........................
10.12     --Employment Agreement, dated September 19, 1997, between Gary W.
            Cejka and Jos. A. Bank Clothiers, Inc., ****** ..............................................
10.13     --Employment Agreement, dated September 19, 1997, between Charles D.
            Frazer and Jos. A. Bank Clothiers, Inc., ****** .............................................
10.13a    --Amendment to the Employment Agreement dated February 14, 1999 between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., filed herewith ....................................................................................
10.15     --Employment Agreement dated August 31, 1998 between J.F. Timothy
            Carroll and Jos. A. Bank Clothiers, Inc., filed herewith ....................................
21.1a     --Company subsidiaries, ******.................................................................
27.0      --Financial data schedule, filed herewith .....................................................

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 3, 1994.
** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
***** Incorporated by reference to the Company's Form 8-K dated September 19, 1997.
****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

        Pursuant to the requirements Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on April 23, 1999.

                          JOS. A. BANK CLOTHIERS, INC.
                                  (registrant)
                           By: /s/: Timothy F. Finley
                               TIMOTHY F. FINLEY
               CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

NAME                                      TITLE                                                    DATE
----                                      -----                                                    ----
  /s/: Timothy F. Finley            Director, Chairman of the Board and Chief
                                    Executive Officer (Principal Executive Officer)           April 23, 1999


  /s/: Frank Tworecke               President and Chief Operating Officer                     April 23, 1999


  /s/: David E. Ullman              Executive Vice President, Chief Financial and             April 23, 1999
                                    Administrative Officer


  /s/: Thomas E. Polley             Vice President - Treasurer (Principal
                                    Accounting Officer)                                       April 23, 1999


  /s/: Robert B. Bank               Director                                                  April 23, 1999


  /s/: Andrew A. Giordano           Director                                                  April 23, 1999


  /s/: Gary S. Gladstein            Director                                                  April 23, 1999


  /s/: Peter V. Handal              Director                                                  April 23, 1999


  /s/: David A. Preiser             Director                                                  April 23, 1999


 /s/: Robert N. Wildrick            Director                                                  April 23, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1998 and January 30, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended February 1, 1997, January 31, 1998 and January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 31, 1998 and January 30, 1999, and the results of their operations and their cash flows for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, in conformity with generally accepted accounting principles.




Arthur Andersen LLP sig appears here



Baltimore, Maryland
March 2, 1999


                                       F

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 31, 1998 AND JANUARY 30, 1999
                    (In Thousands, Except Share Information)

ASSETS


                                                    Jan. 31, 1998        JAN. 30, 1999
--------------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents                                 $ 564                 $ 748
Accounts receivable                                       2,737                 2,808
Inventories                                              40,114                44,828
Prepaid expenses and other current assets                 4,338                 4,189
Deferred income taxes                                     4,030                 2,883
--------------------------------------------------------------------------------------
Total current assets                                     51,783                55,456

NONCURRENT ASSETS:
Property, plant and equipment, net                       22,107                24,547
Other noncurrent assets, net                                791                   512
Deferred income taxes                                     1,680                 2,000
Net noncurrent assets of discontinued operations            783                    --
--------------------------------------------------------------------------------------
Total assets                                           $ 77,144              $ 82,515
--------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       $ 13,319              $ 14,012
Accrued expenses                                          9,774                12,504
Current portion of long-term debt                         1,448                 1,111
Current portion of pension termination liability            437                    --
Net current liabilities of discontinued operations          663                   767
--------------------------------------------------------------------------------------
Total current liabilities                                25,641                28,394

NONCURRENT LIABILITIES:
Long-term debt                                           11,551                 8,066
Deferred rent                                             3,474                 3,662
Pension liability                                            80                    80
--------------------------------------------------------------------------------------
Total liabilities                                        40,746                40,202
--------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par, 20,000,000 shares authorized,
7,000,567 issued and 6,791,152 outstanding as of
January 31, 1998 and 6,792,027 outstanding as of             70                    70
January 30, 1999
Preferred stock, $1.00 par, 500,000 shares authorized,
none issued or outstanding                                   --                    --
Additional paid-in capital                               56,336                56,393
Accumulated deficit                                     (18,088)              (12,230)
Less 209,415 as of January 31, 1998 and 208,540
as of January 30, 1999 shares of common stock held       (1,920)               (1,920)
in treasury, at cost
--------------------------------------------------------------------------------------
Total shareholders' equity                               36,398                42,313
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $ 77,144              $ 82,515
--------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated balance sheets.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
  FOR THE YEARS ENDED FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30, 1999
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                            Years Ended
--------------------------------------------------------------------------------------
                                              Feb. 1, 1997  Jan. 31, 1998  Jan. 30, 1999
--------------------------------------------------------------------------------------
NET SALES                                       $ 153,191    $ 172,174      $ 187,163
COST OF GOODS SOLD                                 82,598       92,001         96,281
--------------------------------------------------------------------------------------
Gross Profit                                       70,593       80,173         90,882
--------------------------------------------------------------------------------------
OPERATING EXPENSES:
General and administrative                         16,374       17,695         18,806
Sales and marketing                                50,924       55,609         62,249
Store opening costs                                   229          301            617
--------------------------------------------------------------------------------------
Total operating expenses                           67,527       73,605         81,672
--------------------------------------------------------------------------------------
OPERATING INCOME                                    3,066        6,568          9,210

Interest expense, net                              (1,946)      (2,501)        (1,762)
--------------------------------------------------------------------------------------
Income from continuing operations
before provision for income taxes                   1,120        4,067          7,448

Provision for income taxes                           (437)      (1,590)        (1,539)
--------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                     683        2,477          5,909

Discontinued operations, net of tax:
Loss on disposal of manufacturing operations           --       (1,512)            --
Loss from discontinued operations                    (432)        (266)           (51)
--------------------------------------------------------------------------------------
Net income                                          $ 251        $ 699        $ 5,858
--------------------------------------------------------------------------------------

EARNINGS PER SHARE:

Income from continuing operations:
Basic                                              $ 0.10       $ 0.36         $ 0.87
Diluted                                            $ 0.10       $ 0.36         $ 0.85

Discontinued operations (net of tax):
Basic                                             $ (0.06)     $ (0.26)       $ (0.01)
Diluted                                           $ (0.06)     $ (0.26)       $ (0.01)

Net income:
Basic                                              $ 0.04       $ 0.10         $ 0.86
Diluted                                            $ 0.04       $ 0.10         $ 0.84

Weighted average shares outstanding:
Basic                                               6,790        6,791          6,791
Diluted                                             6,824        6,864          6,976



The accompanying notes are an integral part of these consolidated statements.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEARS ENDED FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30, 1999
                                 (In Thousands)



                                          Additional                          Total
                                  Common   Paid-In  Accumulated Treasury  Shareholders'
                                  Stock    Capital    Deficit     Stock      Equity
----------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 1996            $ 70  $ 56,333   $ (19,038) $ (1,920)     $ 35,445
Net income                             --        --         251        --           251

Net proceeds from issuance of
common stock (1,000 shares)
pursuant to Incentive Option Plan      --         3          --        --             3

----------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 1997              70    56,336     (18,787)   (1,920)       35,699
----------------------------------------------------------------------------------------

Net income                             --        --         699        --           699

----------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1998              70    56,336     (18,088)   (1,920)       36,398
----------------------------------------------------------------------------------------

Net income                             --        --       5,858        --         5,858

Net proceeds from issuance of
common stock (875 shares)
pursuant to Incentive Option Plan      --         5          --        --             5

Stock based compensation               --        52          --        --            52

----------------------------------------------------------------------------------------
BALANCE, JANUARY 30, 1999            $ 70  $ 56,393   $ (12,230) $ (1,920)     $ 42,313
----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED FEBRUARY 1, 1997, JANUARY 31, 1998 AND JANUARY 30, 1999
                                 (In Thousands)

                                                                 Years Ended
--------------------------------------------------------------------------------------------
                                                  Feb. 1, 1997  Jan. 31, 1998 JAN. 30, 1999
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 251         $ 699         $ 5,858
Loss from discontinued operations                         432           266              51
Loss on disposal of manufacturing operations               --         1,512              --
--------------------------------------------------------------------------------------------

Income from continuing operations                         683         2,477           5,909
Adjustments to reconcile net income
to net cash provided by operating
activities:
Deferred tax expense                                    3,884         1,573             827
Depreciation and amortization                           3,645         3,581           4,105
(Gain) loss on disposition of assets                      (25)            2              --
Stock based compensation                                   --            --              52
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                780           349             (71)
(Increase) decrease in inventories                      2,394          (546)         (4,714)
(increase) decrease in prepaid expenses and
other current assets                                     (481)          511             149
(Increase) decrease in other noncurrent assets            101           248              53
Increase in accounts payable                            3,338         1,192             693
Decrease in long-term pension liability                  (730)         (803)           (437)
Increase in accrued expenses                              196         1,070           2,730
Increase in deferred rent                                 134           256             188
--------------------------------------------------------------------------------------------
Net cash provided by operating
activities of continuing operations                    13,919         9,910           9,484
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (2,137)       (4,056)         (6,319)
Proceeds from disposal of assets                          779            --              --
--------------------------------------------------------------------------------------------
Net cash used in investing activities of
continuing operations                                  (1,358)       (4,056)         (6,319)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement              29,786        36,505          36,549
Repayment of borrowings under revolving loan agreement(40,680)      (42,419)        (40,329)
Borrowing of other long-term debt                          --           833             277
Repayment of other long-term debt                        (911)         (335)           (319)
Principal payments under capital lease obligations       (183)          (16)             --
Payments related to debt financing                       (142)           --              --
Net proceeds from issuance of common stock                  3            --               5
--------------------------------------------------------------------------------------------
Net cash used in financing activities
of continuing operations                              (12,127)       (5,432)         (3,817)
--------------------------------------------------------------------------------------------
Net cash (used in) provided by discontinued operations   (359)         (577)            836
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       75          (155)            184

CASH AND CASH EQUIVALENTS, beginning of year              644           719             564
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                  $ 719         $ 564           $ 748
--------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FEBRUARY 1, 1997, JANUARY 31, 1998 and JANUARY 30, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business - Jos. A. Bank Clothiers, Inc. ("Clothiers") is a nationwide retailer of classic men's clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

Fiscal Year - The Company maintains its accounts on a fifty-two / fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 1, 1997 (fiscal 1996), January 31, 1998 (fiscal 1997) and January 30, 1999 (fiscal 1998), each contained fifty-two weeks.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Clothiers and its wholly-owned subsidiaries, The Joseph A. Bank Mfg. Co., Inc. and National Tailoring Services, Inc. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents include overnight investments.

Supplemental Cash Flow Information - Interest and income taxes paid were as follows (in thousands):

                               Years Ended
                    -------------------------------
                     Feb. 1,    Jan. 31,  Jan. 30,
                      1997        1998      1999
                    --------   ---------  --------

Interest paid       $   2,784   $ 2,181   $ 1,462
Income taxes paid         100       101       252

Inventories - Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with getting its merchandise to the point of sale.

Catalogs and Promotional Materials - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At January 31, 1998 and January 30, 1999, prepaid catalog and promotional materials were approximately $1,726,000 and $1,400,000, respectively, representing expenditures for the applicable subsequent spring catalog.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                             Estimated
        Asset Class                         Useful Lives
        -----------                         ------------
        Buildings                           25 years
        Equipment                           3-10 years
        Furniture and fixtures              10 years
        Leasehold improvements              Initial term of
                                            lease, not to
                                            exceed 10 years

Other Noncurrent Assets - Other noncurrent assets includes deferred financing costs of $282,000 and $57,000 as of January 31, 1998 and January 30, 1999, respectively. Deferred financing costs were incurred in connection with the Company's bank credit agreement described in Note 6 and are being amortized as additional interest expense over the remaining term of the agreement using the effective interest method. Other noncurrent assets also include $427,000 and $375,000 of notes receivable as of January 31, 1998 and January 30, 1999, respectively.

Fair Value of Financial Instruments - For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Franchise Revenue Recognition - Initial franchise fees for a store are generally recognized as revenue when the Company has provided substantially all the initial franchise services. Inventory sales (and cost of sales) to the franchisees are recognized when the inventory is shipped. Monthly franchise fees are recorded when earned under the franchise agreements.

Lease Expense - The Company records lease expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 -- Accounting for Leases. As such, rent expense on leases is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are reflected as "deferred rent" in the accompanying Consolidated Balance Sheets.

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

Earnings Per Share - During 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The Company has adopted SFAS No. 128 and restated earnings per share data presented to reflect the new standard. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 are as follows:


                                         1996       1997        1998
                                         ----       ----        ----
Weighted average shares
 outstanding for basic EPS               6,790      6,791      6,791

Diluted EPS:
Dilutive effect of
  common stock equivalents                  34         73        185

Weighted average shares
 outstanding for diluted
 EPS                                     6,824      6,864      6,976

Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

New Accounting Standards - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. There was no impact of the adoption of SFAS No. 130 on the Company's financial statements.

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 13 for disclosures on segment reporting.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. See Note 8 for disclosures of pension and other post-retirement benefits.

2.      DISCONTINUED OPERATIONS:

In January, 1998 (fiscal 1997), the Company formalized a plan to dispose of its manufacturing operations. Accordingly, the consolidated financial statements have been restated to reflect the disposition of the manufacturing operations as discontinued operations. The revenues, costs and expenses, assets and liabilities, and cash flows of the manufacturing operations have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and the related footnotes included herein.

In April, 1998, the Company entered into an agreement which included the disposition of the Company's manufacturing operations. Based upon the agreement, an estimated loss on disposal of $2,479,000 was reported net of an income tax benefit of $967,000, for an after-tax loss of $1,512,000 for fiscal 1997. In addition, losses from operations have been reflected for each year presented.

Summarized financial information for the discontinued operations is as follows (in thousands):

                              Feb. 1,   Jan.31,     Jan. 30,
                               1997       1998       1999
                              ------    -------     -------
Loss before income taxes     $  (708)   $  (374)   $   (84)
Net loss                     $  (432)   $  (266)   $   (51)
                             -------    -------    -------
Current assets                          $ 3,839    $ 1,159
Less current liabilities                  4,502      1,926
                             -------    -------    -------
Net current liabilities                 $  (663)   $  (767)
                             -------    -------    -------

Noncurrent assets                       $ 1,028    $   241
Noncurrent liabilities                      245        241
                             -------    -------    -------
Net noncurrent assets                   $   783    $   --
                             -------    -------    -------

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation other than external sales of $1,867,000, $0 and $0 for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, respectively.

Net current and noncurrent assets/liabilities of discontinued operations noted above include receivables, inventories, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

3.      INVENTORIES:

Inventories at January 31, 1998 and January 30, 1999, consist of the following (in thousands):

                         Jan. 31, 1998       Jan. 30, 1999
                         -------------       -------------
        Finished goods     $ 33,120             $ 39,650
        Raw materials         6,994                5,178
                           --------             --------
           Total           $ 40,114             $ 44,828
                           --------             --------

4.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at January 31, 1998 and January 30, 1999, consists of the following (in thousands):

                         Jan. 31, 1998    Jan. 30, 1999
Land                       $    475       $    475
 Buildings and
        improvements         29,318         32,059
 Equipment,
        furniture and
        fixtures             17,132         19,245
                            -------        -------
                             46,925         51,779
 Less: Accumulated
        depreciation and
        amortization        (24,818)       (27,232)
                            -------        -------

 Property, plant and
        equipment, net     $ 22,107       $ 24,547
                            -------        -------


5.      ACCRUED EXPENSES:

Accrued expenses at January 31, 1998 and January 30, 1999, consists of the following (in thousands):

                         Jan. 31, 1998 Jan. 30, 1999
   Accrued compensation
    and benefits           $  3,581      $ 5,007
   Accrued advertising        1,776        1,216
   Gift certificate
    payable                   1,184        1,899
   Other accrued expenses     3,233        4,382
                            -------      -------
Total                       $ 9,774      $12,504
                            -------      -------

Other accrued expenses consist primarily of liabilities related to interest, sales taxes, property taxes, customer deposits, and percentage rent.

6. LONG-TERM DEBT:

Long-term debt at January 31, 1998 and January 30, 1999, consists of the following (in thousands):

                                        Jan. 31,         Jan. 30,
                                          1998             1999
                                        --------         --------
Bank credit agreement-
    Borrowings under
    long-term revolving
    loan agreement, including
    term portion                        $   12,096       $8,316
Notes related to lease-
   hold improvements,
   interest at 2% plus
   prime, 9.4%, 9.9% and 11.0%,
   respectively, payable in
   monthly  installments
   through February 1, 2003                  824            828
Notes related to
    building improvements,
     interest at 12% payable in
     monthly installments through
     June 10, 2000                            18             11
Mortgage payable,
    interest at 3%, payable
    in monthly installments
    through September 1,
    1999; secured by related
     land and building                        61             22
                                        --------        -------
    Total debt                            12,999          9,177

     Less:  Current maturities             1,448          1,111
                                        --------        -------
     Long-term debt                     $ 11,551        $ 8,066
                                        --------        -------

Bank Credit Agreement - The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and real estate and equipment values. In September, 1997, the Company extended the Credit Agreement to April, 2001. The amended Credit Agreement changed the maximum borrowing under the facility to approximately $43,000,000 including a new term loan facility of $4,000,000 payable in monthly installments based on a five-year amortization with any outstanding balance due in April 2001. The Credit Agreement also includes a) financial covenants concerning net worth, EBITDA coverage and working capital, among others, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The Company is in compliance with all loan covenants. Interest rates under the amended agreement range from prime to prime plus 2.0% or LIBOR plus 2.0% to LIBOR plus 4.0%, depending upon financial performance. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance.

As of January 31, 1998 and January 30, 1999, the Company's availability in excess of outstanding borrowings under the formula was $24,019,000 and $28,732,000, respectively. Substantially all assets of the Company are collateralized under the Credit Agreement.

During the years ended January 31, 1998 and January 30, 1999, borrowings under the Credit Agreement bore interest ranging from prime to prime plus .75% or LIBOR plus 2.0% to LIBOR plus 2.75%. Amounts outstanding under the Credit Agreement as of January 30, 1999, bear interest at rates ranging from 7.75% to 8.5% which may vary in the future depending upon prime and LIBOR rate fluctuations.

The average daily outstanding balance under the Credit Agreement for the fiscal years ended January 31, 1998 and January 30, 1999 were $19,506,000 and $12,474,000, respectively. The highest month end outstanding balance under the Credit Agreement for the fiscal years ended January 31, 1998 and January 30, 1999 were $27,433,000 and $18,657,000, respectively. In addition to borrowings under the Credit Agreement, the Company has issued a letter of credit of $400,000 at January 30, 1999, to secure the payment of rent.

The aggregate maturities of the Company's long-term debt as of January 30, 1999, are as follows: year ending 2000-$1,111,000; 2001-$994,000; 2002-$6,891,000 and
2003-$181,000.

7.      COMMITMENTS AND CONTINGENCIES:

Litigation - Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the net assets of the Company or the accompanying consolidated financial statements taken as a whole.

Employment Agreements - The Company has employment agreements with certain of its executives expiring in 2000, aggregating base compensation of $1,984,000 (not including annual adjustments) over the term. These executives would also be entitled to severance of approximately $2,837,000 (not including annual adjustments) if terminated without cause or if the executive left the Company for cause (as defined). The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $925,000, $1,393,000 and $1,885,000 in incentive payments in fiscal years 1996, 1997 and 1998, respectively.

Lease Obligations - The Company has numerous noncancelable operating leases for retail stores, certain office space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments under noncancelable operating leases at January 30, 1999, are as follows (in thousands):

        Year Ending                Amount
        -----------                ------
        2000                       $12,803
        2001                        11,529
        2002                        10,729
        2003                        10,036
        2004                         9,519
        2005 and thereafter         27,410
                                   -------
        Total                      $82,026
                                   -------
The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals and net of sublease payments received, was $10,224,000, $11,364,000 and $12,839,000 for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, respectively. Minimum rentals were $9,986,000, $11,049,000 and $12,435,000, respectively. Contingent rentals, which are based on a percentage of sales, approximated $395,000, $389,000 and $423,000, respectively. Additionally, sublease payments received approximated $157,000, $74,000 and $19,000, respectively.

Inventories - The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. The Company has committed to a substantial portion of its purchases for fiscal 1999 and has also committed to approximately 15% to 20% of its purchases for fiscal 2000 and 2001.

Other - During fiscal 1997, the Company signed a five-year agreement with David Leadbetter, a golf professional, to produce golf and other apparel under his name. Payments are based on sales volumes. The minimum annual commitment under this agreement is $150,000.

8.      BENEFIT PLANS:

Multi-Employer Pension Plan - Through the year ended January 29, 1994, the Company's employees, covered by a collective bargaining agreement, participated in plans with pension and post-retirement benefits administered by the national and local Union of Needletrades Industrial & Textile Employees. The Company made contributions to the plans in accordance with the collective bargaining agreement.

During the year ended January 29, 1994, the Company's Board of Directors and management decided to terminate the Company's participation in the multi-employer pension plan at a cost of $3.3 million which was recorded in fiscal 1993. The related liability was repaid in installments over four years through October, 1998.

Defined Benefit Pension & Post-Retirement Plans - In connection with the above termination, the Company adopted a new noncontributory defined benefit pension plan and a new post-retirement benefit plan to cover the above-mentioned union employees with equivalent benefits to the multi-employer plan. The Company's contributions are intended to provide for both benefits attributed to service to date and for benefits expected to be earned in the future. The annual contributions are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The plan provides for eligible employees to receive benefits based principally on years of service with the Company. The Company does not pre-fund the benefits from the post-retirement benefit plan.

In accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", the Company records the expected cost of these benefits as expense during the years that employees render service. The Company has adopted the standards on a prospective basis as permitted. As such, the Company amortizes the related transition liability over 20 years.

The following table sets forth the plan's funded status as of December 31, 1997 and 1998, the date of the latest actuarial valuations (in thousands):

                                                                     Other Post-retirement
                                                  Pension Benefits         Benefits
                                                  ---------------     -------------------
                                                   1998      1997       1998     1997
                                                   ----      ----       ----     ----

Change in benefit obligation:
Benefit obligation at beginning of year            $ 177     $ 209     $ 300     $ 259
Service cost                                          24        28         9        22
Interest cost                                         10        13        10        19
Actuarial (gain) loss                                (44)      (41)       32        --
Benefits paid                                        (11)      (32)       --        --
                                                   -----     -----     -----     -----
Benefit obligation at end of year                  $ 156     $ 177     $ 351     $ 300
                                                   -----     -----     -----     -----
Change in plan assets:
Fair value of plan assets at beginning of year     $ 186     $ 141     $ --      $ --
Actual return on plan assets                          19        48       --        --
Employer contribution                                 12        29       --        --
Benefits paid                                        (11)      (32)      --        --
                                                   -----     -----     -----     -----
Fair value of plan assets at end of year           $ 206     $ 186     $ --      $ --
                                                   -----     -----     -----     -----
Funded status                                      $  50     $   8     $(351)    $(300)
Unrecognized net actuarial loss (gain)               (19)       32       (93)      (56)
Unrecognized initial net liability at transition      48        82       143       178
                                                   -----     -----     -----     -----
Prepaid (accrued) benefit cost                     $  79     $ 122     $(301)    $(178)
                                                   -----     -----     -----     -----
Discount rate                                       7.25%     7.75%     7.25%     7.75%
Expected return on plan assets                      8.00%     8.00%       --        --

Components of net periodic benefit cost:
Service cost                                       $  24     $  28     $  22     $  22
Interest cost                                         10        13        21        19
Amortization of net liability at transition            5         7        10        11
Expected return on plan assets                       (11)      (14)       --        --
Recognized net actuarial gain                         (1)       --       (10)       (3)
                                                   -----     -----     -----     -----
Net periodic benefit cost                          $  27     $  34     $  43     $  49
                                                   -----     -----     -----     -----




Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have less than a $12,000 effect on total service and interest costs and post-retirement benefit obligation.

Profit Sharing Plan - The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate after one year of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company is required to match a portion of employee contributions to the plan and may make additional contributions at the discretion of the directors of the Company. Contributions by the Company to the plan were approximately $223,000, $238,000 and $321,000 for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, respectively. The Company also established a non-qualified, unfunded deferred Compensation plan effective October 1, 1998. This plan is designed to provide a select group of management and highly-compensated employees with retirement benefits. All assets of the plan are fully subject to the Company's creditors. The Company's matching contributions are equal to $.25 for each $1.00 the participant contributes. Contributions by the Company for the year ended January 30, 1999 were $10,000.

9.      INCOME TAXES:

At January 30, 1999, the Company had approximately $6.0 million of tax net operating loss carryforwards (NOLs) which expire in 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore, no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

As of the beginning of the fiscal year 1998, the Company had a deferred tax asset of $4.6 million related to NOLs and an offsetting valuation allowance of approximately $1.4 million. Management has determined, based on the Company's recent history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize the NOLs prior to their expiration. Accordingly, during the third quarter of 1998, the Company eliminated the $1.4 million valuation reserve.

During the year ended January 29, 1994, the Company filed for a prior year net operating loss carryback to a year in which the Company was included in the consolidated federal income tax return of its pre-1986 parent and the Company recorded a deferred tax asset of $3.0 million in anticipation of collecting the refund. In March, 1996, the refund plus interest was collected. Included in the consolidated statement of income for the year ended February 1, 1997 is $.6 million of interest income related to the refund.

The provision for income taxes for continuing operations was comprised of the following (in thousands):

                         Years Ended
               --------------------------------
                 Feb. 1,  Jan. 31,     Jan. 30,
                  1997      1998        1999
                  ----      ----        ----
Federal:
Current         $   (41)   $  (110)   $  (712)
Deferred           (346)    (1,289)      (651)

State:
Current              --         --         --
Deferred            (50)      (191)      (176)
                -------    -------     -------
Provision for
 income taxes   $  (437)   $(1,590)   $(1,539)
                -------    -------     -------

The differences between the recorded income tax provision and the "expected" tax provision based on the statutory federal income tax rate is as follows (in thousands):

                                   Years Ended
                         ---------------------------------
                           Feb. 1,   Jan. 31,   Jan. 30,
                            1997      1998        1999
                           ------    -------    --------
Computed federal tax
  provision at
  statutory rates         $  (381)   $(1,383)   $(2,532)

State income taxes, net
  of federal income
  tax effect                  (60)      (203)      (372)
Valuation allowance            --         --      1,365
Other, net                      4         (4)        --
                          -------    -------    -------
Provision for
 income taxes             $  (437)   $(1,590)   $(1,539)
                          -------    -------    -------

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities give rise to deferred income taxes. Total deferred tax assets and deferred tax liabilities stated by sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                 Jan. 31,     Jan. 30,
                                   1998        1999
                                ---------    ---------

Deferred Tax Assets:
 Long-term pension liability     $   171    $    --
 Inventories                         646        717
 Property, plant and equipment       151        844
Accrued liabilities                2,175      2,514
 Operating loss carryforwards
  and carrybacks                   4,559      1,525
Valuation allowance               (1,365)        --
                                 -------    -------
                                   6,337      5,600
Deferred Tax Liabilities:
  Prepaid expenses and other
    current assets                  (627)      (717)
                                 -------    -------
Net Deferred Tax Asset           $ 5,710    $ 4,883
                                 -------    -------


10.     INCENTIVE OPTION PLAN:

Effective January 28, 1994, the Company adopted an Incentive Plan (the Plan). The Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. Approximately 953,000 shares of Common Stock have been reserved for issuance under the Plan. The exercise price of an option granted under the Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the Plan vest in full upon a change of control of the Company.

As of January 30, 1999, options outstanding for 883,097 shares had been granted under the plan at exercise prices ranging from $1.63 to $7.38 per share and options for 427,199 shares were exercisable at January 30, 1999. In addition, there are 209,415 options outstanding at $9.17 per share which were issued in fiscal 1993 under employment agreements.

The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during fiscal year 1996, 1997 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. Assumptions used for the pricing model include 4.5% to 7.9% for the risk-free interest rate, expected stock option lives of 2-10 years, expected dividend yield of 0% each year and expected volatility of 69% each year. Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income would have been net income of $223,000 in 1996, net income of $542,000 in 1997 and net income of $5,680,455 in 1998. Pro forma basic earnings per share would have been $.03 in 1996, $.08 in 1997 and $.84 in 1998. Pro forma diluted earnings per share would have been $.03 in 1996, $.08 in 1997 and $.81 in 1998.

Transactions with respect to the plans were as follows (shares in thousands):

                            January 30, 1999           January 31, 1998           February 1, 1997
                            ----------------           ----------------           ----------------
                                       Weighted                   Weighted                  Weighted
                                        Average                   Average                   Average
                                       Exercise                   Exercise                  Exercise
                            Shares      Price       Shares         Price        Shares        Price
                            ------     --------     ------        --------      ------      --------
Outstanding at
        beginning of year     1,081    $   6.45      1,036        $ 6.57         771        $   7.63

Granted                          36    $   6.57        189        $ 6.10         266        $   3.48

Exercised                        (1)   $   4.00         --        $   --          (1)       $   3.25

Canceled                        (23)   $   6.65       (144)       $ (688)         --        $     --
                              -----                 ------                     -----
Outstanding at
        end of year           1,093    $   6.48      1,081        $ 6.45       1,036        $   6.57
                              =====                 ======                     =====
Exercisable at
        end of year             637    $   7.14        475        $ 7.71         409        $   7.34
                              =====                 ======                     =====


The following table summarizes information about stock options outstanding at January 30, 1999 (shares in thousands):

                     Options Outstanding                                   Options Exercisable
                     -------------------                                   -------------------
                         Number          Weighted Average        Weighted          Number       Weighted
Range of Exercise     Outstanding           Remaining            Average       Exercisable at     Average
   Prices            Jan. 30, 1999       Contractual Life     Exercise Price   Jan. 30, 1999   Exercise Price
-----------------    -------------       ----------------     --------------   --------------  ---------------
$1.63 - $4.00               281                7.28               $ 3.45            115          $2.98
$4.01 - $7.38               603                6.37                 6.95            313           7.30
$7.39 - $9.17               209                5.02                 9.16            209           9.16
                          -----                                                     ---
                          1,093                6.34                 6.48            637           7.14
                          =====                                                     ===


The weighted average fair value of options granted for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, was $1.78, $4.80 and $5.06,
respectively.

11. RIGHTS OFFERING:

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

12.     RELATED PARTY TRANSACTIONS:

The Company has an executive who is the Chairman of the Board of a consulting group. The Company paid the group approximately $31,000, $0 and $0 for the years ended February 1, 1997, January 31, 1998 and January 30, 1999, respectively, for professional services rendered.

The Company has also made loans of $314,000 to three of its officers. The balance as of January 30, 1999 included in other noncurrent assets in the accompanying consolidated balance sheet was approximately $205,000.

13.     SEGMENT REPORTING (Unaudited):

The Company has two reportable segments: full line stores and catalog direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog), interest and income taxes.

The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and or alterations and takes their purchases with them. The catalog customer receives a catalog in his or her home or office and either calls, mails or faxes an order to the Company. The merchandise is then shipped to the customer.

The detail segment data is presented in the following table (in thousands):






Fiscal 1998                      Full line     Catalog direct
(in thousands)                    stores         marketing       Other          Total
                                  -----          ---------       -----          -----
Net sales                         $159,283       $ 20,354      $  7,526(a)     $187,163
Depreciation and amortization        2,817             15         1,273           4,105
Operating income (b)                26,057          2,746       (19,593)          9,210
Identifiable assets (c)             47,562          9,192        25,761          82,515
Capital expenditures (d)             4,811             14         1,494           6,319

Fiscal 1997                      Full line    Catalog direct
(in thousands)                    stores         marketing       Other          Total
                                  ------         ---------       -----          -----
Net sales                      $   143,564       $ 19,774      $  8,836(a)     $172,174
Depreciation and
        amortization                 2,499             26         1,056           3,581
Operating income (b)                21,753          3,311       (18,496)          6,568
Identifiable assets (c)             39,477          8,537        29,130          77,144
Capital expenditures (d)             3,939              2           115           4,056

Fiscal 1996                      Full line    Catalog direct
(in thousands)                     stores       marketing        Other          Total
                                   ------       ---------        -----          -----
Net sales                         $127,836       $ 16,863      $  8,492 (a)    $153,191
Depreciation and
        amortization                 2,326             28         1,291           3,645
Operating income (b)                16,686          2,008       (15,628)          3,066
Capital expenditures (d)             1,908              6           223           2,137


a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include outlet stores, franchise, regional tailor shops and showroom stores. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.
b) Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.
c) Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segment. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets, and inventory which has not been assigned to one of the reportable segments.
d) Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

14.     QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                          FIRST     SECOND       THIRD      FOURTH
                                         QUARTER    QUARTER     QUARTER    QUARTER       TOTAL
                                                 (In Thousands, Except Per Share Amounts)
FISCAL 1998
  Net sales                               $ 43,383   $ 41,947   $ 44,584   $ 57,249    $187,163
  Gross profit                              21,232     20,190     22,316     27,144      90,882
  Operating income                           1,794      1,415      1,966      4,035       9,210
  Income from continuing operations            828        597      2,238      2,246       5,909
  Net Income                              $    777   $    597   $  2,238   $  2,246    $  5,858

  Income from continuing operations
    per share (diluted)                   $   0.12   $   0.09   $   0.32   $   0.32    $   0.85
  Net income per share (diluted)          $   0.11   $   0.09   $   0.32   $   0.32    $   0.84


FISCAL 1997
  Net sales                               $ 38,655   $ 39,530   $ 41,536   $ 52,453     $172,174
  Gross profit                              18,862     18,158     20,027     23,126      80,173
  Operating income                           1,315      1,108      1,513      2,632       6,568
  Income from continuing operations            437        251        457      1,332       2,477
  Net Income (Loss)                       $    382   $    196   $    402   $   (281)   $    699

Income from continuing operations
    per share (diluted)                   $   0.06   $   0.04    $   0.07  $   0.19    $   0.36
  Net income (loss) per share (diluted)   $   0.06   $   0.03    $   0.06  $  (0.04)   $   0.10