Form 10-Q
period 1999-05-01
BANK JOS A CLOTHIERS INC /DE/
filed 1999-06-15
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                     FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    May 1, 1999
                                     -----------
                          or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number   0-23874
                          ----------

                        Jos. A. Bank Clothiers, Inc.

     Delaware                    5611                            36-3189198
     --------                    ----                            ----------
(State incorporation)         (Primary Standard                (I.R.S. Employer
                               Industrial                       Identification
                               Classification                     Number)
                               Code Number)

   500 Hanover Pike, Hampstead, MD                                   21074-2095
   -------------------------------                                   ----------

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

                                Yes  [x ]    No [  ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding as of June 11, 1999
  ----------------------------               -------------------------------

  Common stock. $.01 par value               6,792,027

                         Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I.  Financial Information                                         Page No.
-------  ---------------------                                         --------

         Item 1.      Financial Statements

                      Condensed Consolidated Statements                    3
                        of Income - Three Months ended
                        May 1, 1999 and May 2, 1998

                      Condensed Consolidated Balance                       4
                        Sheets - as of May 1, 1999 and
                        January 30, 1999

                      Condensed Consolidated Statements                    5
                        of Cash Flows -Three Months
                        ended May 1, 1999 and May 2, 1998

                      Notes to Condensed Consolidated                      6-9
                        Financial Statements

         Item 2.      Management's Discussion and Analysis                 9-13
                        of Results of Operations and
                        Financial Condition

Part II. Other Information
--------------------------


         Item 6.      Exhibits and Reports on Form 8-K                     13

                      (a)   Exhibits - Exhibit 27-Financial Data
                            Schedule (EDGAR filing only)

Signatures                                                                 14
----------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                    (Unaudited)

                                                                     Three Months Ended
                                                                     ------------------

                                                                 May 1,                  May 2,
                                                                  1999                   1998
                                                                  ----                   ----
Net sales                                                   $     43,607           $     43,383
Costs and expenses:
     Cost of goods sold                                           21,499                 22,151
     General and administrative                                    4,344                  4,528
     Sales and marketing                                          16,609                 14,670
     Store opening costs                                              53                    240
                                                                  ------                 ------
                                                                  42,505                 41,589
                                                                  ------                 ------

Operating  income                                                  1,102                  1,794

Interest expense, net                                                328                    437
                                                                  ------                 ------

Income from continuing operations
     before provision for income taxes                               774                  1,357
 Provision for income taxes                                          302                    529
                                                                  ------                 ------

Income from continuing operations                                    472                    828
Loss from discontinued operations (net of tax)                       --                    (51)
                                                                  ------                 ------

        Net income                                          $        472            $       777
                                                                  ======                 ======
Earnings per share:
Income from continuing operations:
     Basic                                                  $        .07             $      .12
     Diluted                                                $        .07             $      .12
Discontinued operations (net of tax):
     Basic                                                  $        .00             $    (.01)
     Diluted                                                $        .00             $    (.01)
Net income:
     Basic                                                  $        .07             $      .11
     Diluted                                                $        .07             $      .11
Weighted average shares outstanding:
     Basic                                                         6,792                  6,791
     Diluted                                                       6,971                  6,918

                            See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)

                                                                              May 1,               January 30,
                                                                              1999                    1999
                                                                           -----------            -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $        815            $        748
  Accounts receivable                                                            4,084                   2,808
Inventories:
  Raw materials                                                                  5,761                   5,178
  Finished goods                                                                42,624                  39,650
                                                                                ------                  ------
   Total inventories                                                            48,385                  44,828
                                                                                ------                  ------

Prepaid expenses and other
  current assets                                                                 4,617                   4,189
Deferred income taxes                                                            2,697                   2,883
                                                                               -------                  ------
   Total current assets                                                         60,598                  55,456
                                                                                ------                  ------

Property, plant and equipment,
   at cost                                                                      53,500                  51,779
Accumulated depreciation and
   amortization                                                                (28,104)                (27,232)
                                                                                ------                  ------
     Net property, plant and equipment                                          25,396                  24,547
                                                                                ------                  ------

Deferred income taxes                                                            1,995                   2,000
Other assets                                                                       431                     512
                                                                                ------                  ------
TOTAL ASSETS                                                              $     88,420            $     82,515
                                                                                ======                  ======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable                                                        $     14,653            $     14,012
  Accrued expenses                                                              14,033                  12,504
  Current portion of long-term debt                                              1,100                   1,111
  Net current liabilities of discontinued operations                             1,164                     767
                                                                               -------                 -------
   Total current liabilities                                                    30,950                  28,394

Long-term liabilities                                                           14,664                  11,808
                                                                                ------                  ------

   Total liabilities                                                            45,614                  40,202
                                                                                ------                  ------

Shareholders' equity:
   Common stock                                                                     70                      70
   Additional paid-in capital                                                   56,414                  56,393
   Accumulated deficit                                                         (11,758)                (12,230)
                                                                                ------                  ------
                                                                                44,726                  44,233
Less treasury stock                                                             (1,920)                 (1,920)
                                                                                ------                  ------

   TOTAL SHAREHOLDERS' EQUITY                                                   42,806                  42,313
                                                                                ------                  ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $     88,420            $     82,515
                                                                                ======                  ======

                             See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                  Three Months Ended
                                                                                  ------------------

                                                                                May 1,               May 2,
                                                                                1999                 1998
                                                                               ------               ------
Cash flows from operating activities:
  Net income                                                            $         472        $         777
  Loss from discontinued operations                                                --                   51
                                                                               ------                -----
  Income from continuing operations                                               472                  828
Adjustments to reconcile net income to
  net cash used in operating activities:
  Decrease in deferred taxes                                                      191                  419
  Depreciation and amortization                                                   937                  950
  Stock based compensation                                                         21                   17
  Net increase in operating working capital                                    (2,998)              (4,032)
                                                                               ------                -----
     NET CASH USED IN OPERATING ACTIVITIES
        OF CONTINUING OPERATIONS                                              (1,377)              (1,818)
                                                                               ------                -----
Cash flows from investing activities:
   Additions to property, plant and equipment                                 (1,786)              (1,550)
                                                                               ------                -----
     NET CASH USED IN INVESTING ACTIVITIES
        OF CONTINUING OPERATIONS                                              (1,786)              (1,550)
                                                                               ------                -----
Cash flows from financing activities:
  Borrowings under long-term Credit Agreement                                  13,345               10,625
  Repayment under long-term Credit Agreement                                 (10,431)              (7,090)
  Borrowings of other long-term debt                                               --                  277
  Repayment of other long-term debt                                              (81)                 (88)
                                                                               ------                -----
     NET CASH PROVIDED BY FINANCING ACTIVITIES
       OF CONTINUING OPERATIONS                                                 2,833                3,724

Net cash provided by (used in) discontinued operations                            397                (243)
                                                                               ------                -----
Net increase in cash and cash equivalents                                          67                  113

Cash and cash equivalents - beginning of period                                   748                  564
                                                                               ------                -----
Cash and cash equivalents - end of period                               $         815        $         677
                                                                               ======                =====

                                              See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/1/99

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     Jos. A. Bank Clothiers, Inc. (the Company) is a nationwide retailer of classic men's clothing through conventional retail stores, catalog and internet direct marketing and franchises. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's January 30, 1999 Annual Report on Form 10-K.

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

     Reclassifications - Certain reclassifications have been made to the May 2, 1998 financial statements in order to conform with the May 1, 1999 presentation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/1/99

3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                                 Three Months Ended
                                                                 ------------------
                                                              May 1,           May 2,
                                                              1999              1998
                                                              ----              ----
     Increase in accounts receivable                    $    (1,276)      $     (729)
     Increase in inventories                                 (3,557)          (6,840)
     Increase in prepaids and other assets                     (428)            (279)
     Increase in accounts payable                                641            3,062
     Increase in accrued expenses and
      other liabilities                                        1,622              754
                                                             -------          -------

     Net increase in operating working capital          $    (2,998)      $   (4,032)
                                                             =======          =======

4.   EARNINGS  PER  SHARE

     Earnings Per Share - Statement of Financial Accounting Standards (SFAS) No.
     128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                                                Three Months Ended
                                                           May 1,           May 2,
                                                             1999             1998
                                                          -------           ------
     Weighted average shares
        outstanding for basic EPS                           6,792            6,791

     Diluted EPS:
     Dilutive effect of
       common stock equivalents                               179              127
                                                          -------           ------

     Weighted average shares
       outstanding for diluted EPS                          6,971            6,918
                                                          =======          =======

     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/1/99

5.       DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations is as follows (in thousands):

                                                       Three Months Ended
                                                   -------------------------
                                                     May 1,          May 2,
                                                      1999           1998
                                                   ----------      ---------

        Loss before income taxes                   $       --      $      (84)
        Net loss                                   $       --      $      (51)

                                                       As of            As of
                                                       May 1,         Jan. 30,
                                                       1999             1999
                                                    ----------      ---------
        Current  assets                            $      591      $    1,159
        Current  liabilities                            1,755           1,926
                                                    ----------      ---------
        Net  current (liabilities)                 $   (1,164)     $     (767)
                                                     ==========      =========

        Noncurrent  assets                         $      241      $      241
        Noncurrent  liabilities                           241             241
                                                     ----------      ---------
        Net  noncurrent  assets                    $        --     $       --
                                                     ==========     ==========

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

Net current and noncurrent assets/liabilities of discontinued operations noted above includes receivables, pension termination and other transaction costs associated with the discontinued manufacturing operations.

6.       SEGMENT  REPORTING

The Company has two reportable segments: full line stores and catalog direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the Company's January 30, 1999 Annual Report on Form 10K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog), interest and income taxes. Certain segment data is presented in the following table:

                                                     Jos. A. Bank Clothiers, Inc
                                                          S.E.C.Form 10-Q 5/1/99


QUARTER ENDED MAY 1, 1999               Full line         Catalog Direct
(in thousands)                           Stores              Marketing            Other              Total
                                        ---------         ---------------       ----------          ---------
Net sales                              $    37,631          $    4,481          $    1,495  (a)    $     43,607
Depreciation and amortization                  741                   4                 192                  937
Operating income (b)                         5,128                 622             (4,648)                1,102

QUARTER ENDED MAY 2, 1998
(in thousands)

Net sales                              $    37,869          $    3,872          $    1,642  (a)    $     43,383
Depreciation and amortization                  652                   7                 291                  950
Operating income (b)                         5,981                 553             (4,740)                1,794

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include outlet stores, franchise, regional tailor shops and showroom stores. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

(b) Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.

7.       SUBSEQUENT  EVENT

Subsequent to the end of the first quarter of 1999, the Company's Chairman and CEO retired and the Company will record a one-time charge associated with that event of approximately $1.8 million in the second quarter of 1999. In addition, the Company expects to incur about $.4 million of costs related to the search for and placement of the successor.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 30, 1999.

OVERVIEW - Income from continuing operations for the quarter ended May 1, 1999 was $.5 million or $.07 per share compared to $.8 million or $.12 per share for the same period in 1998. The decreased profitability was due primarily to an unsuccessful sales promotion in March which failed to drive customers into the stores. The Company believes that the March decline was clearly an aberration because comparable store sales were positive in February, 1999 prior to the promotion and continued positive for the two months after the promotion ended. In addition, sales from the catalog business increased 16 percent in the first quarter of 1999 on a 16 percent increase in circulation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/1/99

The Company continued to pursue its expansion strategy of opening new stores in existing markets and has opened 32 new stores since Spring 1996. The Company expects to open 6 to 8 new stores in 1999 and has opened three through May of 1999 and closed one store whose lease had expired. The Company has 106 stores as of June 1999.

The Company's availability under the Credit Agreement increased to $29.2 million as of May 1, 1999, which was $2.7 million higher than the same time last year. Total debt was $4.7 million lower than at the same time last year despite opening the new stores.


RESULTS OF OPERATIONS - The following table is derived from the Company's condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                                                                   Percentage of Net Sales
                                                                                     Three Months Ended
                                                                                   ----------------------
                                                                                    May 1,         May 2,
                                                                                    1999            1998
                                                                                  ---------       ---------
Net Sales.................................................                         100.0%            100.0%
Cost of goods sold........................................                          49.3              51.1
                                                                                   -----             -----
Gross profit..............................................                          50.7              48.9
General and administrative expenses.......................                          10.0              10.4
Sales and marketing expenses..............................                          38.1              33.8
Store opening costs.......................................                           0.1               0.6
                                                                                   -----             -----
Operating income..........................................                           2.5               4.1
Interest expense, net.....................................                           0.7               1.0
                                                                                   -----             -----
Income from continuing operations
   before income taxes....................................                           1.8               3.1
Provision for income taxes ...............................                           0.7               1.2
                                                                                   -----             -----
Income from continuing operations.........................                           1.1               1.9
Loss from discontinued operations, net....................                            --              (0.1)
                                                                                   -----             -----
Net income................................................                           1.1%             1.8%
                                                                                   =====             =====


NET SALES - Net sales increased approximately 1 percent to $43.6 million in the first quarter of 1999 compared to $43.4 million in 1998. Comparable store sales were down 8 percent for the first quarter, compared to an increase of 5 percent in the first quarter of 1998. The decrease in comparable store sales was due to a new promotion which ran in March and failed to drive traffic into the stores. Comparable store sales were ahead of last year before the March promotion began and continued positive for the two months after the promotion ended.

Catalog sales for the first quarter of 1999 were 16 percent higher than the same period last year on a circulation increase of 16 percent. Internet activity which is included in catalog sales has increased significantly as the Company has upgraded its E-Commerce site and has created links with several major portals, including America Online, Inc. and Amazon.com.

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/1/99


COST OF GOODS SOLD - Gross profit increased by $.9 million to $22.1 million in the first quarter of 1999 compared to the same period in the prior year. Gross profit as a percentage of sales remained strong and increased 1.8 percent in the quarter. The gross profit improvement was primarily the result of higher maintained margins in nearly all product categories and strong inventory management. Gross profit percent increased in the stores and decreased slightly in the catalog business.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased to 10.0 percent of sales in the first quarter ended May 1, 1999 compared to 10.4 percent same period in 1998. The decrease relates primarily to reductions in travel expense, insurance and incentive compensation as partially offset by an increase in payroll in store management and the new Corporate Division.

SALES AND MARKETING EXPENSES - Sales and marketing expenses increased $1.9 million or 4.3 percent compared to last year due primarily to an increase in marketing expense and higher new store occupancy and payroll costs. The higher marketing expense was primarily attributable to increased radio in April as the Company determined that it was necessary to build momentum of traffic in the stores after the weak March promotion. The higher store occupancy and payroll costs relate to additional stores since the first quarter of 1998. These costs were not adequately leveraged as a result of the poor March performance.

STORE OPENING COSTS - Store opening costs decreased $.2 million in the quarter ended May 1, 1999 as the Company opened one new store during the first quarter of 1999 compared to seven new stores opened in the same period in 1998.

INTEREST EXPENSE - Interest expense was $.1 million lower during the quarter ended May 1, 1999 compared to the same period in 1998. This improvement was due primarily to a $4.7 million reduction in total debt outstanding at the end of the first quarter of 1999 compared to the end of the first quarter of 1998.

INCOME TAXES - At May 1, 1999, the Company had approximately $6 million of tax net operating loss carryforwards (NOLs) which expire in 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

LIQUIDITY AND CAPITAL RESOURCES - At May 1, 1999 the Company had outstanding borrowings of $7.0 million with $29.2 million of availability under its Credit Agreement compared to borrowings of $11.1 million and availability of $26.5 million at the same time last year. The increase in availability was generated principally by cash provided by operating activities during the preceding twelve months and $1 million of additional availability created by higher inventory levels to support the new stores.

                                                    Jos. A. Bank Clothiers, Inc.
                                                          S.E.C.Form 10-Q 5/1/99


The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                     Three  Months Ended
                                                      May 1,       May 2,
                                                      1999          1998
                                                 -----------    ----------
Cash provided by (used in):
              Operating activities              $   (1,377)    $    (1,818)
              Investing activities                  (1,786)         (1,550)
              Financing activities                    2,833           3,724
              Discontinued  operations                  397           (243)
                                                    -------        -------
Net increase in cash and cash equivalents      $         67    $        113
                                                ===========        ========


Cash used by operating activities was due primarily to higher inventory levels to support new stores. Cash used in investing activities relates primarily to build-out costs for new stores and initial payments on the Company's new Point of Sales (POS) system which is to be installed in 1999. Cash provided by financing activities represents primarily borrowings on the revolving portion of the Credit Agreement. The net cash provided by discontinued operations was due primarily to a reduction in the trade receivable partially offset by payments for severance and vacation.

The Company expects to spend between $6.5 and $7.0 million on capital expenditures in 1999, primarily to open 6 to 8 new stores in 1999, to relocate or renovate 6 existing stores and install a new POS system and related equipment. The capital expenditures are being financed through operations, the Credit Agreement and fixture leasing arrangements. The Company believes that its current liquidity and its Credit Agreement will be adequate to support its current working capital and investment needs.

The Company expects to continue to devote significant efforts for the balance of this year to ensure that its business critical systems are "Year 2000 compliant". The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to accurately interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

The Company has performed an assessment of its systems in order to identify Y2K issues and has identified its business-critical area of exposure to be: (a) merchandising and financial, (b) POS, (c) cash management, (d) catalog, (e) warehouse management, (f) payroll and human resources, and (g) third party relationships. Most of the Company's applications operate on two IBM AS/400 hardware configurations and are"off-the-shelf" packages with modifications and interfaces made by the Company. The Company also relies on personal computers to prepare detailed analysis. The Company believes that by installing the vendor-developed upgrades to the latest versions of its existing systems and re-working its modifications and interfaces, most of the Y2K issues should be corrected. The vendors for the merchandising, general ledger and catalog applications have certified that the updated versions of their systems are Y2K compliant.

                                                     Jos. A. Bank Clothiers, Inc
                                                         S.E.C. Form 10Q, 5/1/99

The Company expects to install the latest versions of its systems by the middle of 1999 with Y2K testing performed for each application installed. In accordance with this plan, in August, 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance). In May 1999, the Company installed the latest version of its Catalog system and the system is operating well. The payroll and human resources system has also been upgraded to a Y2K compliant version. While the current POS system is Y2K compliant, the Company is installing a new POS system which is expected to be installed by August 1999. The Company expects to finalize the related Y2K testing for these applications throughout 1999. The Company has identified certain third parties who supply product to the Company and they do not expect to have any significant disruptions to deliveries as a result of Y2K issues. However, the Company will continue to monitor this situation.

The Company has also reviewed its less critical and non-Information Technology areas such as security and phone systems, etc., and has determined that these items are substantially Y2K compliant and does not anticipate any major disruptions.

The Company estimates that it will spend approximately $1.0 million (representing a combination of capital and expense) on these upgrades between 1998 and 1999, although an exact amount related to Y2K compliance cannot be measured because many of the upgrades include increased functionality as well as Y2K compliance. The full year 1999 expense is estimated to be approximately $.3 million which is about the same as in 1998.

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


PART II.       OTHER INFORMATION


Item 6.  Exhibits
------------------

Exhibit 27.0               Financial Data Schedule.

                                                     Jos. A. Bank Clothiers, Inc
                                                         S.E.C. Form 10Q, 5/1/99



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 1999           Jos. A. Bank Clothiers, Inc.
                               (Registrant)


                               /s/: David E. Ullman
                               ------------------------------------------
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer