Form 10-Q
period 1999-07-31
BANK JOS A CLOTHIERS INC /DE/
filed 1999-09-14
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                  FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    July 31, 1999
                                     -------------

                                       or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number        0-23874
                                 -------

                          Jos. A. Bank Clothiers, Inc.

          Delaware                     5611                    36-3189198
    -------------------           ---------------            ---------------
   (State incorporation)         (Primary Standard          (I.R.S. Employer
                                    Industrial                Identification
                                   Classification                 Number)
                                    Code Number)

   500 Hanover Pike, Hampstead, MD                                21074-2095
   -------------------------------                              --------------
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

                                            Yes  [x]    No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding as of September 13, 1999
  ----------------------------              ------------------------------------

  Common stock. $.01 par value              6,792,027

                                           Jos. A. Bank Clothiers, Inc.

                                                       Index
                                                       -----

Part I.  Financial Information                                                              Page No.
         ---------------------                                                              --------
         Item 1.           Financial Statements

                           Condensed Consolidated Statements                                   3
                           of Operations - Three and Six Months
                           ended July 31, 1999 and
                           August 1, 1998

                           Condensed Consolidated Balance                                      4
                           Sheets - as of July 31, 1999 and
                           January 30, 1999

                           Condensed Consolidated Statements                                   5
                           of Cash Flows -Six Months
                           ended July 31, 1999 and
                           August 1, 1998

                           Notes to Condensed Consolidated                                   6-9
                           Financial Statements

         Item 2.           Management's Discussion and Analysis                            10-14
                           of Results of Operations and
                           Financial Condition

Part II.                   Other Information
                           -----------------

         Item 6.           Exhibits and Reports on Form 8-K                                   14

                             (a) Exhibits - Exhibit 27-Financial Data
                                 Schedule (EDGAR filing only)

Signatures                                                                                    15
----------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                                       Three Months Ended        Six Months Ended

                                                                       July 31,  August 1,   July 31,    August 1,
                                                                          1999        1998       1999        1998
                                                                      --------    --------   --------    --------
Net sales                                                             $ 44,203    $ 41,947   $ 87,810    $ 85,330
Costs and expenses:
     Cost of goods sold                                                 22,927      21,757     44,426      43,908
     General and administrative                                          4,296       4,278      8,640       8,806
     Sales and marketing                                                15,861      14,376     32,470      29,046
     Store opening costs                                                     9         121         62         361
     One-time charge:
        Executive payout and other costs                                 2,177        --        2,177        --
                                                                      --------    --------   --------    --------
                                                                        45,270      40,532     87,775      82,121
                                                                      --------    --------   --------    --------

Operating  income (loss)                                                (1,067)      1,415         35       3,209

Interest expense, net                                                      247         437        575         874
                                                                      --------    --------   --------    --------

Income (loss) from continuing operations
     before provision for income taxes                                  (1,314)        978       (540)      2,335
Provision (benefit) for income taxes                                      (512)        381       (211)        910
                                                                      --------    --------   --------    --------

Income (loss) from continuing operations                                  (802)        597       (329)      1,425
Loss from discontinued operations (net of tax)                            --          --         --           (51)
                                                                      --------    --------   --------    --------

        Net income (loss)                                             $   (802)   $    597   $   (329)   $  1,374
                                                                      ========    ========   ========    ========

Earnings per share:
Income (loss) from continuing operations:
     Basic                                                            $  (0.12)   $    .09   $  (0.05)   $    .21
     Diluted                                                          $  (0.12)   $    .09   $  (0.05)   $    .20
Discontinued operations (net of tax):
     Basic                                                            $   --      $   --     $   --      $   (.01)
     Diluted                                                          $   --      $   --     $   --      $   (.01)
Net income (loss):
     Basic                                                            $  (0.12)   $    .09   $  (0.05)   $    .20
     Diluted                                                          $  (0.12)   $    .09   $  (0.05)   $    .20
Weighted average shares outstanding:
     Basic                                                               6,792       6,791      6,792       6,791
     Diluted                                                             6,792       7,010      6,792       6,974

                             See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)

                                                                             July 31,                  January 30,
                                                                               1999                       1999
ASSETS                                                                        -------                    ------
Current Assets:
   Cash and cash equivalents                                             $        838              $        748
   Accounts receivable                                                          2,611                     2,808
Inventories:
   Raw materials                                                                5,553                     5,178
   Finished goods                                                              41,578                    39,650
                                                                               ------                    ------
     Total inventories                                                         47,131                    44,828
                                                                               ------                    ------

Prepaid expenses and other
   current assets                                                               4,561                     4,189
Deferred income taxes                                                           3,399                     2,883
                                                                               ------                    ------
     Total current assets                                                      58,540                    55,456
                                                                               ------                    ------

Property, plant and equipment,
   at cost                                                                     54,822                    51,779
Accumulated depreciation and
   amortization                                                               (28,627)                  (27,232)
                                                                              --------                  --------
     Net property, plant and equipment                                         26,195                    24,547
                                                                               ------                    ------

Deferred income taxes                                                           1,985                     2,000
Other assets                                                                      407                       512
                                                                              -------                    ------
TOTAL ASSETS                                                             $     87,127              $     82,515
                                                                               ======                    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
   Accounts payable                                                      $     15,041              $     14,012
   Accrued expenses                                                            11,553                    12,504
   Current portion of long-term debt                                            1,057                     1,111
   Net current liabilities of
       discontinued operations                                                    769                       767
                                                                              -------                   -------
     Total current liabilities                                                 28,420                    28,394

Long-term liabilities                                                          16,681                    11,808
                                                                               ------                   -------

     TOTAL LIABILITIES                                                         45,101                    40,202
                                                                               ------                    ------

Shareholders' equity:
   Common stock                                                                    70                        70
   Additional paid-in capital                                                  56,435                    56,393
   Accumulated deficit                                                       (12,559)                  (12,230)
                                                                             --------                   -------
                                                                               43,946                    44,233
Less treasury stock                                                           (1,920)                   (1,920)
                                                                               ------                    ------

   TOTAL SHAREHOLDERS' EQUITY                                                  42,026                    42,313
                                                                               ------                    ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     87,127              $     82,515
                                                                               ======                    ======
                            See accompanying notes.


                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                                 Six Months Ended

                                                                            July 31,                 August 1,
                                                                              1999                     1998
                                                                            --------                  --------

Cash flows from operating activities:
   Net income (loss)                                                   $       (329)             $       1,374
   Loss from discontinued operations                                              --                        51
                                                                            --------                  --------
   Income (loss) from continuing operations                                    (329)                     1,425
Adjustments to reconcile net income (loss)
   to net cash used in operating
     activities:
   (Increase) decrease in deferred taxes                                       (501)                       614
   Depreciation and amortization                                               1,916                     1,862
   Stock based compensation                                                       42                        29
   Net increase in operating working capital                                 (2,348)                   (5,804)
                                                                            --------                  --------

     NET CASH USED IN OPERATING ACTIVITIES
        OF CONTINUING OPERATIONS                                             (1,220)                   (1,874)
                                                                            --------                  --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (3,564)                   (3,428)
                                                                            --------                  --------

     NET CASH USED IN INVESTING ACTIVITIES
        OF CONTINUING OPERATIONS                                             (3,564)                   (3,428)
                                                                            --------                  --------

Cash flows from financing activities:
   Borrowings under long-term Credit Agreement                                28,334                    19,452
   Repayment under long-term Credit Agreement                               (23,298)                  (13,635)
   Borrowings of other long-term debt                                             --                       277
   Repayment of other long-term debt                                           (164)                     (153)
                                                                            --------                  --------

   NET CASH PROVIDED BY FINANCING ACTIVITIES
       OF CONTINUING OPERATIONS                                                4,872                     5,941
                                                                            --------                  --------

Net cash provided by (used in) discontinued operations                             2                     (429)
                                                                            --------                  --------
Net increase in cash and cash equivalents                                         90                       210

Cash and cash equivalents - beginning of period                                  748                       564
                                                                            --------                  --------

Cash and cash equivalents - end of period                              $         838             $         774
                                                                            ========                  ========

                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/31/99


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Jos. A. Bank Clothiers, Inc. (the Company) is a nationwide retailer of classic men's clothing through conventional retail stores and catalog and internet direct marketing. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Reclassifications - Certain reclassifications have been made to the August 1, 1998 financial statements in order to conform with the July 31, 1999 presentation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/31/99


3.       WORKING CAPITAL

         The net change in operating working capital is composed of the following:

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                   July 31,         August 1,
                                                                                     1999              1998
                                                                                     ----              -----

         Increase (decrease) in accounts receivable                              $        197     $       (864)
         Increase in inventories                                                       (2,303)          (6,374)
         Increase in prepaids and other assets                                           (372)            (665)
         Increase (decrease) in accounts payable                                        1,029            1,055
         Increase (decrease) in accrued expenses and
         other liabilities                                                               (899)           1,044
                                                                                       -------          -------

         Net increase in operating working capital                               $     (2,348)    $     (5,804)
                                                                                       =======          =======

4.       EARNINGS PER SHARE

         Earnings Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                                   Three Months Ended                 Six Months Ended
                                                   ------------------                 ----------------
                                                   July 31,      August 1,        July 31,        August 1,
                                                     1999           1998             1999            1998
                                                     ----           ----             ----            ----
         Weighted average shares
            outstanding for basic EPS               6,792          6,791            6,792           6,791


         Diluted EPS:
         Dilutive effect of
           common stock equivalents                    --            219               --             183
                                                    -----          -----            -----           -----
         Weighted average shares
           outstanding for diluted EPS              6,792          7,010            6,792           6,974
                                                    =====          =====            =====           =====

         Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/31/99

5.       DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations is as follows (in thousands):

                                                Three Months Ended                 Six Months Ended
                                                ------------------              ---------------------
                                              July 31,       August 1,         July 31,     August 1,
                                                1999          1998                1999        1998
                                              -------        --------           -------     -------
Loss before income taxes                      $   --        $    --              $   --     $   (84)
Net loss                                      $   --        $    --              $   --     $   (51)

                                                                                  As of      As of
                                                                                July 31,  January 30,
                                                                                   1999        1999
                                                                                -------     -------

Current  assets                                                                $    492     $ 1,159
Less  current  liabilities                                                        1,261       1,926
                                                                                -------     -------
Net  current (liabilities)                                                     $   (769)    $  (767)
                                                                                  =====      ======

Noncurrent  assets                                                             $    241     $   241
Noncurrent  liabilities                                                             241         241
                                                                                -------     -------
Net  noncurrent  assets                                                        $     --     $    --
                                                                                =======     =======

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

The accounting policies of the segments are the same as those described in the Company's January 30, 1999 Annual report on Form 10K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog), interest and income taxes. Certain segment data is presented in the following table:

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99

THREE MONTHS ENDED JULY 31, 1999                     Full line        Catalog Direct
(in thousands)                                        Stores             Marketing             Other              Total
                                                      ------            -----------            -----              -----
    Net sales                                   $     36,895         $     5,501        $      1,807(a)    $     44,203
    Depreciation and amortization                        765                   3                 211                979
    Operating income (b)                               5,003                 396              (6,466)            (1,067)

THREE MONTHS ENDED AUGUST 1, 1998
(in thousands)

    Net sales                                   $     34,414         $     5,714        $      1,819(a)    $     41,947
    Depreciation and amortization                        697                  --                 215                912
    Operating income (b)                               4,882                 925              (4,392)             1,415


SIX MONTHS ENDED JULY 31, 1999                       Full line        Catalog Direct
(in thousands)                                        Stores             Marketing              Other              Total
                                                      ------             ---------              -----              -----

    Net sales                                   $     73,616         $    10,892        $      3,302(a)    $     87,810
    Depreciation and amortization                      1,506                   7                 403              1,916
    Operating income (b)                              10,006               1,145             (11,116)                35

SIX MONTHS ENDED AUGUST 1, 1998
(in thousands)

    Net sales                                      $     71,250         $    10,619        $      3,461  (a)  $     85,330
    Depreciation and amortization                         1,349                   7                 506              1,862
    Operating income (b)                                 10,716               1,629              (9,136)             3,209

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

(b) Operating income for the reported segments represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.


7.       EXECUTIVE PAYOUT AND OTHER COSTS

During the second quarter of 1999, the Company's Chairman and CEO retired and the Company recorded a one-time charge of approximately $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees -- primarily recruiting and related expenses -- that were incurred in the second quarter of 1999. This charge reduced basic earnings per share by $.20.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 30, 1999.

OVERVIEW - In the second quarter of 1999, the Company reversed a negative sales trend that occurred in the first quarter of 1999. Total sales increased 5 percent and comparable store sales increased two percent in the second quarter of 1999. Despite the positive sales trends, second quarter net income excluding a $2.2 million one-time charge was $.01 per share lower than the prior year. The lower income resulted from a carryover effect of a failed marketing promotion in March 1999 and certain other expenses. Specifically, the Company increased its advertising spending by approximately $.5 million in the second quarter of 1999 to build traffic in its stores and was more promotional to clear excess inventories that were left after the weak March results.

The Company also incurred approximately $80,000 to upgrade its Internet site and to advertise on several web sites and incurred approximately $.1 million in its final phases to make its systems Y2K compliant. Excluding the one-time charge, income from continuing operations for the quarter ended July 31, 1999 was $.5 million or $.08 per share compared to $.6 million or $.09 per share for the same period in 1998.

The one-time charge of $2.2 million in the second quarter of 1999 relates to the payout to the Company's former Chairman/CEO who retired and certain professional fees -- primarily recruiting and related expenses -- that were incurred in the second quarter of 1999. This charge reduced primary earnings per share by $.20. Including the one-time charge, the Company generated a net loss of $.8 million or $.12 per share in the second quarter of 1999 compared to net income of $.6 million or $.09 per share in the same period last year.

For the first six months of 1999, the Company generated a loss of $.3 million or $.05 per share. Excluding the one-time charge of $2.2 million, income from continuing operations was $1.0 million or $.14 per share compared to $1.4 million or $.20 per share last year. The decreased earnings from 1998 relate principally to the results from the first quarter of 1999 which were negatively impacted by a new promotion that was run in March 1999 and failed to drive traffic into the stores. The promotion was discontinued in late March and the Company reversed the negative sales trend.

Catalog profitability declined in the second quarter of 1999 primarily as a result of costs incurred to convert to the Company's new automated catalog information system, investments in the internet and weak performance of the post Father's Day clearance book.

The Company continued to pursue its expansion strategy of opening new stores in existing markets and has opened 33 new stores since late 1996. The Company has opened three new stores through July 31, 1999 and closed one store whose lease had expired. The Company opened two additional stores in August, 1999 which should complete its store openings for 1999. The Company has 108 stores as of September 1999.

The Company's availability under the Credit Agreement increased to $24.6 million as of July 31, 1999, which was $.9 million higher than the same time last year. Total debt was $4.9 million lower than the same time last year despite opening the new stores and investing in a new $2.1 million point-of-sale system.

RESULTS OF OPERATIONS - The following table is derived from the Company's condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99

                                                            Percentage of Net Sales              Percentage of Net Sales
                                                              Three Months Ended                    Six Months Ended
                                                              ------------------                    ----------------
                                                             July 31,        August 1,           July 31,        August 1,
                                                                1999           1998                 1999            1998
                                                                ----           ----                 ----            ----
Net Sales.................................................     100.0%         100.0%               100.0%          100.0%
Cost of goods sold........................................      51.9           51.9                 50.6            51.5
                                                                ----           ----                 ----            ----

Gross profit..............................................      48.1           48.1                 49.4            48.5
General and administrative expenses.......................       9.7           10.2                  9.8            10.3
Sales and marketing expenses..............................      35.9           34.3                 37.0            34.0
                                                                ----           ----                 ----            ----
Store opening costs.......................................        --            0.3                  0.1             0.4
Executive payout and other costs..........................       4.9             --                  2.5              --
                                                                ----           ----                 ----            ----
Operating income (loss)...................................      (2.4)           3.4                   --             3.8
Interest expense, net.....................................       0.6            1.1                  0.7             1.1
                                                                ----           ----                 ----            ----

Income from continuing operations
   before income taxes....................................      (3.0)           2.3                 (0.7)            2.7
Provision (benefit) for income taxes .....................      (1.2)           0.9                 (0.2)            1.0
                                                                ----           ----                 ----            ----
Income from continuing operations.........................      (1.8)           1.4                 (0.5)            1.7
                                                                ----           ----                 ----            ----
Loss from discontinued operations, net....................        --             --                   --            (0.1)
                                                                ----           ----                 ----            ----
Net income (loss).........................................      (1.8)%          1.4%                (0.5)%           1.6%
                                                                ====           ====                 ====            ====


NET SALES - In the second quarter of 1999, the Company reversed a negative comparable store sales trend which occurred in the first quarter of 1999. Net sales increased over 5 percent to $44.2 million in the second quarter of 1999 compared to $41.9 million in 1998. Comparable store sales increased 2 percent for the second quarter of 1999. The increased sales were driven by strong sales in sportcoats, slacks and sportswear.

Catalog sales for the second quarter of 1999 decreased 4 percent compared to the same period last year on a planned circulation decrease of 3 percent. Internet activity, which is included in catalog sales, continues to increase as the Company has upgraded its E-Commerce site and has created links with several major portals.

For the six months ended July 31, 1999, net sales increased 3 percent and comparable store sales decreased 4 percent. For the six months ended July 31, 1999, catalog sales increased 3 percent on a circulation increase of 4 percent.

COST OF GOODS SOLD - Gross profit percentage remained strong and was comparable to the prior year in the second quarter and has increased .9 percent of sales for the first six months of 1999. The gross profit improvement was primarily the result of higher maintained margins in nearly all product categories (except suits) and strong inventory management. Gross profit percent increased in the stores and decreased slightly in the catalog business.

The gross profit increase of 1.8 percent of sales that was generated in the first quarter of 1999 did not continue into the second quarter of 1999. The Company was more promotional in the second quarter as it was clearing excess inventories that remained after the weak March (first quarter) promotion. As a result of this clearance activity, the Company's comparable store inventory levels are lower than last year. The Company expects gross profit percentage to be strong in the second half of 1999.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99


GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased as a percent of sales in the second quarter and six months ended July 31, 1999 compared to the same period in 1998. The decrease relates primarily to reductions in travel expense, insurance and incentive compensation. During the periods, the Company had increases in payroll to support new stores and in the new Corporate Sales Division.

SALES AND MARKETING EXPENSES - Sales and marketing expense increased in the second quarter and six months ended July 31, 1999 compared to last year due primarily to an increase in marketing expense and additional store occupancy and payroll costs in new stores. The higher marketing expense was primarily attributable to increased radio and newspaper advertising as the Company determined that it was necessary to build momentum of traffic in the stores after the weak March promotion. The higher store occupancy and payroll costs relate to additional stores opened since the second quarter of 1998. These costs were not adequately leveraged as the new stores have not fully matured.

STORE OPENING COSTS - Store opening costs decreased in the second quarter and six months ended July 31, 1999 as the Company opened three stores during the first six months of 1999 compared to nine in the same period in 1998.

ONE-TIME CHARGE - During the second quarter of 1999, the Company's Chairman and CEO retired and the Company recorded a one-time charge of approximately $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees -- primarily recruiting and related expenses -- that were incurred in the second quarter of 1999. Additional expenses may be incurred beyond the second quarter of 1999 related to recruiting, hiring and potential relocation of a new CEO.

INTEREST EXPENSE - Interest expense was lower during the second quarter and six months ended July 31, 1999 compared to the same period in 1998. This improvement was due primarily to a reduction of approximately $5 million in total debt outstanding during 1999 compared to the same period in 1998.

INCOME TAXES - At July 31, 1999, the Company had approximately $6 million of tax net operating loss carryforwards (NOLs) which expire through 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs.

LIQUIDITY AND CAPITAL RESOURCES - At July 31, 1999 the Company had outstanding borrowings of $10.0 million with $24.6 million of availability under its Credit Agreement compared to borrowings of $17.9 million and availability of $23.7 million at the same time last year. The increase in availability was generated principally by cash provided by operating activities during the preceding twelve months.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99


The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                       Six  Months Ended
                                                   July 31,          August 2,
Cash provided by (used in):                          1999               1998
                                                     ----               ----

              Operating activities               $    (1,220)      $    (1,874)
              Investing activities                    (3,564)           (3,428)
              Financing activities                     4,872             5,941
              Discontinued operations                      2              (429)
                                                       -----             -----
Net increase in cash and cash equivalents        $        90      $        210
                                                       =====             =====
Cash used by operating activities was due primarily to higher inventory levels to support new stores. Cash used in investing activities relates primarily to build-out costs for new stores, renovation and relocation of existing stores and initial payments on the Company's new $2.1 million Point-of-Sale (POS) system which is to be installed in 1999. Cash provided by financing activities represents primarily borrowings on the revolving portion of the Credit Agreement. The net cash provided by discontinued operations was due primarily to a reduction in the trade receivable partially offset by payments for severance and vacation.

The Company expects to spend between $6.5 million and $7.0 million on capital expenditures in 1999, primarily to open 5 new stores in 1999, to relocate or renovate 10 existing stores and install a new $2.1 million POS system. The Company expects that the new POS system will significantly enhance customer service and will ultimately improve the Company's ability to target direct mailing advertising to its customers.

The capital expenditures are being financed through operations, the Credit Agreement and fixture leasing arrangements. The Company believes that its current liquidity and its Credit Agreement will be adequate to support its current working capital and investment needs.

The Company expects to continue to devote significant efforts for the balance of this year to ensure that its business-critical systems are "Year 2000 compliant". The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to accurately interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

In 1998 the Company performed an assessment of its systems in order to identify Y2K issues and identified its business-critical area of exposure to be: (a) merchandising and financial, (b) point-of-sale, (c) cash management, (d) catalog, (e) warehouse management, and (f) third party relationships. Most of the Company's applications operate on two IBM AS/400 hardware configurations and are "off-the-shelf" packages with modifications and interfaces made by the Company. The Company also relies on personal computers to prepare detailed analysis. The Company believes that by installing the vendor-developed upgrades to the latest versions of its existing systems and re-working its modifications and interfaces, most of the Y2K issues should be corrected. The vendors for the merchandising, general ledger and catalog applications have certified that the updated versions of their systems are Y2K compliant.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99


The Company completed the installation of the latest versions of its systems in June 1999. In accordance with this plan, in August, 1998, the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance). In May 1999, the Company installed the latest version of its Catalog system and the system is operating well. The payroll and human resources system has also been upgraded to a Y2K compliant version. While the current POS system is Y2K compliant, the Company is installing a new POS system which is expected to be installed by the end of September 1999. The Company expects to finalize the related Y2K testing for all applications throughout the remainder 1999.

The Company has identified certain third parties who supply product to the Company. These parties do not expect to have any significant disruptions to deliveries as a result of Y2K issues. However, to minimize the risk of delivery shortages, the Company has scheduled early deliveries to receive between $3 million to $4 million of additional inventory for the Spring 2000 season prior to yearend.

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

Should these efforts not be successful, the Y2K problems could have a material impact on the operations of the Company. Although there is a high level of confidence that these efforts will be successful, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. The Company is developing a formal contingency plan should any of its critical systems not operate in the Year 2000 and expects to complete this aspect of the Y2K project in the second half of 1999.

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


PART II.      OTHER INFORMATION


Item 6.  Exhibit
----------------

(a)           Exhibit 27 - Financial Data Schedule

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/31/99

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 1999                   Jos. A. Bank Clothiers, Inc.
                                            (Registrant)




                                            /s/ David E. Ullman
                                            -------------------------------
                                            David E. Ullman
                                            Executive Vice President, Chief
                                            Financial Officer