Form 10-Q
period 1999-10-30
BANK JOS A CLOTHIERS INC /DE/
filed 1999-12-14
CIK 920033

United States Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    October 30, 1999
                                   --------------------
                          or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number        0-23874
                              -------------

                          Jos. A. Bank Clothiers, Inc.

          Delaware                    5611                    36-3189198
          --------                    ----                    ----------
    (State incorporation)       (Primary Standard          (I.R.S. Employer
                                    Industrial              Identification
                                 Classification                 Number)
                                   Code Number)

   500 Hanover Pike, Hampstead, MD                             21074-2095
   -------------------------------                             ----------

                                      none
                              ------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ x ]    No [   ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                             Outstanding as of December 7, 1999
  ----------------------------                ----------------------------------

  Common stock. $.01 par value                           6,830,027

                          Jos. A. Bank Clothiers, Inc.

                                      Index

Part I.  Financial Information                                                              Page No.
         ---------------------                                                              --------

         Item 1.           Financial Statements

                           Condensed Consolidated Statements                                      3
                             of Operations - Three and Nine Months
                             ended October 30, 1999 and
                             October 31, 1998

                           Condensed Consolidated Balance                                         4
                             Sheets - as of October 30, 1999 and
                             January 30, 1999

                           Condensed Consolidated Statements                                      5
                             of Cash Flows -Nine Months
                             ended October 30, 1999 and
                             October 31, 1998

                           Notes to Condensed Consolidated                                     6-10
                             Financial Statements

         Item 2.           Management's Discussion and Analysis                               10-15
                             of Results of Operations and
                             Financial Condition

Part II. Other Information
         -----------------

         Item 6.           Exhibits and Reports on Form 8-K                                      16

                             (a) Exhibits - Exhibit 27-Financial Data
                                 Schedule (EDGAR filing only)

Signatures                                                                                       17
----------                                                                                       --

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                          --------------------------       --------------------------
                                                           Oct. 30,       Oct. 31,           Oct. 30,      Oct. 31,
                                                              1999          1998                1999         1998
                                                          ----------     -----------        ----------    -----------
Net sales                                                 $    43,739    $    44,584        $   131,549   $   129,914
Costs and expenses:
     Cost of goods sold                                        22,177         22,268             66,603        66,176
     General and administrative                                 4,866          4,618             13,506        13,424
     Sales and marketing                                       16,596         15,552             49,066        44,598
     Store opening costs                                           77            180                139           541
     One-time charge:
        Executive payout and other costs                           --             --              2,177            --
                                                           ----------     -----------        ----------    -----------
                                                               43,716         42,618            131,491       124,739
                                                           ----------     -----------        ----------    -----------

Operating  income                                                  23          1,966                 58         5,175

Interest expense, net                                             409            535                984         1,409
                                                           ----------     -----------        ----------    -----------

Income (loss) from continuing operations
     before provision for income taxes                          (386)          1,431              (926)         3,766
Provision (benefit) for income taxes                            (150)          (807)              (361)           103
                                                           ----------     -----------        ----------    -----------

Income (loss) from continuing operations                        (236)          2,238              (565)         3,663
Loss from discontinued operations (net of tax)                     --             --                 --          (51)
                                                           ----------     -----------        ----------    -----------

        Net income (loss)                                   $   (236)    $     2,238        $     (565)   $     3,612
                                                           ==========     ===========        ==========    ===========

Earnings per share:
Income (loss) from continuing operations:
     Basic                                                $    (0.03)    $      0.33        $    (0.08)   $      0.54
     Diluted                                              $    (0.03)    $      0.32        $    (0.08)   $      0.53
Discontinued operations (net of tax):
     Basic                                                $        --    $        --        $        --   $     (.01)
     Diluted                                              $        --    $        --        $        --   $     (.01)
Net income (loss):
     Basic                                                $    (0.03)    $      0.33        $    (0.08)   $      0.53
     Diluted                                              $    (0.03)    $      0.32        $    (0.08)   $      0.52
Weighted average shares outstanding:
     Basic                                                      6,792          6,791              6,792         6,791
     Diluted                                                    6,792          6,946              6,792         6,958

                             See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)



                                                                         October 30,                January 30,
                                                                             1999                      1999
                                                                         ------------              ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $        765              $        748
   Accounts receivable                                                          3,918                     2,808
Inventories:
   Raw materials                                                                4,646                     5,178
   Finished goods                                                              53,080                    39,650
                                                                         ------------              ------------
     Total inventories                                                         57,726                    44,828
                                                                         ------------              ------------

Prepaid expenses and other
   current assets                                                               5,854                     4,189
Deferred income taxes                                                           3,660                     2,883
                                                                         ------------              ------------
     Total current assets                                                      71,923                    55,456
                                                                         ------------              ------------

Property, plant and equipment,
   at cost                                                                     55,707                    51,779
Accumulated depreciation and
   amortization                                                               (29,253)                  (27,232)
                                                                         ------------              ------------
     Net property, plant and equipment                                         26,454                    24,547
                                                                         ------------              ------------

Deferred income taxes                                                           1,970                     2,000
Other assets                                                                      328                       512
                                                                         ------------              ------------
TOTAL ASSETS                                                             $    100,675              $     82,515
                                                                         ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                      $     15,588              $     14,012
   Accrued expenses                                                            13,976                    12,504
   Current portion of long-term debt                                            1,016                     1,111
   Net current liabilities of
       discontinued operations                                                    759                       767
                                                                         ------------              ------------
     Total current liabilities                                                 31,339                    28,394

Long-term liabilities                                                          27,463                    11,808
                                                                         ------------              ------------

     TOTAL LIABILITIES                                                         58,802                    40,202
                                                                         ------------              ------------

Shareholders' equity:
   Common stock                                                                    70                        70
   Additional paid-in capital                                                  56,518                    56,393
   Accumulated deficit                                                       (12,795)                  (12,230)
                                                                         ------------              ------------
                                                                               43,793                    44,233
Less treasury stock                                                           (1,920)                   (1,920)
                                                                         ------------              ------------

   TOTAL SHAREHOLDERS' EQUITY                                                  41,873                    42,313
                                                                         ------------              ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    100,675              $     82,515
                                                                         ============              ============

     See accompanying notes.

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                                 Nine Months Ended
                                                                      -----------------------------------------
                                                                         October 30,               October 31,
                                                                           1999                      1998
                                                                       ------------              -------------
Cash flows from operating activities:
   Net income (loss)                                                   $       (565)             $       3,612
   Loss from discontinued operations                                              --                        51
                                                                       -------------             -------------
   Income (loss) from continuing operations                                    (565)                     3,663
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Increase in deferred taxes                                                  (747)                     (299)
   Depreciation and amortization                                               2,917                     2,854
   Stock based compensation                                                       63                        44
   Net increase in operating working capital                                (12,463)                   (9,646)
                                                                       -------------             -------------

     NET CASH USED IN OPERATING ACTIVITIES
        OF CONTINUING OPERATIONS                                            (10,795)                   (3,384)
                                                                       -------------             -------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (4,824)                   (5,012)
                                                                       -------------             -------------

     NET CASH USED IN INVESTING ACTIVITIES
        OF CONTINUING OPERATIONS                                             (4,824)                   (5,012)
                                                                       -------------             -------------

Cash flows from financing activities:
   Borrowings under long-term Credit Agreement                                49,319                    33,416
   Repayment under long-term Credit Agreement                               (33,496)                  (24,540)
   Borrowings of other long-term debt                                             --                       277
   Repayment of other long-term debt                                           (241)                     (241)
   Sale of Common Stock                                                           62                        --
                                                                       -------------             -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES
       OF CONTINUING OPERATIONS                                               15,644                     8,912
                                                                       -------------             -------------

Net cash used in discontinued operations                                         (8)                     (191)
                                                                       -------------             -------------
Net increase in cash and cash equivalents                                         17                       325

Cash and cash equivalents - beginning of period                                  748                       564
                                                                       -------------             -------------

Cash and cash equivalents - end of period                              $         765             $         889
                                                                       =============             =============

                             See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q, 10/30/99


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

     Reclassifications - Certain reclassifications have been made to the October 31, 1998 financial statements in order to conform with the October 30, 1999 presentation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q, 10/30/99

3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:


                                                                                       Nine Months Ended
                                                                                 ----------------------------
                                                                                   Oct. 30,        Oct. 31,
                                                                                     1999            1998
                                                                                 -----------      -----------

         Increase in accounts receivable                                         $    (1,110)     $    (1,462)
         Increase in inventories                                                     (12,898)         (11,748)
         Increase in prepaids and other assets                                        (1,481)          (1,395)
         Increase in accounts payable                                                  1,576            1,434
         Increase in accrued expenses and
         other liabilities                                                             1,450            3,525
                                                                                 -----------      -----------

         Net increase in operating working capital                               $   (12,463)     $    (9,646)
                                                                                 ===========      ===========

4.   EARNINGS PER SHARE

     Earnings Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:


                                                         Three Months Ended                  Nine Months Ended
                                                      -----------------------            -------------------------
                                                      Oct. 30,       Oct. 31,             Oct. 30,        Oct. 31,
                                                        1999          1998                  1999           1998
                                                        -----         -----                 -----          -----
         Weighted average shares
            outstanding for basic EPS                   6,792         6,791                 6,792          6,791


         Diluted EPS:
         Dilutive effect of
           common stock equivalents                        --           155                    --            167
                                                        -----         -----                 -----          -----

         Weighted average shares
           outstanding for diluted EPS                  6,792         6,946                 6,792          6,958
                                                        =====         =====                 =====          =====

     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C. Form 10-Q, 10/30/99

5.       DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations is as follows (in thousands):


                               Three Months Ended            Nine Months Ended
                           --------------------------     -----------------------
                            Oct. 30,        Oct. 31,       Oct. 30,      Oct. 31,
                              1999          1998              1999          1998
                              ----          ----              ----          ----

Loss before income taxes   $      --     $      --         $        --     $(84)
Net loss                   $      --     $      --         $        --     $(51)


                                                     As of           As of
                                                   Oct. 30,         Jan. 30,
                                                     1999             1999
                                                  ----------      -----------

Current  assets                                   $      456      $     1,159
Less current liabilities                               1,215            1,926
                                                  ----------      -----------
Net current (liabilities)                         $     (759)     $      (767)
                                                  ==========      ===========

Noncurrent assets                                 $      241      $       241
Noncurrent liabilities                                   241              241
                                                  ----------      -----------
Net noncurrent assets                             $       --      $        --
                                                  ==========      ===========

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

Net current and noncurrent assets/liabilities of discontinued operations noted above includes receivables, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.


6.  SEGMENT REPORTING

The Company has two reportable segments: full line stores and catalog direct marketing (including internet). While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the Company's January 30, 1999 Annual report on Form 10K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog), interest and income taxes. Certain segment data is presented in the following table:

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99


THREE MONTHS ENDED OCTOBER 30, 1999                  Full line        Catalog Direct
(in thousands)                                        Stores             Marketing             Other               Total
                                                  -------------       -------------       ------------        -------------
    Net sales                                     $      36,700       $       4,923       $      2,116   (a)  $      43,739
    Depreciation and amortization                           793                   4                201                  998
    Operating income (b)                                  4,945                 475            (5,397)                   23

THREE MONTHS ENDED OCTOBER 31, 1998
(in thousands)

    Net sales                                     $      37,629       $       4,938       $      2,017   (a)  $      44,584
    Depreciation and amortization                           725                   4                263                  992
    Operating income (b)                                  6,097                 693            (4,824)                1,966


NINE MONTHS ENDED OCTOBER 30, 1999                    Full line       Catalog Direct
(in thousands)                                           Stores          Marketing               Other                Total
                                                  -------------       -------------       ------------        -------------
    Net sales                                     $     110,316       $      15,815       $      5,418   (a)  $     131,549
    Depreciation and amortization                         2,299                  11                604                2,914
    Operating income (b)                                 14,950               1,624           (16,516)                   58

NINE MONTHS ENDED OCTOBER 31, 1998
(in thousands)

    Net sales                                     $     108,879       $      15,557       $      5,478   (a)  $     129,914
    Depreciation and amortization                         2,074                  11                769                2,854
    Operating income (b)                                 16,808               2,324           (13,957)                5,175

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


7.       EXECUTIVE PAYOUT AND OTHER COSTS

During the second quarter of 1999, the Company's Chairman/CEO retired and the Company recorded a one-time charge of approximately $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees -- primarily recruiting and related expenses -- that were incurred in the second quarter of 1999. This charge reduced basic earnings per share by $.20, net of tax, in the second quarter of 1999.

The Company will also incur a charge of up to $.9 million in the fourth quarter of 1999 related to a) the payout to its former President who left the Company in November, 1999 (approximately $.4

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99

million), b) the discontinuation of its Corporate Decorated business (approximately $.2 million) and c) relocation costs for several new officers ($.3 million). The charge for the President includes a cash payment as well as the write-off of notes receivable. The relocation costs will be expensed as incurred, with substantially all expenses expected in the fourth quarter of 1999. These charges would reduce basic earnings per share by approximately $.08, principally in the fourth quarter of 1999.

8.  ISSUANCE OF OPTIONS

Effective November, 1999, the Company hired a new CEO. The new CEO's contract terms include, among other provisions, a stock option grant (the "Options") to purchase up to 600,000 shares (the "Option Shares") of the Company's stock at the average per share closing price of the Company's Common Stock for the 30 day trading period commencing ten trading days prior to the CEO's start date. The actual exercise price was determined to be $3.4032 per share. The option shares and price are subject to adjustment in the event that the outstanding shares of Common Stock of the Company are subsequently changed by reason of reorganization, merger, consolidations, recapitalization, or other similar equity transaction. The options shall vest and become exercisable as follows: a) 200,000 of the options are currently vested, b) an additional 200,000 become vested on November 1, 2000 and c) 200,000 become vested on the earlier of September 30, 2009 and the first date after which the average closing price of the Common Shares for any consecutive 90-day period equals or exceeds $8.00 per share and will not be exercisable after November 1, 2009. Upon the occurrence of a change in control (as defined in the new CEO's employment agreement), any then invested installments of the Option shall vest and become immediately exercisable.

In addition, the Company hired an executive in December, 1999 whose contract terms include a stock option grant (the "Options") to purchase up to 50,000 shares (the "Option Shares") of the Company's stock at $3.00 per share. Currently 25,000 options are vested and the remaining 25,000 become vested on December 6, 2000 and will not be exercisable after December 6, 2009.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 30, 1999.

OVERVIEW - For the third quarter ended October 30, 1999, the Company recorded a net loss of $236,000 ($.03 per share) compared to net income of $2,238,000 ($.32 per share) in the same period in 1998. The results noted above for 1998 include a one-time tax benefit of $.20 per share. The results for the third quarter of 1999 were negatively impacted by weak sales in September as there was softness in suit sales and more than half of the Company's stores were affected by severe hurricane conditions along the east coast. The Company had projected a decline in suit sales in 1999 as it continued its transition to expand its merchandise offering; however, the decline was greater than projected.

For the nine months ended October 30, 1999, the Company had a net loss of $565,000 ($.08 per share) compared to net income of $3,612,000 ($.52 per share) for the same period in 1998. These results include a one-time charge of approximately $1.3 million net of tax ($.20 per share) in 1999 for costs incurred for the retirement of its former Chairman and a benefit of $1.4 million ($.20 per

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99


share) in 1998 related to income taxes. Excluding one-time items, the Company's net income from recurring operations was $763,000 ($.11 per share) for the nine months ended October 30, 1999 compared to net income of $2.298,000 ($.33 per share) in the same period in 1998.

The decreased nine month earnings in 1999 compared to 1998 relate principally to the results from the first and third quarters of 1999. The first quarter of 1999 was negatively impacted by a new promotion that was run in March 1999 and failed to increase traffic in the stores. The promotion was discontinued in late March and the Company reversed the negative sales trend in the second quarter.

While the results for the first nine months of 1999 were below 1998, the fourth quarter of 1999 has started strongly with a comparable store sales increase of
5.7 percent in November and solid catalog and internet sales.

The Company's availability under its Credit Agreement was $23.4 million as of October 30, 1999, which was $.9 million lower that the same time last year. The slight decrease in availability compared to 1998 relates to investments in new stores and a new $2.1 million point-of-sale system.

The Company has opened 35 new stores since late 1996, including five new stores in 1999. The Company has 108 stores as of October, 1999.

RESULTS OF OPERATIONS - The following table is derived from the Company's condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.


                                                            Percentage of Net Sales              Percentage of Net Sales
                                                               Three Months Ended                   Nine Months Ended
                                                            -------------------------           -------------------------
                                                             Oct. 30,       Oct. 31,             Oct. 30,        Oct. 31,
                                                               1999           1998                 1999            1998
                                                               -----          -----                -----           -----
Net Sales.................................................     100.0%         100.0%               100.0%          100.0%
Cost of goods sold........................................      50.7           49.9                 50.6            50.9
                                                               -----          -----                -----           -----

Gross profit..............................................      49.3           50.1                 49.4            49.1
General and administrative expenses.......................      11.1           10.4                 10.3            10.3
Sales and marketing expenses..............................      37.9           34.9                 37.3            34.3
Store opening costs.......................................       0.2            0.4                  0.1             0.4
Executive payout and other costs..........................        --             --                  1.7              --
                                                               -----          -----                -----           -----
Operating income..........................................       0.1            4.4                  0.0             4.0
Interest expense, net.....................................       0.9            1.2                  0.7             1.1
                                                               -----          -----                -----           -----

Income from continuing operations
   before income taxes....................................      (0.8)           3.2                 (0.7)            2.9
Provision (benefit) for income taxes .....................      (0.3)          (1.8)                (0.3)             --
                                                               -----          -----                -----           -----
Income from continuing operations.........................      (0.5)           5.0                 (0.4)            2.9
Loss from discontinued operations, net....................        --             --                   --            (0.1)
                                                               -----          -----                -----           -----
Net income (loss).........................................      (0.5)%          5.0%                (0.4)%           2.8%
                                                               =====          =====                =====           =====

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99

NET SALES - Total sales in the third quarter of 1999 decreased 1.9% to $43.7 million compared to $44.6 million in 1998. This reduction in sales was due primarily to a comparable store decrease of 6.2% for the quarter. The lower store sales were primarily impacted by poor sales in September whereas October sales increased. Total sales in the nine months ended October 30, 1999 increased
1.3 % to $131.5 million compared to $129.9 million in 1998. Comparable store sales decreased 4.6% during the same period compared to 1998.

Catalog/internet sales in the third quarter decreased slightly (.3%) due to a shift of certain catalog mailings into the fourth quarter of 1999. For the nine months ended October 30, 1999, catalog/internet sales increased 1.7% with internet sales continuing to achieve strong increases.

COST OF GOODS SOLD - Gross profit percent fell .8% in the third quarter to 49.3% from 50.1% in 1998. This decrease was due to lower margins in tailored clothing and shoes. Most other categories, including sportswear, shirts and ties generated gross profit percent gains in the third quarter. Gross profit percent decreased as the Company became more aggressive in its pricing in response to the September sales shortfall.

GENERAL AND ADMINISTRATIVE EXPENSES - Generally and administrative expenses in the third quarter increased slightly as a percent of sales to 11.1% from 10.4% in 1998, principally as a result of less leverage on the lower sales volume. Total expenditures increased in 1999 primarily for overhead for the Corporate Decorated business and professional fees. During the nine months ended October 30, 1999, general and administrative expenses remained unchanged as a percent of sales compared to the same period in 1998.

SALES AND MARKETING EXPENSES - Sales and marketing expenses increased in the third quarter and nine months ended October 30, 1999 compared to last year due primarily to an increase in marketing expense and additional store occupancy and payroll costs in new stores. The higher marketing expense was primarily attributable to increased radio and newspaper advertising needed to increase customer traffic in the stores. The higher store occupancy and payroll costs relate to additional stores opened since the second quarter of 1998. These costs were not adequately levered as the new stores have not fully matured.

STORE OPENING COSTS - Store opening costs decreased in the third quarter and nine months ended October 30, 1999 as the Company opened five stores during the first nine months of 1999 compared to fourteen in the same period in 1998.

ONE-TIME CHARGES - During the second quarter of 1999, the Company's Chairman and CEO retired and the Company recorded a one-time charge of approximately $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees -- primarily recruiting and related expenses -- that were incurred in the second quarter of 1999.

The Company will also incur a charge of up to $.9 million in the fourth quarter of 1999 related to a) the payout to its former President who left the Company in November, 1999 (approximately $.4 million), b) the discontinuance of its Corporate Decorated business (approximately $.2 million) and c) relocation costs for several new officers ($.3 million). The charge for the President includes a cash payment as well as the write-off of notes receivable. The relocation costs will be expensed as incurred, with substantially all expenses expected in the fourth quarter of 1999. These charges would reduce basic earnings per share by approximately $.08, principally in the fourth quarter of 1999.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99

INTEREST EXPENSE - Interest expense was lower during the third quarter and nine months ended October 30, 1999 compared to the same period in 1998. This improvement was due primarily to a reduction in average total debt outstanding during 1999 compared to the same period in 1998.

INCOME TAXES - At October 30, 1999, the Company had approximately $6 million of tax net operating loss carryforwards (NOLs) which expire through 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs. During the third quarter of 1998, the Company eliminated the $1.4 million valuation reserve reflecting the Company's expectation that all of the NOL's will be utilized prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES - At October 30, 1999 the Company had outstanding borrowings of $19.7 million with $23.4 million of availability under its Credit Agreement compared to borrowings of $17.3 million and availability of $24.3 million at the same time last year. The decrease in availability relates to investments in new stores and a new $2.1 million point-of-sale system.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                       Nine  Months Ended
                                                  -----------------------------
                                                    Oct. 30,          Oct. 31,
Cash provided by (used in):                           1999              1998
                                                  -------------     -----------
              Operating activities                $     (10,795)    $    (3,384)
              Investing activities                       (4,824)         (5,012)
              Financing activities                       15,644           8,912
              Discontinued operations                        (8)           (191)
                                                  -------------     -----------
Net increase in cash and cash equivalents         $          17     $       325
                                                  =============     ===========

Cash used by operating activities increased primarily due to higher inventory levels to support new stores and as a result of lower-than-expected sales. Cash used in investing activities relates primarily to a) build-out costs for new stores, b) renovation and relocation of existing stores and c) initial payments on the Company's new $2.1 million Point-of-Sale (POS) system which became operational in all stores in the fourth quarter of 1999. Cash provided by financing activities represents primarily borrowings on the revolving portion of the Credit Agreement. The net cash provided by discontinued operations was due primarily to a reduction in the trade receivable partially offset by payments for severance and vacation.

The Company expects to spend between $6.0 million and $6.5 million on capital expenditures in 1999, primarily to open 5 new stores in 1999, to relocate or renovate 6 existing stores and install the new $2.1 million POS system. The Company expects that the new POS system will significantly enhance customer service and will ultimately improve the Company's ability to target direct mailing and other advertising to its customers.

The capital expenditures are being financed through operations, the Credit Agreement and fixture leasing arrangements. The Company believes that its current liquidity and its Credit Agreement will be adequate to support its current working capital and investment needs.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99

YEAR 2000 COMPLIANCE - The Company has devoted significant efforts for the past year and one-half to ensure that its business-critical systems are "Year 2000 compliant". The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to accurately interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

In 1998 the Company performed an assessment of its systems in order to identify Y2K issues and identified its business-critical areas of exposure to be: (a) merchandising and financial, (b) point-of-sale, (c) cash management, (d) catalog, (e) warehouse management, and (f) third party relationships. Most of the Company's applications operate on two IBM AS/400 hardware configurations and are "off-the-shelf" packages with modifications and interfaces made by the Company. The Company also relies on personal computers to prepare detailed analysis. The

Company believes that by installing the vendor-developed upgrades to the latest versions of its existing systems and re-working its modifications and interfaces, most of the Y2K issues should be corrected. The vendors for the merchandising, general ledger and catalog applications have certified that the updated versions of their systems are Y2K compliant.

The Company completed the installation of the latest versions of its systems in June 1999. In accordance with this plan, in August, 1998, the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance). In May 1999, the Company installed the latest version of its Catalog system and the system is operating well. The payroll and human resources system has also been upgraded to a Y2K compliant version. While the prior POS system was believed to be Y2K compliant, the Company installed the new POS system in 1999 to obtain the additional features of the new system. The Company is finalizing the related Y2K testing for all applications.

The Company has identified certain third parties who supply product to the Company. These parties do not expect to have any significant disruptions to deliveries as a result of Y2K issues. The Company believes that the projected year end inventory should be sufficient to support the critical needs of the business into early 2000.

The Company has also reviewed its less critical and non-Information Technology areas such as security and phone systems, etc., and has determined that these items are substantially Y2K compliant and does not anticipate any major disruptions.

Should these efforts not be successful, the Y2K problems could have a material impact on the operations of the Company. Although there is a high level of confidence that these efforts will be successful, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. The Company has developed a contingency plan should any of its critical systems not operate in the Year 2000.

The Company estimates that it has spent approximately $1.0 million (representing a combination of capital and expense) on these upgrades between 1998 and 1999, although an exact amount related to Y2K compliance cannot be measured because many of the upgrades include increased functionality as well as Y2K compliance. The full year 1999 expense is estimated to be approximately $.3 million which is about the same as in 1998.

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99

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

PART II.      OTHER INFORMATION

Item 6.  Exhibit

      Exhibit 10.16      - Employment Agreement, dated November 1, 1999 between
                           Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.

      Exhibit 10.17      - Employment Agreement, dated November 30, 1999 between
                           Robert Hensley and Jos. A. Bank Clothiers, Inc.

      Exhibit 27         - Financial Data Schedule

                                                    Jos. A. Bank Clothiers, Inc.
                                                    S.E.C.Form 10-Q 10/30/99

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 1999                          Jos. A. Bank Clothiers, Inc.
                                                           (Registrant)




                                                  /s/David E. Ullman
                                                  ---------------------------
                                                  David E. Ullman
                                                  Executive Vice President,
                                                  Chief Financial Officer