Form 10-K
period 2000-01-29
BANK JOS A CLOTHIERS INC /DE/
filed 2000-04-28
CIK 920033

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended January 29, 2000 ("Fiscal 1999").

[  ]  Transition Report Pursuant To Section 13 or 15(d) of The Securities
Exchange Act of 1934 for the transition period       from            to.


                       [Commission file number 0-23874]

                         JOS. A. BANK CLOTHIERS, INC.
                         ----------------------------
           (Exact name of registrant as specified in its character)

                  Delaware                                                                     36-3189198
                  --------                                                                     ----------
          (State of Incorporation)                                                 (I.R.S. Employer Identification No.)


              500 Hanover Pike, Hampstead, MD                                                     21074
              -------------------------------                                                     -----
          (Address of principal executive offices)                                              (zip code)

                                                         (410) 239-2700
                                                         --------------
                                      (Registrant?s telephone number, including area code)


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

Yes X     No ___
    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (?NASDAQ?) National Market System at April 20, 2000 was approximately $28,289,228.

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 20, 2000 was 5,955,627.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Definitive Proxy Statement for Annual Meeting of Shareholders to be held on June 13, 2000 are incorporated by reference into Part III hereof.

Index to the exhibits appears on Pages 12 and 13.

                                    PART I
Item 1.   BUSINESS
          --------

General

          Jos. A. Bank Clothiers, Inc., ("Jos. A. Bank" or the "Company"), established in 1905, is a multi-channel retailer of men's tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 100 Company-operated retail stores and 10 franchise stores located throughout the Northeast, Midwest, South and Mid-Atlantic regions of the U.S., as well as through the Company's nationwide catalog and Internet (www.josbank.com) operations. The Company initiated the Internet site in 1997 and has taken customer orders through the Internet since August, 1998.

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

Strategy

          The Company's strategy is to further enhance its competitive position in men's proprietary label, updated apparel, and to capitalize on the strength of the Jos. A. Bank name and reputation by offering its customers multiple convenient channels to purchase product, including its 110 retail stores, Internet site and catalog.

          Multi-Channel Retailing. The Company's strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the Internet or catalog. The Company believes the synergy between its stores, its Internet site and catalog offers an important convenience to its customers and a competitive advantage to the Company. The Company believes it has significant opportunity to leverage the three channels of selling by promoting each channel together to create awareness of the brand. For example, the Company recently began promoting its Internet site in its stores, catalog and media advertising without incurring substantial costs to create the promotions. Conversely, the Internet site provides store location listings and will be used as a promotional source for the stores and catalog in the future. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.

     Store Growth. The Company believes it has substantial opportunity to increase its store base by adding stores in its existing markets and entering new markets. The Company opened 32 new full-line stores, 3 factory stores and 3 franchise stores since Spring 1996 and expects to open approximately 75-100 new stores through fiscal 2003. Substantially all of the stores to be opened in the next two years will be placed in existing markets which allows the Company to leverage its existing advertising, management, distribution and sourcing infrastructure. Additional new stores would be opened in new markets such as California, Washington, Arizona, etc., as well as existing markets.

          Internet. The Company's success as a cataloger facilitated the development of on-line selling capabilities in August, 1998, providing a worldwide purchasing audience. While the Internet accounted for less than 1% of the Company's sales in 1999, the Company expects its Internet sales volume to continue to grow at a significant rate.

Sales Channels

          Stores. At April 20, 2000, the Company operated 93 full-line retail stores, 5 factory stores and 2 outlet stores and had 10 franchise locations in a total of 28 states and the District of Columbia. The following table sets forth the region and market of the stores that were open at such date.

                              JOS. A. BANK STORES
                              -------------------

                           Total #                                 Total #
State                    Of Stores           State               Of Stores
-----                    ---------           -----               ---------
Alabama                      2 (a)           Mississippi                1  (a)
Colorado                     2               Missouri                   1
Connecticut                  3               New Jersey                 7
Delaware                     1               New York                   9
Florida                      5               North Carolina             6  (a)
Georgia                      7 (a) (c)       Ohio                       4
Illinois                     6     (a)       Pennsylvania               5  (c)
Indiana                      1               Rhode Island               1
Kansas                       1               South Carolina             1
Kentucky                     1               Tennessee                  3  (a)
Louisiana                    3      (a)      Texas                      11
Maryland                     9  (b) (c)      Virginia                   9  (c)
Massachusetts                3               Washington, D.C            1
Michigan                     4               Wisconsin                  1
Minnesota                    2                                          ---
                                                                TOTAL   110
                                                                        ===

(a)  Indicates one or more franchise stores.
(b)  Indicates one or more outlet stores.
(c)  Indicates one or more factory stores.

          The Company expects its 75-100 projected new stores to provide an additional $90 million in annual sales by the final year (fiscal 2003) of their plan. To increase the assurance that the future new stores would be successful, the Company hired a firm that specializes in real estate selection to analyze the performance of all of its existing store sites. The real estate specialist identified a key factor that appears to point to success of a Jos. A. Bank store -- that the Company's stores that are placed in high-end, specialty retail centers significantly outperform stores that are in strip centers or are freestanding. These specialty centers include current store sites such as Reston, VA, Annapolis, MD and East Cobb, GA.

          The Company has identified approximately 200 sites that fit the profile of the specialty retail centers and expects many more to be developed over the next four years. Jos. A. Bank has identified the first 50 targeted locations and is aggressively pursuing them. The first target will include several stores in Chicago. The Company is aiming to open between 75-100 stores through 2003, including at least six stores in 2000 and up to 18 stores in 2001.

          The Company's store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. In the stores that have been opened in the last four years, 80% of a store's space is dedicated to selling activities, with the rest allocated to stockroom and other support areas. This compares favorably to other Company stores where approximately 65% is dedicated to selling activities. The full-line stores averaged 8,200 square feet at the beginning of fiscal 1997 and averaged 6,400 square feet at the end of fiscal 1999. The Company expects that future stores will vary in size from approximately 4,000 to 7,000 square feet depending on the market.

          The newer stores are designed to utilize regional overflow tailor shops which allows the use of smaller tailor shops within each store. Each full line store has a tailor shop which provides a range of tailoring services. The Company guarantees all the tailoring work. Operating NTS, the company-owned regional tailor shops, has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to NTS. These overflow shops experience higher productivity as the tailors are not interrupted by store personnel during the course of the day. In every store, the store manager and certain additional staff have been trained to fit tailored clothing for alterations.

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

          The Company has two outlet stores which are used to liquidate excess merchandise and offer first quality products at a reduced price. Because of the classic character of the Company's merchandise and aggressive store clearance promotions, historically the Company has not had significant quantities of merchandise to sell through its outlet stores.

          The Company has five factory stores which operate in factory/outlet centers and offer first quality product under the Jos. A. Bank name. Three of the stores were opened since April 1999, while the other two stores were converted outlet stores.

Catalog

          The Company's catalogs offer potential and Existing customers convenience in ordering the Company's merchandise. In fiscal 1999 and 1998 the Company distributed approximately 7.8 and 7.6 million catalogs, respectively, excluding catalogs sent to stores for display and general distribution. In both fiscal 1999 and 1998, catalog sales represented approximately 13% of net sales. The Company divides the year into two merchandise seasons, Spring and Fall, and mails its catalog to active customers as often as every four weeks. Catalog circulation has traditionally included base catalogs offering a representative assortment of the Company's entire range of merchandise.

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

          To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system which automatically updates all files, including the Company's customer mailing list and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's buyers the next day. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company's order entry and fulfillment systems permit the shipment of most orders the following day. Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as UPS priority. The Company replaced its Catalog system in May 1999 which facilitated easier order entry and provides greater customer data, as well as being Y2K compliant.

Internet.

          The Company is committed to growing its Internet business. The Company is establishing solid on-line partnerships that will generate even more exposure for the website. Through a partnership agreement with America Online, Inc.
(AOL), 16 million subscribers can now access the Company's website directly from AOL's shopping page. The Company has also developed advertising and affiliate programs with companies such as AOL, Fashionmall.com and CBS Storerunner, among others. The Company recently committed approximately $1 million to develop a new Internet site. The new site will provide many customer-friendly features such as real-time inventory status, order confirmation, and product search capabilities, among others. The Company expects to "go live" with the new site in the summer of 2000.

          The processing of orders for the Internet is similar to the catalog orders. As such, the Company has an existing infrastructure to service customers efficiently and quickly.

Merchandising

          The Company believes it fills a niche of providing classic, professional men's clothing with impeccable quality at a good price. The Company's merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, business dress and business casual, all sold under the Jos. A. Bank label. Its product offering includes suits, tuxedos, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear. The Company also sells branded shoes from Cole Haan, Johnston & Murphy, and Allen-Edmonds.

          The Company believes its merchandise offering is well positioned to meet the changing trends of dress for its target customer. As the corporate work environment has trended to casual wear, the Company's product offering has been modified to meet the needs of the Jos. A. Bank customer. In 1999, casual wear (which includes sport coats, slacks and sportswear) accounted for 36% of the Company's sales.

          The Company has added new suit styles to its top-of-the-line Signature Collection made of Loro Piana Super 120s fabric, a new benchmark in quality and style. The Company also offers its customers its Business Express line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices, including Super 100s wool and natural stretch wool. The Business Express line allows a customer to buy a suit with minimal alteration and will fit their unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage.

Design and Purchasing

          The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company's merchandising, buying and planning staffs working in conjunction with finished goods suppliers and contract manufacturers. Substantially all products are made to the Company's rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandising buying staff oversees the development of each product in terms of style, color and fabrication. Because the Company's designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers. The process of creating a new garment begins approximately nine months before the product's expected in-stock date.

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

          The Company's planning staff is responsible for providing each channel of business with the correct amount of products at all times.

          The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any piece goods vendor or contract manufacturer other than those discussed in the "Manufacturing" section. During fiscal 1999, Burlington Industries, Inc., Eighteen International 1981, Ltd., HMS International Fabrics Corp. and Warren Corporation, accounted for over 89% of the piece goods purchased by the Company. The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers and contract manufacturers and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. Sourcing under the long-term contract noted in the "Manufacturing" section accounted for 36% of finished product purchases in 1999, of which 52% was paid to the sourcing vendor and the remainder was paid to piece goods suppliers.

Marketing, Advertising and Promotion

          Strategy. Historically, the Company pursued a traditional or mass marketing print and radio approach in support of its retail locations. In 1996, a portion of the print and radio medias was converted to direct mail usage to achieve improved marketing efficiency. Core to each campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at value price points. The Company has a database of over 2.5 million names of people who have previously made a purchase from either the Company's retail store, Internet site or catalog or have requested a catalog from the Company. Of these, over 1.0 million individuals have made such purchase or catalog request in the past 24 months. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

          In the past two years, the Company has made significant investments in its systems which has improved its ability to capture customer purchasing data. The Company plans to increase its use of this data to improve its marketing efficiency.

          Product Specific Sales and Promotional Events. Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. Examples are the trade-in sale whereby a customer receives a fixed dollar amount off the purchase of a suit by "trading-in" an old suit which is donated to charity and the "$199 Suit Sale." These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company stores conduct clearance sales to promote the sale of that season's merchandise.

          Corporate Card. Certain organizations and companies can participate in our corporate card program, through which all of their employees receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all stores as well as for catalog purchases. Over 6,300 companies nationally, from privately-owned to large public companies, are now participating in the program. Participating companies are able to promote the Card as a free benefit to their employees.

          Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates marketed by major premium/incentive companies through its stores and catalogs.

Distribution

          The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then allocated to individual stores, packed for delivery and shipped to the stores, principally by common carrier. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store's size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in the Company stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to catalog customers are also made from the central distribution facility.

Management Information Systems

          In connection with the millennium and to retain a competitive edge, many of the Company's systems have been updated in the last two years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein for a discussion on the systems.

Manufacturing

          In fiscal 1997, the Company manufactured approximately 15% of its merchandise requirements at its two facilities located in Maryland. Prior to the end of fiscal 1997, the Company decided to discontinue its then remaining manufacturing operations and focus on its retailing expertise. (See "Consolidated Financial Statements - Note 12" for a discussion of discontinued manufacturing operations). As of April 18, 1998 (the date of the sale), approximately 370 employees worked at these manufacturing facilities. These employees were transferred to the purchaser of the manufacturing operations (the "Purchaser") and the Company was released from any future obligation to the employees. The Company has agreed to buy certain clothing units from the Purchaser at least through April, 2001 and under certain circumstances through April, 2003, subject to certain conditions and performance criteria. The Company purchased 36% of its merchandise requirements from the Purchaser in fiscal year 1999.

Competition

          The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men's apparel. Among others, the Company's store, Internet and catalog operations compete with Brooks Brothers, Nordstrom and Lands End, as well as competitors in each store's market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

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

Trademarks

          The Company is the owner in the United States of the trademark "Jos.
A. Bank" and "The Miracle Tie Collection". These trademarks are registered in the United States Patent and Trademark Office. A federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company's rights in the trademarks are a significant part of the Company's business. Accordingly, the Company intends to maintain its trademarks and the related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its trademarks in the United States.

          In addition, the Company has registered "josbank.com" and various other internet domain names. The Company intends to renew its domain names from time to time for the conduct and protection of its e-commerce business.

Employees

          As of April 20, 2000, the Company had 1,174 employees.

          As of April 20, 2000, 168 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement was recently extended to April 30, 2003. The Company believes that union relations are good. During the past 50 years, the Company has had only one work stoppage, which occurred approximately 20 years ago. The Company believes that its relations with its non-union employees are also good. A small number of our sales associates are union members.

Item 2.   DESCRIPTION OF PROPERTY
          -----------------------

          The Company owns its distribution and corporate office facility located in the Maryland area, subject to certain financing liens. (See "Consolidated Financial Statements -- Note 5.") The Company believes that its existing facility is well maintained and in good operating condition. The Company also owns one manufacturing facility in Maryland. The table below presents certain information relating to the Company's corporate properties as of April 20, 2000:

                                           Gross        Owned/
Location                                Square Feet     Leased     Primary Function
--------                                -----------     ------     ----------------
Hampstead, Maryland................     210,000         Owned      Corporate offices, distribution center, catalog fulfillment and regional tailoring overflow shop
Baltimore, Maryland./(1)/..........     118,000         Owned      Former coat and pants sewing plant and central pressing

------------------
(1) The property noted above that is located in Baltimore, MD, was sub-leased in connection with the disposition of the manufacturing operations in April, 1998.

          As of April 20, 2000, the Company had 100 Company-operated stores, including its outlet and factory stores, all of which were leased. The full line stores average 6,400 square feet as of the beginning of fiscal 2000, including selling, storage, tailor shop and service areas. The full line stores range in size from approximately 2,600 square feet to approximately 18,855 square feet. The leases typically provide for an initial term of between 5 and 10 years, with renewal options permitting the Company to extend the term for between 5 and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than free standing locations, to make contributions toward the common area operating costs. Most of the Company's lease arrangements provide for an increase in annual fixed rental payments during the lease term.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          The Company has been named as a defendant in legal actions arising from its normal business activities. Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

          On December 14, 1995, the Company filed a Verified Complaint in the United States District Court for the Northern District of Maryland (case No. MJG 95-3826) against J.A.B. of Lexington, Inc. and its principals (the "Defendants") alleging federal trademark infringement, common law trademark and service mark infringement, statutory unfair competition, common law unfair competition, breach of franchise agreement, breach of lease, breach of promissory note and breach of security agreement. Damages sought in the Verified Complaint were unspecified. The Defendants counterclaimed against the Company seeking declaratory judgements, compensatory damages and punitive damages. In March, 2000, the Company settled the dispute at no cost to either party.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matters were submitted to a vote of the Company's security holders during the quarter ended January 29, 2000.


                                    PART II

Item 5.   MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
          ----------------------------------------------------------------
MATTERS
-------

          The Company's Common Stock trades on The Nasdaq Stock Market ("NASDAQ") under the trading symbol "JOSB". The following table sets forth, for the periods indicated, the range of high and low closing prices for the Common Stock, as reported on NASDAQ. The approximate high and low closing prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.


                                          Fiscal 1998       Fiscal 1999
                                          ------------      ------------
                                          High    Low       High    Low
                                          -----   -----      -----  -----
       1st Quarter                        $ 8.38  $ 5.75    $ 8.00  $ 6.00
       2nd Quarter                          9.13    6.50      8.13    5.25
       3rd Quarter                          8.00    5.88      5.50    3.00
       4th Quarter                          8.00    5.88      4.00    2.63

1st Quarter (through April 20,  2000)                       $ 4.88  $ 3.19
On April 20, 2000 the closing sale price of the Common Stock was $4.75.

     (b)  Holders of Common Stock
          -----------------------

          At April 20, 2000, there were 143 holders of record of the Company's Common Stock.

     (c)  Dividend Policy
          ---------------

          The Company intends to retain its earnings to finance the development and expansion of its business and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Credit Agreement prohibits the Company from paying cash dividends without prior approval.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

         The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended January 29, 2000 have been derived from the Company's audited Consolidated Financial Statements. Fiscal year 1995 was a 53-week year and all other years consisted of 52-weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     Fiscal Years
                                                              1995         1996          1997         1998         1999
                                                              ----         ----          ----         -----        ----
                                                                          (in thousands, except per share data)
Consolidated Statements of Income (Loss) Information:
Net Sales:
 Men's                                                      $143,459       $ 153,191   $ 172,174   $  187,163     $193,529
 Women's                                                      25,908              --          --           --           --
-----------------------------------------------------------------------------------------------------------------------------

Net Sales (a)                                                169,367         153,191     172,174      187,163      193,529
Cost of goods sold                                           100,589          82,598      92,001       96,281      100,030
-----------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                  68,778          70,593      80,173       90,882       93,499
-----------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
 General and administrative                                   17,326          16,374      17,695       18,806       18,965
 Sales and marketing                                          63,013          50,924      55,609       62,249       67,694
 Store opening costs                                              --             229         301          617          153
 Store repositioning costs                                     3,500 (b)          --          --           --           --
 Executive payouts and other one-time charges                     --              --          --           --        3,102 (e)
-----------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                      83,839          67,527      73,605       81,672       89,914
-----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                      (15,061)          3,066       6,568        9,210        3,585
Interest expense, net                                         (3,444)         (1,946)     (2,501)      (1,762)      (1,346)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
  before income taxes                                        (18,505)          1,120       4,067        7,448        2,239
(Provision) benefit for income taxes                           5,640            (437)     (1,590)      (1,539)(d)     (873)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                     (12,865)            683       2,477        5,909        1,366
Loss on disposal of manufacturing operations,
  net of tax (c)                                                  --              --      (1,512)          --           --
Loss from discontinued operations, net of tax (c)               (321)           (432)       (266)         (51)          --
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                           $(13,186)(a)   $     251   $     699   $    5,858 (d) $  1,366
-----------------------------------------------------------------------------------------------------------------------------

Per Share Information (diluted):
Income (loss) from continuing operations                    $  (1.89)      $    0.10   $    0.36   $     0.85 (d) $   0.20
Loss on disposal of manufacturing operations                      --              --       (0.22)          --           --
Loss from discontinued operations                              (0.05)          (0.06)      (0.04)       (0.01)          --
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share                                 $  (1.94)(a)   $    0.04   $    0.10   $     0.84     $   0.20
-----------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
  outstanding (diluted)                                        6,790          6,824        6,864        6,976        6,892

Balance Sheet Information (As of End of Fiscal Year):
 Working capital                                            $ 35,722       $ 28,989    $  26,142   $   27,062     $ 26,492
 Total assets                                                 89,190         79,604       77,144       82,515       84,751
 Total debt                                                   30,220         18,415       12,999        9,177        9,366
 Total long-term obligations (including debt)                 33,373         21,472       15,105       11,808       11,725
 Shareholders' equity                                         35,445         35,699       36,398       42,313       43,786

(a) In 1995, the Company discontinued its women's product line to concentrate solely on its men's business.
(b) In fiscal 1995, the Company recorded an expense of $3.5 million related to the early adoption of Statement of Financial Accounting Standards No. 121 (regarding the impairment of long-lived assets) and costs to exit certain leases and reposition stores.
(c) Represents disposal of manufacturing operations in 1997. All years presented herein have been restated to reflect this discontinued operations.
(d) Includes a benefit of $1,365 or $.20 per share related to the reversal of a valuation allowance which had been recorded in 1995 related to tax net operating losses.
(e) Represents payouts to the Company's former Chairman/CEO and President, costs to hire and relocate successors, and the costs to discontinue an unprofitable business.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

Overview

       The Company's adjusted income of $.47 per share in fiscal 1999 (before the $3.1 million one-time charges) decreased compared to $.65 per share (excluding a $.20 per share tax benefit) in fiscal 1998. Prior to 1999, the Company had generated increased profits from continuing operations each year beginning in 1996. However, for the first nine months of fiscal 1999, the Company's operating results were deteriorating and the Company generated a net loss through the third quarter of 1999. The negative results for the first nine months of fiscal 1999 resulted primarily from a comparable store sales decrease of 4.6% and higher marketing costs. In November 1999, the Company hired a new CEO/President who initiated an improved marketing focus for the Company. In the fourth quarter of 1999, the Company generated record earnings (excluding one-time charges) for one quarter. This performance resulted from the highest one month sales in the Company's history in December 1999 and a solid 5.5% comparable store sales increase in the fourth quarter.

       The $3.1 million of one-time charges represent primarily payouts to the Company's former Chairman/CEO and President, costs to hire and relocate successors and the costs to discontinue an unprofitable business.

       In the first two months of fiscal 2000, the Company has generated a 12.6% comparable store sales increase and expects earnings to increase in 2000. The Company expects to open between 4 to 8 new stores during 2000 and is embarking on a plan to open between 75-100 new stores by the end of fiscal 2003. The new stores that have been targeted are mostly in existing markets in specialty retail centers. The Company has determined that its stores perform best in specialty retail centers with co-tenancy of other higher-end retailers.

       The Company is also committed to growing its Internet business, through increased marketing and a state-of-the-art website. The new site is expected to "go live" in the summer of 2000 and has many features that the current site lacks, such as real-time inventory status, order confirmation and product search capabilities.

       The Company's Credit Agreement expires in April, 2001 based on its original term. The Company expects to obtain extended financing prior to the end of 2000 and does not anticipate any problems obtaining its financing however there can be no assurance that such financing will be obtained on acceptable terms. In April 2000, the Company repurchased 896,400 shares of its outstanding Common Stock from a shareholder at a cost of $3.1 million ($3.50 per share). The shares will be placed in treasury at cost. These shares represented approximately 13% of the then-outstanding 6,852,000 shares. The purchase was financed using funds borrowed under its Credit Agreement.

       The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, has decreased to $26.4 million at April 20, 2000 compared to $28.4 million at the same time in 1999. Total bank debt increased to $9.9 million at April 20, 2000 compared to $8.6 million at the same time in 1999.

Results of Operations

       The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.

                                                                  Percentage Of Net Sales
                                                                       Fiscal Years
                                                                1997       1998      1999
                                                                ----       ----      ----
     Net Sales                                                 100.0%     100.0%    100.0%
     Cost of goods sold                                         53.4       51.4      51.7
     ----------------------------------------------------------------------------------------
     Gross profit                                               46.6       48.6      48.3
     General and administrative expenses                        10.3       10.0       9.8
     Sales and marketing expenses                               32.3       33.3      35.0
     Store opening costs                                         0.2        0.3        --
     Executive payouts and other one-time charges                 --         --       1.6
     ----------------------------------------------------------------------------------------

     Operating income                                            3.8        4.9       1.9
     Interest expense, net                                      (1.5)      (0.9)     (0.7)
     ----------------------------------------------------------------------------------------

     Income  from continuing operations before income taxes      2.3        4.0       1.2
     Income taxes                                               (0.9)      (0.8)     (0.5)
     ----------------------------------------------------------------------------------------

     Income  from continuing operations, net of tax              1.4        3.2       0.7
     Loss from discontinued operations, net of tax              (1.0)      (0.1)       --
     ----------------------------------------------------------------------------------------
     Net income                                                  0.4%       3.1%      0.7%
     ----------------------------------------------------------------------------------------

Fiscal 1999 Compared to Fiscal 1998

Net Sales - Net sales increased 3.4% over the prior year to $193.5 million in
---------
fiscal 1999 from $187.2 million in fiscal 1998. The increase in net sales was due primarily to new stores.

Gross Profit - Gross profit as a percent of sales decreased .3 percentage point
------------
to 48.3% in fiscal 1999 from 48.6% in fiscal 1998. The slight decrease was due primarily to the mix of product sold.

General and Administrative Expenses - General and administrative expenses
-----------------------------------
continued to decline as a percent of sales to 9.8% in fiscal 1999 from 10.0% and 10.3% in fiscal years 1998 and 1997, respectively, as the Company continues to leverage its overhead while opening new stores. Total general and administrative expenses increased to $19.0 million in fiscal 1999 compared to $18.8 million in fiscal 1998. Increases in payroll, professional fees, travel and other expenses were partially offset by a $1.6 million reduction in bonus expense.

Sales and Marketing Expense - Sales and marketing expenses increased $5.4
---------------------------
million to $67.7 million in fiscal 1999 from $62.2 million in fiscal 1998. This increase was primarily due to an increase in marketing expense and additional store occupancy and payroll costs in new stores. The higher marketing expense was primarily attributable to increased radio and newspaper advertising needed to increase customer traffic in stores. The higher occupancy and payroll costs relate to additional stores opened in 1998 and 1999.

Store Opening Costs - Store opening costs decreased $.5 million as the Company
--------------------
opened 5 stores in fiscal 1999 compared to 16 in fiscal 1998.

Executive Payouts and Other One-Time Charges - Executive payouts consisted of a
---------------------------------------------
$2.2 million charge resulting from the retirement of the Company's Chairman and CEO and a $.4 million charge related to the payout of its former President. Other one-time charges included approximately $.3 million related to hiring and relocation of new corporate officers and $.2 million resulting from discontinuing an unprofitable business.

Interest Expense - Interest expense decreased $.4 million to $1.4 million in
----------------
fiscal 1999 compared to $1.8 million in fiscal 1998. This improvement was due primarily to a reduction in the total debt outstanding in fiscal 1999 compared to the prior year. The average daily bank debt balance decreased to $9.9 million in 1999 from $12.5 million in 1998.

Income Taxes - The fiscal 1999 effective tax rate was 39% compared to 20.7% in
------------
fiscal year 1998. The fiscal year 1998 rate was positively impacted by the elimination of the valuation reserve.

Fiscal 1998 Compared to Fiscal 1997

Net Sales - Net sales increased $15.0 million or 8.7% to $187.2 million in
---------
fiscal 1998 from $172.2 million in fiscal 1997. The increase in net sales was provided primarily by the opening of 32 new stores since Spring of 1996.

Gross Profit - Gross profit as a percent of sales increased 2.0 percentage
------------
points to 48.6% from 46.6% due primarily to continued increases in sales of higher quality products and improved inventory management resulting in reduced markdowns.

General and Administrative Expenses - General and administrative expenses
-----------------------------------
continued to decline as a percent of sales to 10.0% in fiscal 1998 from 10.3% and 10.7% in fiscal years 1996 and 1997, respectively, as the Company is able to leverage its overhead while opening new stores. Total general and administrative expenses increased to $18.8 million in 1998 from $17.7 million in 1997. This increase was due primarily to higher personnel and travel costs related to Company growth.

Sales and Marketing Expenses - Sales and marketing expenses increased $6.6
----------------------------
million to $62.2 million in fiscal 1998 from $55.6 million in fiscal 1997. Nearly all of this increase was from costs associated with new stores (stores which were open less than 24 months as of January, 1998). The Company expects these costs to decrease as a percent of sales in the future as the new stores mature.

Store Opening Costs - Store opening expenses, which include direct incremental
-------------------
costs incurred to open new stores, increased in 1998 compared to 1997 as a result of opening 16 new stores in 1998 compared to opening 9 new stores in 1997.

Interest Expense - Interest expense decreased $.7 million to $1.8 million in
----------------
fiscal 1998 from $2.5 million in 1997. This improvement was due primarily to lower average borrowing on the Wells Fargo credit facility and lower interest rates in fiscal 1998 compared to fiscal 1997. The Company's borrowing rates may vary in the future depending upon prime and LIBOR rate fluctuations.

Income Taxes - At January 30, 1999, the Company had net operating loss
------------
carryforwards ("NOL's") which expire in 2010. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. Future levels of operating income are dependent upon general economic conditions, including interest rates and general levels of economic activity, competitive pressures on sales and margins and other factors beyond the Company's control. Therefore no assurance can be given that sufficient taxable income will be generated for full utilization of the NOLs. As of the beginning of the fiscal year 1998, the Company had a deferred tax asset related to NOLs and an offsetting valuation allowance. Management has determined, based on the Company's recent history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize all of the NOLs prior to their expiration. Accordingly, during the third quarter of 1998, the Company eliminated the valuation reserve of $1.4 million. The effective tax rate for fiscal year 1998 was 20.7% compared to 39.1% in fiscal year 1997. The decrease in fiscal year 1998 was caused by the elimination of the valuation reserve.

Liquidity and Capital Resources

     The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, has decreased to $26.4 million at April 20, 2000 compared to $28.4 million at the same time in 1999. The Company's availability at April 20, 2000 has decreased compared to the same time in 1999 principally due to the common stock repurchase (as discussed in Note 13) partially offset by improved operating results.

     The following table summarizes the Company's sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

                                                    Years Ended
                                              ---------------------
                                              Jan. 30,     Jan. 29,
                                                1999          2000
                                              -------       -------
          Cash provided by (used in):
          Operating activities                $ 9,484       $ 7,381
          Investing activities                 (6,319)       (6,780)
          Financing activities                 (3,817)          251
          Discontinued operations                 836          (513)
          ------------------------------------------------------------

          Net increase in
           cash and cash equivalents          $   184       $   339
          ------------------------------------------------------------

     Cash provided by the Company's operating activities (net) was due primarily to operating results and the use of tax net operating losses to reduce tax payments. Cash used in investing activities relates primarily to leasehold improvements in new, renovated and relocated stores. The Company spent approximately $6.8 million on capital expenditures in fiscal year 1999 primarily for the buildout of new, renovated and relocated stores and to install a new $2.1 million point-of-sale ("POS") system. Cash used in financing activities represents primarily to repayments/borrowings of the revolving loan under the Credit Agreement.

     The Company expects to spend between $3 and $4 million on capital expenditures in 2000, primarily to open between 4 and 8 new stores, to relocate, downsize or renovate at least two stores and to install a new e-commerce website to replace its existing site and to install an inventory planning system. The capital expenditures will be financed through operations, the Credit Agreement and, perhaps, leasing arrangements.

     The Company devoted significant efforts in 1998 and 1999 to ensure that its business-critical systems are "Year 2000 compliant" and has been able to use its systems in 2000 without failure. In August, 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance), and completed the upgrade of its catalog system in May, 1999. To improve customer service and customer database management, the Company replaced its POS system in the second half of 1999. As a result of these efforts, the Company's systems are very robust and are capable of supporting future growth. By using these systems, the Company is able to capture greater customer data and expects to increase its marketing efficiency using such data.

     The Company estimates that it spent approximately $1.0 million (representing a combination of capital and expense and excluding the POS system) on these upgrades in fiscal 1998 and 1999, although an exact amount related to Y2K compliance cannot be measured because many of the upgrades include increased functionality as well as Y2K compliance.

          The Company's plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's expansion plans, operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix of goods sold, pricing, availability of lease sites for new stores and other competitive factors. These risks should be carefully reviewed before making any investment decision.

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          At January 29, 2000, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements listed in Item 14(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information included under the captions "Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission (the "Proxy Statement") are incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information included under the captions "Executive Compensation", "Executive Employment Agreements", "Compensation of Directors", "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" in the Company's Proxy Statement are incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information included under the caption "Security Ownership of Directors and Officers" in the Company's Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
          ---------------------------------------------

          The information included under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

          (a) The following Financial Statements of Jos. A. Bank Clothiers, Inc., the notes thereto, and the related reports thereon of the independent public accountants are filed under Item 8 of this report:

1.   Financial Statements                                                                      Page
        Report of Independent Public Accountants...........................................    F
        Consolidated Balance Sheets as of January 30, 1999 and January 29, 2000............    F-1
        Consolidated Statements of Income for the Years Ended
         January 31, 1998, January 30, 1999 and January 29, 2000............................   F-2
        Consolidated Statements of Shareholders' Equity for the Years Ended
         January 31, 1998, January 30, 1999 and January 29, 2000............................   F-3
        Consolidated Statements of Cash Flows for the Years Ended
         January 31, 1998, January 30, 1999 and January 29, 2000............................   F-4
        Notes to Consolidated Financial Statements..........................................   F-5

2.   Financial Statement Schedules

         All required information is included within the Consolidated Financial Statements and the notes thereto.

         (b)  Forms 8-K
              - Item 5 - Other events - Press release stating the Company's intention to complete a long term supply agreement with MS Pietrafesa LP.

         (c)  Exhibits

3.1      --Restated Certificate of Incorporation of the Company.*1...........................
3.2      --By-laws of the Company, together with all amendments thereto.*1...................
4.1      --Form of Common Stock certificate.*1...............................................
4.2      --Amended and Restated Stockholders Agreement, dated as of January 29,
           1994, among the parties named therein.*1..........................................
4.3      --Rights Agreement dated as of September 19, 1997*5.................................
4.4      --Certificate of Designation governing the Company's Series A
           Preferred Stock*5.................................................................
10.1     --1994 Incentive Plan*1.............................................................
10.1(a)  --Amendments to Incentive Plan dated as of October 6, 1997, *6 .....................
10.4(f)  --Fourth Amended and Restated Credit Agreement, April 30, 1996,
           by and among the Company, Wells Fargo Bank, N.A. *3...............................
10.5(c)  --Amended and Restated Employment Agreement, dated as of September 19, 1997, between Timothy F. Finley and Jos. A. Bank Clothiers, Inc., *6....................
10.7(a)  --Amended and Restated Employment Agreement, dated as of September 19, 1997,........
           between Frank Tworecke and Jos. A. Bank Clothiers, Inc., *6.......................
10.7(b)  --Amendment to the Employment Agreement dated February 9, 1999 between Frank
           Tworecke and Jos. A. Bank Clothiers, Inc., *7.....................................
10.8(a)  --Amended and Restated Employment Agreement, dated as of September 19, 1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc., *6......................
10.9     --Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust Agreement as
           amended and restated effective April 1, 1994.*4...................................
10.10    --Collective Bargaining Agreement between Retail Employees Union Local 340,
           Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos. A. Bank
           Clothiers, Inc.*4.................................................................
10.11    --Union Agreement, dated May 1, 1995, by and between Joseph A. Bank Mfg. Co., Inc.
           and Baltimore Regional Joint Board, Amalgamated Clothing and Textile Workers
           Union (also known as U.N.I.T.E.).*4...............................................
10.12    --Employment Agreement, dated September 19, 1997, between Gary W. Cejka and
           Jos. A. Bank Clothiers, Inc. *6...................................................
10.13    --Employment Agreement, dated September 19, 1997, between Charles D. Frazer and
           Jos. A. Bank Clothiers, Inc. *6...................................................
10.13a   --Amendment to the Employment Agreement dated February 14, 1999 between
           Charles D. Frazer and Jos. A. Bank Clothiers, Inc. *7.............................
10.15    --Employment Agreement dated August 31, 1998 between J.F. Timothy Carroll and
           Jos. A. Bank Clothiers, Inc.,*7...................................................
10.15(a) --Amendment to the Employment Agreement dated March 6, 2000, between Robert N.
           Wildrick and Jos. A. Bank Clothiers, inc., filed herewith.........................

10.16     --Employment Agreement, dated November 1, 1999 between Robert N. Wildrick and Jos. A.
            Bank Clothiers, Inc*8...................................................................
10.17     --Employment Agreement, dated November 30, 1999 between Robert  Hensley and Jos. A.
            Bank Clothiers, Inc*8...................................................................
10.18     --Employment Agreement, dated December 21, 1999 between R. Neal Black and Jos. A. Bank
            Clothiers, Inc., filed herewith.........................................................
21.1a     --Company subsidiaries, *6................................................................
27.0      --Financial data schedule, filed herewith.................................................

*1        Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 3, 1994.
*2        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
           January 28, 1995.
*3        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
*4        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
*5        Incorporated by reference to the Company's Form 8-K dated September 19, 1997.
*6        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.
*7        Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.
*8        Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

          Pursuant to the requirements Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on April 20, 2000.

                         JOS. A. BANK CLOTHIERS, INC.
                                 (registrant)

                           By: /s/: Robert N. Wildrick
                             ---------------------------
                             ROBERT N. WILDRICK
               CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


NAME                                TITLE                                                              DATE
----                                -----                                                              ----
  /s/: Robert N. Wildrick           Chief Executive Officer (Principal Executive Officer)              April 27, 2000
------------------------------

  /s/: Robert B. Hensley            Executive Vice President, Stores & Operations                      April 27, 2000
------------------------------

  /s/: R. Neal Black                Executive Vice President, Marketing & Merchandising                April 27, 2000
------------------------------


  /s/: David E. Ullman              Executive Vice President, Chief Financial Officer                  April 27, 2000
------------------------------

  /s/: Richard E. Pitts             Vice President - Treasurer (Principal Accounting Officer)          April 27, 2000
------------------------------


  /s/: Andrew A. Giordano           Director                                                           April 27, 2000
------------------------------

  /s/: Gary S. Gladstein            Director                                                           April 27, 2000
------------------------------


  /s/: Peter V. Handal              Director                                                           April 27, 2000
------------------------------

  /s/: David A. Preiser             Director                                                           April 27, 2000
------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of January 30, 1999 and January 29, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended January 31, 1998, January 30, 1999 and January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 30, 1999 and January 29, 2000, and the results of their operations and their cash flows for the years ended January 31, 1998, January 30, 1999 and January 29, 2000, are in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP



Baltimore, Maryland
March 7, 2000 (except with respect to the matter discussed in Note 13, as to which the date is April 12, 2000)

                                       F

                         JOS. A. BANK CLOTHIERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                  AS OF JANUARY 30, 1999 AND JANUARY 29, 2000
                    (In Thousands, Except Share Information)

ASSETS
                                                   Jan. 30, 1999   Jan. 29, 2000
                                                   -------------   -------------
CURRENT ASSETS:
 Cash and cash equivalents                              $    748      $   1,087
 Accounts receivable                                       2,808          2,601
 Inventories                                              44,828         46,387
 Prepaid expenses and other current assets                 4,189          3,178
 Deferred income taxes                                     2,883          2,479
--------------------------------------------------------------------------------
     Total current assets                                 55,456         55,732

NONCURRENT ASSETS:
 Property, plant and equipment, net                       24,547         27,247
 Other noncurrent assets, net                                512             73
 Deferred income taxes                                     2,000          1,699
--------------------------------------------------------------------------------
     Total assets                                       $ 82,515       $ 84,751
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                       $ 14,012       $ 13,195
 Accrued expenses                                         12,504         14,573
 Current portion of long-term debt                         1,111          1,218
 Net current liabilities of discontinued operations          767            254
--------------------------------------------------------------------------------
     Total current liabilities                            28,394         29,240

NONCURRENT LIABILITIES:
 Long-term debt                                            8,066          8,148
 Deferred rent                                             3,662          3,577
 Pension liability                                            80             --
--------------------------------------------------------------------------------
     Total liabilities                                    40,202         40,965
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $.01 par, 20,000,000 shares authorized,
  7,001,442 issued and 6,792,027 outstanding as of
  January 30, 1999 and 7,039,442 issued and 6,830,027
  outstanding as of January 29, 2000                          70             70
 Preferred stock, $1.00 par, 500,000 shares authorized,
  none issued or outstanding                                  --             --
 Additional paid-in capital                               56,393         56,500
 Accumulated deficit                                     (12,230)       (10,864)
 Less 209,415 shares of common stock held
  in treasury, at cost                                    (1,920)        (1,920)
--------------------------------------------------------------------------------
     Total shareholders' equity                           42,313         43,786
--------------------------------------------------------------------------------
     Total liabilities and shareholders' equity         $ 82,515       $ 84,751
 -------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                         JOS. A. BANK CLOTHIERS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
  FOR THE YEARS ENDED JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000
                   (In Thousands, Except Share Information)

                                                                  Years Ended
                                                 ----------------------------------------------
                                                 Jan. 31, 1998   Jan. 30, 1999   Jan. 29, 2000
                                                 --------------  --------------  --------------
NET SALES                                             $172,174        $187,163        $193,529

COST OF GOODS SOLD                                      92,001          96,281         100,030
----------------------------------------------------------------------------------------------
 Gross Profit                                           80,173          90,882          93,499
----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 General and administrative                             17,695          18,806          18,965
 Sales and marketing                                    55,609          62,249          67,694
 Store opening costs                                       301             617             153
 Executive payouts and other one-time charges               --              --           3,102
----------------------------------------------------------------------------------------------
     Total operating expenses                           73,605          81,672          89,914
----------------------------------------------------------------------------------------------
OPERATING INCOME                                         6,568           9,210           3,585

 Interest expense, net                                  (2,501)         (1,762)         (1,346)
----------------------------------------------------------------------------------------------
 Income from continuing operations
  before provision for income taxes                      4,067           7,448           2,239

 Provision for income taxes                             (1,590)         (1,539)           (873)
 ----------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                        2,477           5,909           1,366

 Discontinued operations, net of tax:
 Loss on disposal of manufacturing operations           (1,512)             --              --
 Loss from discontinued operations                        (266)            (51)             --
----------------------------------------------------------------------------------------------
     Net income                                       $    699        $  5,858        $  1,366
 ----------------------------------------------------------------------------------------------

EARNINGS PER SHARE

Income from continuing operations:
 Basic                                                $   0.36        $   0.87        $   0.20
 Diluted                                              $   0.36        $   0.85        $   0.20

Discontinued operations (net of tax):
 Basic                                                $  (0.26)       $  (0.01)       $     --
 Diluted                                              $  (0.26)       $  (0.01)       $     --

Net income:
 Basic                                                $   0.10        $   0.86        $   0.20
 Diluted                                              $   0.10        $   0.84        $   0.20

Weighted average shares outstanding:
 Basic                                                   6,791           6,791           6,801
 Diluted                                                 6,864           6,976           6,892

 The accompanying notes are an integral part of these consolidated statements.

                         JOS. A. BANK CLOTHIERS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
  FOR THE YEARS ENDED JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000
                                 (In Thousands)

                                          Additional                               Total
                                  Common   Paid-In    Accumulated   Treasury   Shareholders'
                                  Stock    Capital      Deficit       Stock       Equity
--------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 1997            $70     $56,336     $(18,787)   $(1,920)        $35,699
--------------------------------------------------------------------------------------------
 Net income                           --          --          699         --             699

--------------------------------------------------------------------------------------------
BALANCE, January 31, 1998             70      56,336      (18,088)    (1,920)         36,398
--------------------------------------------------------------------------------------------

 Net income                           --          --        5,858         --           5,858

 Net proceeds from issuance of
  common stock (875 shares)
  pursuant to Incentive Option
  Plan                                --           5           --         --               5

 Stock based compensation             --          52           --         --              52
--------------------------------------------------------------------------------------------
BALANCE, January 30, 1999             70      56,393      (12,230)    (1,920)         42,313
--------------------------------------------------------------------------------------------
 Net income                           --          --        1,366         --           1,366

 Net proceeds from issuance of
  common stock (38,000 shares)
  pursuant to Incentive Option
  Plan                                --          62           --         --              62
 Stock based compensation             --          45           --         --              45
--------------------------------------------------------------------------------------------
BALANCE, January 29, 2000            $70     $56,500     $(10,864)   $(1,920)        $43,786
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                         JOS. A. BANK CLOTHIERS, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                      ------------------------------------
  FOR THE YEARS ENDED JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000
                                (In Thousands)

                                                                             Years Ended
                                                          ----------------------------------------------
                                                          Jan. 31, 1998   Jan. 30, 1999   Jan. 29, 2000
                                                          -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $    699        $  5,858        $  1,366
 Loss from discontinued operations                                   266              51              --
 Loss on disposal of manufacturing operations                      1,512              --              --
--------------------------------------------------------------------------------------------------------
 Income from continuing operations                                 2,477           5,909           1,366
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Deferred tax expense                                              1,573             827             705
 Depreciation and amortization                                     3,581           4,105           3,973
 Loss on disposition of assets                                         2              --             107
 Stock based compensation                                             --              52              45
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                         349             (71)            207
  Increase in inventories                                           (546)         (4,714)         (1,559)
  Decrease in prepaid expenses and
     other current assets                                            511             149           1,011
  Decrease in other noncurrent assets                                248              53             439
  Increase (decrease) in accounts payable                          1,192             693            (817)
  Decrease in long-term pension liability                           (803)           (437)            (80)
  Increase in accrued expenses                                     1,070           2,730           2,069
  Increase (decrease) in deferred rent                               256             188             (85)
--------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities
     of continuing operations                                      9,910           9,484           7,381
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (4,056)         (6,319)         (6,780)
--------------------------------------------------------------------------------------------------------
  Net cash used in investing activities of
     continuing operations                                        (4,056)         (6,319)         (6,780)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving loan agreement                        36,505          36,549          60,161
 Repayment of borrowings under revolving loan
  agreement                                                      (42,419)        (40,329)        (61,311)
 Borrowing of other long-term debt                                   833             277           1,686
 Repayment of other long-term debt                                  (335)           (319)           (347)
 Principal payments under capital lease obligations                  (16)             --              --
 Net proceeds from issuance of common stock                           --               5              62
--------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by financing activities of
  continuing operations                                           (5,432)         (3,817)            251
--------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by discontinued
  operations                                                        (577)            836            (513)
--------------------------------------------------------------------------------------------------------
 Net (decrease) increase in cash and cash equivalents               (155)            184             339

CASH AND CASH EQUIVALENTS, beginning of year                         719             564             748
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                          $    564        $    748        $  1,087
--------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
            JANUARY 31, 1998, JANUARY 30, 1999 AND JANUARY 29, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Description of Business - Jos. A. Bank Clothiers, Inc. ("Clothiers") is a nationwide retailer of classic men's clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

Fiscal Year - The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 31, 1998 (fiscal 1997), January 30, 1999 (fiscal 1998) and January 29, 2000 (fiscal 1999), each contained fifty-two weeks.

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

Supplemental Cash Flow Information - Interest and income taxes paid were as follows (in thousands):


                             Years Ended
                     Jan. 31,  Jan. 30,  Jan. 29,
                       1998      1999      2000
                      ------    ------    ------
Interest paid         $2,181    $1,462    $1,162
Income taxes paid        101       252       163


Inventories - Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with getting its merchandise to the point of sale.

Catalogs and Promotional Materials - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At January 30, 1999 and January 29, 2000, prepaid catalog and promotional materials were approximately $1,400,000 and $1,625,000, respectively, representing expenditures for the applicable subsequent spring catalog.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                Estimated
  Asset Class                  Useful Lives
-------------------------------------------
  Buildings                    25 years
  Equipment                    3-10 years
  Furniture and fixtures       10 years
  Leasehold improvements       Initial term of lease,
                               not to exceed 10 years

Other Noncurrent Assets - Other noncurrent assets includes deferred financing costs of $57,000 and $0 as of January 30, 1999 and January 29, 2000, respectively. Deferred financing costs were incurred in connection with the Company's bank credit agreement described in Note 5 and were amortized as additional interest expense over the remaining term of the agreement using the effective interest method. Other noncurrent assets also include $375,000 and $73,000 of notes receivable as of January 30, 1999 and January 29, 2000, respectively.

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

Earnings Per Share ("EPS") - During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 are as follows (in thousands):


                              1997   1998   1999
                              -----  -----  -----
Weighted average shares
 outstanding for basic EPS    6,791  6,791  6,801
-------------------------------------------------
Diluted EPS:
Dilutive effect of
  common stock equivalents       73    185     91
--------------------------------------------------
Weighted average shares
 outstanding for diluted
 EPS                          6,864  6,976  6,892
--------------------------------------------------

The Company uses the treasury method for calculating the dilutive effect of stock options.

Reclassifications - Certain reclassifications have been made to the January 31, 1998 and January 30, 1999, financial statements in order to conform with the January 29, 2000, presentation.

2.   INVENTORIES:
     ------------

Inventories at January 30, 1999 and January 29, 2000, consist of the following (in thousands):

                                  Jan. 30, 1999      Jan. 29, 2000
                                  -------------      --------------
 Finished goods                    $ 39,650             $ 43,036
 Raw materials                        5,178                3,351
-------------------------------------------------------------------
   Total                           $ 44,828             $ 46,387
-------------------------------------------------------------------

3.   PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

Property, plant and equipment at January 30, 1999 and January 29, 2000, consists of the following (in thousands):

                                Jan. 30, 1999            Jan. 29, 2000
                                -------------            -------------
 Land                           $    475                 $    475
 Buildings and
     improvements                 32,059                   33,688
 Equipment,
     furniture and
     fixtures                     19,245                   21,977
----------------------------------------------------------------------
                                  51,779                   56,140
 Less: Accumulated
     depreciation and
     amortization                (27,232)                 (28,893)
-----------------------------------------------------------------------
 Property, plant and
     equipment, net             $ 24,547                 $ 27,247
-----------------------------------------------------------------------

4.  ACCRUED EXPENSES:
    ----------------

Accrued expenses at January 30, 1999 and January 29, 2000, consists of the following (in thousands):


                            Jan. 30, 1999    Jan. 29, 2000
                            -------------    -------------
  Accrued compensation
   and benefits                   $ 5,007        $ 4,266
  Accrued advertising               1,216          1,948
  Gift certificate
   payable                          1,899          2,327
  Other accrued expenses            4,382          6,032
----------------------------------------------------------
     Total                        $12,504        $14,573
----------------------------------------------------------

Other accrued expenses consist primarily of liabilities related to interest, sales taxes, property taxes, customer deposits, and percentage rent.

5.  LONG-TERM DEBT:
    --------------

Long-term debt at January 30, 1999 and January 29, 2000, consists of the following (in thousands):

                                         Jan. 30,      Jan. 29,
                                           1999          2000
                                          ------        ------
Bank credit agreement-
    Borrowings under
    long-term revolving
    loan agreement, including
    term portion                             $8,316     $7,166

Notes related to lease-
   hold improvements,
   interest at  2% plus prime,
   9.4%, 9.9% and 11.0%, respect-
   ively, payable in monthly install-
   ments through February 1, 2003               828        547

Notes related to
    building improvements,
     interest at 12% and 9.1% pay-
     able in monthly installments
      through November 1, 2007                   11        729

Notes related to POS equipment,
    interest at 9.7% payable in
    monthly installments
    through November 1, 2004                     --        924

Mortgage payable,
    interest at 3%, payable
    in monthly installments
    through September 1,
    1999; secured by related
     land and building                           22         --
--------------------------------------------------------------
    Total debt                                9,177      9,366

     Less:  Current maturities                1,111      1,218
--------------------------------------------------------------
     Long-term debt                          $8,066     $8,148
==============================================================
Bank Credit Agreement - The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and real estate and equipment values. In September, 1997, the Company extended the Credit Agreement to April, 2001. The amended Credit Agreement changed the maximum borrowing under the facility to approximately $43,000,000 including a new term loan facility of $4,000,000 payable in monthly installments based on a five-year amortization with any outstanding balance due in April 2001. The Credit Agreement also includes a) financial covenants concerning net worth, EBITDA coverage and working capital, among others, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The Company is in compliance with all loan covenants. Interest rates under the amended agreement range from prime to prime plus 2.0% or LIBOR plus 2.0% to LIBOR plus 4.0%, depending upon financial performance. The amended agreement also includes an early termination fee and provisions for a seasonal over-advance.

As of January 30, 1999 and January 29, 2000, the Company's availability in excess of outstanding borrowings under the formula was $28,732,000 and $29,916,000, respectively. Substantially all assets of the Company are collateralized under the Credit Agreement.

During the years ended January 30, 1999 and January 29, 2000, borrowings under the Credit Agreement bore interest ranging from prime to prime plus .75% or LIBOR plus 2.0% to LIBOR plus 2.75%. Amounts outstanding under the Credit Agreement as of January 29, 2000, bear interest at rates ranging from 8.5% to 9.25% which may vary in the future depending upon prime and LIBOR rate fluctuations.

The average daily outstanding balance under the Credit Agreement for the fiscal years ended January 30, 1999 and January 29, 2000 were $12,474,000 and $9,856,000, respectively. The highest month end outstanding balance under the Credit Agreement for the fiscal years ended January 30, 1999 and January 29, 2000 were $18,657,000 and $17,957,000, respectively. In addition to borrowings under the Credit Agreement, the Company has issued a letter of credit of $400,000 at January 29, 2000, to secure the payment of rent and one for $48,000 for the purchase of merchandise.

The aggregate maturities of the Company's long-term debt as of January 29, 2000, are as follows: year ending 2001 - $1,218,000; 2002 - $6,787,000; 2003 -
$452,000; 2004 - $298,000; 2005 and thereafter - $611,000.

6.  EXECUTIVE PAYOUTS AND OTHER ONE-TIME CHARGES:
    --------------------------------------------

During the second quarter of 1999, the Company's Chairman/CEO retired and the Company recorded a one-time charge of $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees, primarily recruiting and related expenses, that were incurred in the second quarter of 1999. During the fourth quarter, the Company recorded an additional one-time charge of $.9 million. This charge included a $.4 million charge related to the departure of the Company's former President, a $.2 million charge related to discontinuing an unprofitable business and approximately $.3 million of costs related to the recruiting and relocation of new corporate officers that were incurred by the end of fiscal 1999.

7.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Litigation - Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the net assets of the Company or the accompanying consolidated financial statements taken as a whole.

Employment Agreements - The Company has employment agreements with certain of its executives expiring in 2001, aggregating base compensation of $3,061,000 (not including annual adjustments) over the term. These executives would also be entitled to severance of approximately $4,028,000 (not including annual adjustments) if terminated without cause or if the executive left the Company for cause (as defined). The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $1,393,000, $1,885,000 and $250,000 in incentive payments in fiscal years 1997, 1998 and 1999, respectively.

Lease Obligations - The Company has numerous noncancelable operating leases for retail stores, certain office space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments under noncancelable operating leases at January 29, 2000, are as follows (in thousands):


     Year Ending              Amount
     -----------              -------
       2001                   $12,718
       2002                    12,225
       2003                    11,340
       2004                    10,842
       2005                     8,478
       2006 and thereafter     22,247
     --------------------------------
       Total                  $77,850
     ================================

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals and net of sublease payments received, was $11,364,000, $12,839,000 and $12,826,000 for the years ended January 31, 1998, January 30, 1999 and January 29, 2000, respectively. Minimum rentals were $11,049,000, $12,435,000 and $12,383,000, respectively. Contingent rentals, which are based on a percentage of sales, approximated $389,000, $423,000 and $462,000, respectively. Additionally, sublease payments received approximated $74,000, $19,000 and $19,000, respectively.

Inventories - The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. The Company has committed to a substantial portion of its purchases for fiscal 2000 and has also committed to approximately 10% of its purchases for fiscal 2001. In 1999, the Company purchased 36% of its finished product from one vendor through a contract, of which 52% was paid to the vendor and the remainder was paid to several piece goods suppliers.

Other - During fiscal 1997, the Company signed a five-year agreement which expires in January, 2002 with David Leadbetter, a golf professional, to produce golf and other apparel under his name. Payments are based on sales volumes. The minimum annual commitment under this agreement is $150,000.


8.  BENEFIT PLANS:
    -------------

Defined Benefit Pension & Post-Retirement Plans - In connection with the termination of certain plans in 1994, the Company adopted a noncontributory defined benefit pension plan and a post-retirement benefit plan to cover certain union employees with equivalent benefits to the predecessor plans. The annual contributions are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The plan provides for eligible employees to receive benefits based principally on years of service with the Company. The Company does not pre-fund the benefits from the post-retirement benefit plan.

In accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", the Company records the expected cost of these benefits as expense during the years that employees render service. The Company has adopted the standards on a prospective basis as permitted. As such, the Company amortizes the related transition liability of $187,000 over 20 years.

The following table sets forth the plan's funded status as of December 31, 1998 and 1999, the dates of the latest actuarial valuations (in thousands):


--------------------------------------------------------------------------------
                                                          Other Post-retirement
                                   Pension Benefits           Benefits
                                   ----------------           --------
                                 1998         1999        1998          1999
                                 ----         ----        ----          ----
Change in benefit
 obligation:
Benefit obligation at
 beginning of year               $    177     $ 156       $  300        $ 351
Service cost                           24        17            9           25
Interest cost                          10        32           10           21
Actuarial (gain) loss                 (44)       50           32          (59)
Benefits paid                         (11)      (49)          --           --
--------------------------------------------------------------------------------
Benefit obligation at end
 of year                         $    156     $ 206       $  351        $ 338
--------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets
 at beginning of year            $    186     $ 206       $   --        $  --
Actual return on plan
 assets                                19       205           --           --
Employer contribution                  12       109           --           --
Benefits paid                         (11)      (49)          --           --
--------------------------------------------------------------------------------
Fair value of plan assets
 at end of year                  $    206     $ 471       $   --        $  --
--------------------------------------------------------------------------------
Funded status                    $     50     $ 265       $ (351)       $(338)
Unrecognized net actuarial
 (gain)                               (19)      (42)         (93)        (137)
Unrecognized initial net
 liability at transition               48        43          143          134
--------------------------------------------------------------------------------
Prepaid (accrued) benefit
 cost                            $     79     $ 266       $ (301)       $(341)
--------------------------------------------------------------------------------
Discount rate                        7.25%     7.25%        7.25%        7.25%
Expected return on plan
 assets                              8.00%     8.00%          --           --

Components of net periodic
 benefit cost:
Service cost                     $     24     $  17       $   22        $  25
Interest cost                          10        32           21           21
Amortization of net
 liability at transition                5         5           10            9
Expected return on plan
 assets                               (11)     (127)          --           --
Recognized net actuarial
 (gain) loss                           (1)       66          (10)         (15)
--------------------------------------------------------------------------------
Net periodic benefit cost        $     27     $  (7)      $   43           40
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have less than a $12,000 effect on total service and interest costs and post-retirement benefit obligation.

Profit Sharing Plan - The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate after one year of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company is required to match a portion of employee contributions to the plan and may make additional contributions at the discretion of the directors of the Company. Contributions by the Company to the plan were approximately $238,000, $321,000 and $384,000 for the years ended January 31, 1998, January 30, 1999 and January 29, 2000, respectively. The Company also established a non-qualified, unfunded deferred Compensation plan effective October 1, 1998. This plan is designed to provide a select group of management and highly-compensated employees with retirement benefits. All assets of the plan are fully subject to the Company's creditors. The Company's matching contributions are equal to $.25 for each $1.00 the participant contributes. Contributions by the Company for the years ended January 30, 1999 and January 29, 2000 were $10,000 and $41,000, respectively.

9.   INCOME TAXES:
     ------------

As of the beginning of fiscal year 1998, the Company had a deferred tax asset related to tax net operating loss carry-forwards ("NOLs") and an offsetting valuation allowance. Management has determined, based on the Company's recent history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize the NOLs prior to their expiration. Accordingly, during the third quarter of 1998, the Company eliminated the valuation reserve. At January 29, 2000, the Company had utilized substantially all of its NOLs.

The provision for income taxes for continuing operations was comprised of the following (in thousands):

                                     Years Ended
                        -------------------------------------
                          Jan. 31,      Jan. 30,     Jan. 29,
                           1998          1999          2000
                        ----------    -----------   --------
Federal:
Current                  $   (110)     $   (712)     $  (53)
Deferred                   (1,289)         (651)       (641)

State:
Current                        --            --        (115)
Deferred                     (191)         (176)        (64)
--------------------------------------------------------------
Provision for
 income taxes            $ (1,590)     $ (1,539)     $ (873)
--------------------------------------------------------------

The differences between the recorded income tax provision and the "expected" tax provision based on the statutory federal income tax rate is as follows (in thousands):

                                         Years Ended
                              --------------------------------
                                Jan. 31,   Jan. 30,  Jan. 29,
                                 1998       1999       2000
                              --------------------------------
Computed federal tax
  provision at
  statutory rates             $ (1,383)   $ (2,532)  $  (761)

State income taxes, net
  of federal income
  tax effect                      (203)       (372)     (112)
Valuation allowance                 --       1,365        --
Other, net                          (4)         --        --
--------------------------------------------------------------
Provision for
 income taxes                 $ (1,590)   $ (1,539)  $  (873)
--------------------------------------------------------------

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities give rise to deferred income taxes. Total deferred tax assets and deferred tax liabilities stated by sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                       Jan. 30,      Jan. 29,
                                         1999          2000
                                       --------     ----------
Deferred Tax Assets:
 Inventories                          $   717        $   766
 Property, plant and equipment            844            536
Accrued liabilities                     2,514          3,388
 Operating loss carryforwards
  and carrybacks                        1,525            188
--------------------------------------------------------------
                                        5,600          4,878
Deferred Tax Liabilities:
  Prepaid expenses and other
    current assets                       (717)           (700)
--------------------------------------------------------------
Net Deferred Tax Asset                $ 4,883        $  4,178
--------------------------------------------------------------

10.  INCENTIVE OPTION PLANS:
     ----------------------

Effective January 28, 1994, the Company adopted an Incentive Plan ("the 1994 Plan"). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. Approximately 915,000 shares of Common Stock have been reserved for issuance under the 1994 Plan. The exercise price of an option granted under the 1994 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan vest in full upon a change of control of the Company.

On September 14, 1999, in order to attract a new Chief Executive Officer ("CEO") to the Company, the Board of Directors authorized a pool of 600,000 shares of Common Stock to be available to support a grant of options to said CEO ("the 1999 Plan"). An Option to purchase up to 600,000 shares of Common Stock under the 1999 Plan was granted to the CEO pursuant to his Employment Agreement, dated as of November 1, 1999. Unless sooner terminated pursuant to those provisions of the Employment Agreement dealing with exercise of the option after termination of employment or death, and subject to acceleration of vesting as provided in the next sentence, the Option shall vest and become exercisable in whole or in part from time to time as to (a) 200,000 of the Option Shares on or after November 1, 1999, (b) an additional 200,000 of the Option Shares on or after November 1, 2000 and (c) as to an additional 200,000 Option Shares on and after the earlier of September 30, 2009 and the first date after which the average closing price of the Common Shares for any consecutive 90-day period equals or exceeds $8.00 per share, and shall not be exercisable after November 1, 2009. Upon the occurrence of a change in control of the Company (as defined in the Optionee's Employment Agreement), any installments of the Option not then vested shall vest and become immediately exercisable.

As of January 29, 2000, options outstanding for 611,325 shares had been granted under the 1994 Plan at exercise prices ranging from $1.63 to $8.00 per share and options for 433,142 shares were exercisable. As of January 29, 2000, options outstanding for 600,000 shares had been granted under the 1999 Plan at an exercise price of $3.41 per share, of which 200,000 shares were exercisable at January 29, 2000. In addition, there are 95,959 options outstanding and exercisable at $9.17 per share which were issued in fiscal 1993 under employment agreements.

The Company has computed for pro forma disclosure purposes the value of all compensatory options granted during fiscal years 1997, 1998 and 1999, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. Assumptions used for the pricing model include 4.5% to 7.9% for the risk-free interest rates, expected stock option lives of 2-10 years, expected dividend yield of 0% each year and expected volatility of 61.3% to 69%. Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income would have been net income of $542,000 in 1997, net income of $5,680,455 in 1998 and net income of $432,160 in 1999. Pro forma basic earnings per share would have been $.08 in 1997, $.84 in 1998 and $.06 in 1999. Pro forma diluted earnings per share would have been $.08 in 1997, $.81 in 1998 and $.06 in 1999.

Transactions with respect to the plans were as follows (shares in thousands):

                                       January 29, 2000                   January 30, 1999              January 31, 1998
                                       ----------------                   ----------------              ----------------
                                                 Weighted                           Weighted                       Weighted
                                                  Average                            Average                        Average
                                                 Exercise                           Exercise                       Exercise
                                    Shares         Price                 Shares       Price             Shares      Price
                                    ------         -----                 ------       -----             ------      -----
Outstanding at
   beginning of year                 1,093      $  6.48                  1,081     $  6.45             1,036        $  6.57

Granted                                739      $  3.51                     36     $  6.57               189        $  6.10

Exercised                              (38)     $  1.63                     (1)    $  4.00                --        $    --

Canceled                              (487)     $  6.49                    (23)    $  6.65              (144)       $ (6.88)
                                     -----                               -----                         -----
Outstanding at
   end of year                       1,307      $  4.75                  1,093     $  6.48             1,081        $  6.45
                                     =====                               =====                         =====
Exercisable at
   end of year                         729      $  5.31                    637     $  7.14               475        $  7.71
                                     =====                               =====                         =====

The following table summarizes information about stock options outstanding at January 29, 2000 (shares in thousands):


                                                Options Outstanding                                    Options Exercisable
-----------------            ---------------------------------------------------------         -----------------------------------
                                Number           Weighted Average          Weighted                Number              Weighted
Range of Exercise             Outstanding            Remaining              Average            Exercisable at           Average
     Prices                  Jan. 29, 2000       Contractual Life       Exercise Price          Jan. 29, 2000       Exercise Price
-----------------            -------------      -------------------     --------------         --------------       --------------
$1.63 - $4.00                      872                 8.78                $  3.43                    387             $  3.22
$4.01 - $7.38                      338                 5.52                   6.88                    245                7.09
$7.39 - $9.17                       97                 4.05                   9.16                     97                9.16
                                 -----                                                               ----
                                 1,307                 7.58                   4.75                    729                5.31
                                 =====                                                               ====

The weighted average fair value of options granted for the years ended January 31, 1998, January 30, 1999 and January 29, 2000 was $4.80, $5.06 and $3.42,
respectively.

11.  RIGHTS OFFERING:
     ---------------

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

If any person becomes the beneficial owner of 20 percent or more of the Company's outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more of the Company's Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's ten-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights.

The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following the public announcement that a person or group has acquired 20 percent or more of the Company's Common Stock.

12.  DISCONTINUED OPERATIONS:
     -----------------------

In January, 1998 (fiscal 1997), the Company formalized a plan to dispose of its manufacturing operations. Accordingly, the consolidated financial statements reflect the disposition of the manufacturing operations as discontinued operations. The revenues, costs and expenses, assets and liabilities, and cash flows of the manufacturing operations have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and the related footnotes included herein.

In April, 1998, the Company entered into an agreement which included the disposition of the Company's manufacturing operations. Based upon the agreement, an estimated loss on disposal of $2,479,000 was reported net of an income tax benefit of $967,000, for an after-tax loss of $1,512,000 for fiscal 1997. In addition, losses from operations have been reflected for each year presented.

Summarized financial information for the discontinued operations is as follows (in thousands):

                                Jan. 31,   Jan. 30,    Jan. 29,
                                 1998       1999        2000
                                 ----       ----        ----
Loss before income taxes        $ (374)    $  (84)   $     --
Net loss                        $ (266)    $  (51)   $     --
-------------------------------------------------------------
Current assets                             $ 1,159   $    580
Less current liabilities                     1,926        834
-------------------------------------------------------------
Net current liabilities                    $  (767)  $   (254)
-------------------------------------------------------------

Noncurrent assets                          $   241   $     --
Noncurrent liabilities                         241         --
-------------------------------------------------------------
Net noncurrent assets                      $    --   $     --
-------------------------------------------------------------

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

Net current and noncurrent assets/liabilities of discontinued operations noted above include receivables, inventories, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

13.  SUBSEQUENT EVENT:
     ----------------

On April 12, 2000, the Company announced a repurchase of approximately 13% of its outstanding common stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share.

14.  SEGMENT REPORTING (Unaudited):
     -----------------------------

The Company has two reportable segments: full line stores and catalog and Internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog), interest and income taxes.

The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer.

The detail segment data is presented in the following table (in thousands):


Fiscal 1999                        Full line         Catalog & Internet direct
-----------
(in thousands)                      stores                marketing                 Other                Total
                                    ------                ---------                 -----                -----
Net sales                          $161,285                $24,602                $  7,642 (a)         $193,529
Depreciation and
  amortization                        3,123                     15                     835                3,973
Operating income (b)                 24,362                  2,377                 (23,154) (e)           3,585
Identifiable assets (c)              51,307                  8,862                  24,582               84,751
Capital expenditures (d)              4,777                     97                   1,906                6,780

Fiscal 1998                        Full line         Catalog & Internet direct
-----------
(in thousands)                      stores                marketing                 Other                Total
                                    ------                ---------                 -----                -----

Net sales                          $156,187                $23,783                $  7,193 (a)         $187,163
Depreciation and
  amortization                        2,817                     15                   1,273                4,105
Operating income (b)                 25,622                  3,210                 (19,622)               9,210
Identifiable assets (c)              47,562                  9,192                  25,761               82,515
Capital expenditures (d)              4,811                     14                   1,494                6,319

Fiscal 1997                        Full line         Catalog & Internet direct
-----------
(in thousands)                      stores                marketing                 Other                Total
                                    ------                ---------                 -----                -----

Net sales                          $140,349                $23,391                $  8,434 (a)         $172,174
Depreciation and
  amortization                        2,499                     26                   1,056                3,581
Operating income (b)                 21,221                  3,920                 (18,573)               6,568
Identifiable assets (c)              39,477                  8,537                  29,130               77,144
Capital expenditures (d)              3,939                      2                     115                4,056

a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include factory stores, outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.
b) Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.
c) Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segment. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets, and inventory which has not been assigned to one of the reportable segments.
d) Capital Expenditures include purchases of property, plant and equipment made for the reportable segment.
e) Includes one time charges of $3,102,000.

15.  QUARTERLY FINANCIAL INFORMATION (Unaudited):
     -------------------------------------------

                                                     FIRST            SECOND             THIRD           FOURTH
                                                    QUARTER           QUARTER           QUARTER          QUARTER           TOTAL
                                                    -------           -------           -------          -------           -----
                                                                       (In Thousands, Except Per Share Amounts)
FISCAL 1999
-----------
  Net sales                                       $   43,607        $   44,203       $   43,739        $  61,980       $  193,529
  Gross profit                                        22,108            21,276           21,562           28,553           93,499
  Operating income (loss)                              1,102            (1,067)              23            3,527            3,585
  Income (loss) from continuing operations               472              (801)            (236)           1,931            1,366
  Net Income (loss)                                      472              (801)            (236)           1,931           1,366

  Income (loss) from continuing operations
    per share (diluted)                           $     0.07        $    (0.12)      $    (0.03)       $    0.28       $     0.20
  Net income (loss) per share (diluted)           $     0.07        $    (0.12)      $    (0.03)       $    0.28       $     0.20


FISCAL 1998
-----------
  Net sales                                       $   43,383        $   41,947       $   44,584        $  57,249       $  187,163
  Gross profit                                        21,232            20,190           22,316           27,144           90,882
  Operating income                                     1,794             1,415            1,966            4,035            9,210
  Income from continuing operations                      828               597            2,238            2,246            5,909
  Net Income                                      $      777        $      597       $    2,238        $   2,246       $    5,858

Income from continuing operations
    per share (diluted)                           $     0.12        $     0.09       $     0.32        $    0.32       $     0.85
  Net income per share (diluted)                  $     0.11        $     0.09       $     0.32        $    0.32       $     0.84