Form 10-Q
period 2000-04-29
BANK JOS A CLOTHIERS INC /DE/
filed 2000-06-13
CIK 920033

               United States Securities and Exchange Commission
                             Washington, DC  20549


                                  FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended   April 29, 2000
                                    --------------

            or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission File Number   0-23874
                            -------


                          Jos. A. Bank Clothiers, Inc.


      Delaware                        5611                         36-3189198
      --------                  -----------------               ----------------
(State incorporation)           (Primary Standard               (I.R.S. Employer
                                   Industrial                    Identification
                                 Classification                     Number)
                                  Code Number)

500 Hanover Pike, Hampstead, MD                                     21074-2095
-------------------------------                                    ------------

                                      none
                                      ----
                       (Former name or former address, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [x]    No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

      Class                             Outstanding as of June 9, 2000
-----------------                       ------------------------------
Common stock. $.01 par value                      5,955,627

                          Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I.  Financial Information                                  Page No.
         ---------------------                                  --------

         Item 1.  Financial Statements

                  Condensed Consolidated Statements                3
                  of Operations - Three Months ended
                  April 29, 2000 and May 1, 1999

                  Condensed Consolidated Balance                   4
                  Sheets - as of April 29, 2000 and
                  January 29, 2000

                  Condensed Consolidated Statements                5
                  of Cash Flows -Three Months
                  ended April 29, 2000 and May 1, 1999

                  Notes to Condensed Consolidated                 6-9
                  Financial Statements

         Item 2.  Management's Discussion and Analysis            9-12
                  of Results of Operations and
                  Financial Condition

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                 13

                  (a) Exhibits - Exhibit 27-Financial Data
                      Schedule (EDGAR filing only)

Signatures                                                         14
----------

PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                  (Unaudited)

                                          Three Months Ended
                                          ------------------
                                          April 29,   May 1,
                                            2000       1999
                                          ---------   ------
Net sales                                  $46,408   $43,607
Costs and expenses:
  Cost of goods sold                        23,166    21,499
  General and administrative                 4,848     4,344
  Sales and marketing                       16,316    16,609
  Store opening costs                           13        53
                                           -------   -------
                                            44,343    42,505
                                           -------   -------

Operating  income                            2,065     1,102

Interest expense, net                          293       328
                                           -------   -------
Income from continuing operations
  before provision for income taxes          1,772       774
 Provision for income taxes                    691       302
                                           -------   -------

   Net income                              $ 1,081   $   472
                                           =======   =======
Earnings per share:
Net income:
  Basic                                       $.16      $.07
  Diluted                                     $.16      $.07
Weighted average shares outstanding:
  Basic                                      6,679     6,792
  Diluted                                    6,818     6,971

                            See accompanying notes.

                   JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                           (In thousands) (Unaudited)

                                                                                             April 29,      January 29,
                                                                                               2000             2000
                                                                                             ---------      -----------
ASSETS
Current Assets:
 Cash and cash equivalents                                                                    $  1,782       $  1,087
 Accounts receivable                                                                             3,791          2,601
Inventories:
 Raw materials                                                                                   2,543          3,351
 Finished goods                                                                                 45,413         43,036
                                                                                              --------       --------
  Total inventories                                                                             47,956         46,387
                                                                                              --------       --------
Prepaid expenses and other
 current assets                                                                                  4,971          3,178
Deferred income taxes                                                                            2,479          2,479
                                                                                              --------       --------
  Total current assets                                                                          60,979         55,732
                                                                                              --------       --------
Property, plant and equipment,
  at cost                                                                                       56,479         56,140
Accumulated depreciation and
  amortization                                                                                 (29,568)       (28,893)
                                                                                              --------       --------
   Net property, plant and equipment                                                            26,911         27,247
                                                                                              --------       --------

Deferred income taxes                                                                            1,699          1,699
Other assets                                                                                        49             73
                                                                                              --------       --------
Total Assets                                                                                  $ 89,638       $ 84,751
                                                                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                             $ 16,130       $ 13,195
 Accrued expenses                                                                               16,632         14,573
 Current portion of long-term debt                                                               1,198          1,218
 Net current liabilities of discontinued operations                                                118            254
                                                                                              --------       --------
  Total current liabilities                                                                     34,078         29,240

Long-term liabilities                                                                           13,796         11,725
                                                                                              --------       --------

  Total liabilities                                                                             47,874         40,965
                                                                                              --------       --------
Shareholders' equity:
  Common stock                                                                                      71             70
  Additional paid-in capital                                                                    56,534         56,500
  Accumulated deficit                                                                           (9,783)       (10,864)
                                                                                              --------       --------
                                                                                                46,822         45,706
Less treasury stock                                                                             (5,058)        (1,920)
                                                                                              --------       --------

  Total shareholders' equity                                                                    41,764         43,786
                                                                                              --------       --------
Total liabilities and shareholders' equity                                                    $ 89,638       $ 84,751
                                                                                              ========       ========

                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (In thousands) (Unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                            April 29,    May 1,
                                                              2000        1999
                                                            ---------    ------
Cash flows from operating activities:
 Net income                                                 $  1,081    $    472
Adjustments to reconcile net income
 Net cash used in operating activities:
 Decrease in deferred taxes                                       --         191
 Depreciation and amortization                                 1,015         937
 Stock based compensation                                         --          21
 Net (increase) decrease in operating working capital            584      (2,998)
                                                            --------    --------
  Net cash provided by (used in) operating
  activities of continuing operations                          2,680      (1,377)
                                                            --------    --------
Cash flows from investing activities:
 Additions to property, plant and equipment                     (821)     (1,786)
                                                            --------    --------
  Net cash used in investing activities
  of continuing operations                                      (821)     (1,786)
                                                            --------    --------
Cash flows from financing activities:
 Borrowings under long-term Credit Agreement                  16,224      13,345
 Repayment under long-term Credit Agreement                  (14,028)    (10,431)
 Repayment of other long-term debt                              (121)        (81)
 Repurchase of Common Stock                                   (3,138)         --
 Net proceeds from Issuance of Common Stock                       35          --
                                                            --------    --------
  Net cash provided by (used in) financing
  activities  of continuing operations                        (1,028)      2,833

Net cash provided by (used in) discontinued operations          (136)        397
                                                            --------    --------
Net increase in cash and cash equivalents                        695          67

Cash and cash equivalents - beginning of period                1,087         748
                                                            --------    --------

Cash and cash equivalents - end of period                   $  1,782    $    815
                                                            ========    ========

                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 4/29/00

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

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's January 29, 2000 Annual Report on Form 10-K.

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

   Reclassifications - Certain reclassifications have been made to the May 1, 1999 financial statements in order to conform with the April 29, 2000 presentation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 4/29/00

3. WORKING CAPITAL

   The net change in operating working capital is composed of the following:

                                                              Three Months Ended
                                                            ---------------------
                                                             April 29,     May 1,
                                                                2000        1999
                                                             ---------     ------
   Increase in accounts receivable                            $(1,190)    $(1,276)
   Increase in inventories                                     (1,569)     (3,557)
   Increase in prepaids and other assets                       (1,769)       (428)
   Increase in accounts payable                                 2,935         641
   Increase in accrued expenses and
     other liabilities                                          2,177       1,622
                                                              -------     -------

   Net (increase) decrease in operating working capital       $   584     $(2,998)
                                                              =======     =======

4. EARNINGS  PER  SHARE

   Earnings Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                       Three Months Ended
                                       ------------------
                                       April 29,   May 1,
                                          2000      1999
                                       ---------   ------

    Weighted average shares
        outstanding for basic EPS          6,679    6,792

    Diluted EPS:
    Dilutive effect of
      common stock equivalents               139      179
                                           -----    -----
     Weighted average shares
      outstanding for diluted EPS          6,818    6,971
                                           =====    =====

   Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

5. STOCK REPURCHASE

   On April 12, 2000, the Company announced a repurchase of approximately 13% of its then outstanding stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share. The purchase has been recorded in the accompanying Consolidated Balance Sheets as treasury stock.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 4/29/00

6. DISCONTINUED OPERATIONS

   Summarized financial information for the discontinued operations is as follows (in thousands):

                                     As of       As of
                                   April 29,    Jan. 29,
                                      2000        2000
                                   ---------    --------
 Current  assets                     $ 493       $ 580
 Current  liabilities                  611         834
                                     -----       -----
 Net  current (liabilities)          $(118)      $(254)
                                     =====       =====

   Net current and noncurrent assets/liabilities of discontinued operations noted above includes deferred income taxes, pension costs, severance and other transaction costs associated with the discontinued manufacturing operations.

7. SUBSEQUENT EVENTS

   Subsequent to the end of the first quarter, the Company canceled a source of supply agreement through which 36% of its finished product was purchased in fiscal 1999. The Company anticipates no significant disruption to its purchase of product.

8. SEGMENT  REPORTING

   The Company has two reportable segments: full line stores and catalog/internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

   The accounting policies of the segments are the same as those described in the Company's January 29, 2000 Annual Report on Form 10K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

Quarter ended April 29, 2000       Full line   Catalog & Internet
(in thousands)                      Stores      direct marketing     Other         Total
                                   ---------   ------------------   --------      -------
Net sales                            $39,469         $ 5,250        $ 1,689 (a)   $46,408
Depreciation and amortization            772               5            238         1,015
Operating income (loss) (b)            6,564             754         (5,253)        2,065
Identifiable assets (c)               51,749          10,212         27,677        89,638
Capital Expenditures (d)                  92             415            314           821

                          (table continued on page 9)

                                                     Jos. A. Bank Clothiers, Inc
                                                         S.E.C.Form 10-Q 4/29/00

Quarter ended May 1, 1999          Full line   Catalog & Internet
(in thousands)                     Stores      direct marketing      Other        Total
                                   ---------   ------------------   -------      -------
Net sales                            $36,721         $5,391         $ 1,495(a)   $43,607
Depreciation and amortization            741              4             192          937
Operating income (loss) (b)            5,002            748          (4,648)       1,102
Identifiable assets (c)               47,895          9,542          27,314       84,751
Capital Expenditures (d)                 720             40           1,026        1,786

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include factory stores, outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.
(b) Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.
(c) Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segment. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets, and inventory which has not been assigned to one of the reportable segments.
(d) Capital Expenditures include purchases of property, plant and equipment made for the reportable segment.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 29, 2000.

Overview -   Net income for the quarter ended April 29, 2000 increased 129% to
--------
$1.1 million or $.16 per share from $.5 million or $.07 per share for the same period in the prior year. The improvement in net income was due primarily to higher sales and lower marketing costs.

The Company opened two new stores during the first quarter of both fiscal 1999 and 2000 and has 112 stores open as of May 2000. The Company expects to open four to six new stores during the remainder of fiscal 2000.

The Company has significant borrowing availability under its current borrowing arrangements. The Company's availability under the Credit Agreement was $28 million with $9 million of debt outstanding as of April 29, 2000 compared to availability of $29.2 million and $7.4 million outstanding at the same time last year. The decrease in availability was due primarily to the repurchase of approximately 13% of the Company's outstanding stock for $3.1 million during the first quarter and capital expenditures of $5.8 million since April 1999 mostly offset by cash generated by operations during the same period.

Results of Operations - The following table is derived from the Company's
---------------------
condensed consolidated statements of income and sets forth, for the periods indicated, the items included in the condensed consolidated statements of income, expressed as a percentage of net sales.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 4/29/00


                                        Percentage of Net Sales
                                          Three Months Ended
                                        -----------------------
                                          April 29,    May 1,
                                             2000       1999
                                        -----------    --------
Net Sales.............................       100.0%    100.0%
Cost of goods sold....................        49.9      49.3
                                             -----     -----

Gross profit..........................        50.1      50.7
General and administrative expenses...        10.5      10.0
Sales and marketing expenses..........        35.2      38.1
Store opening costs...................          --       0.1
                                             -----     -----

Operating income......................         4.4       2.5
Interest expense, net.................         0.6       0.7
                                             -----     -----
Income from continuing operations
 before income taxes..................         3.8       1.8
Provision for income taxes............         1.5       0.7
                                             -----     -----
Net income............................         2.3%      1.1%
                                             =====     =====

Net Sales - Net sales increased 6.4% or $2.8 million to $46.4 million in the
---------
first quarter of fiscal 2000 compared to $43.6 million in 1999. This increase was due primarily to a 5.5% increase in comparable store sales and sales in new stores. Sales of sportcoats, slacks and sportswear increased to 37% of merchandise sales compared to 31% in the same period last year while suits decreased to 36% from 41% last year. This shift reflects the increased emphasis on corporate casual business. Internet sales during the first quarter increased 600% and catalog sales decreased 14% on a planned 10% decrease in circulation.

Gross Profit - Gross profit (sales less cost of goods sold) increased $1.1
------------
million to $23.2 million in the first quarter of 2000 from $22.1 million in 1999. Gross profit as a percent of sales decreased to 50.1% from 50.7% in 1999. The increase in gross profit dollars was the result of higher net sales while the decrease in gross profit percent of sales was due primarily to aggressive sales promotion in February when we achieved a 20% comparable store sales increase.

General and Administrative Expenses - General and administrative expenses were
-----------------------------------
$4.8 million in the first quarter of 2000 compared to $4.3 million during the same period in 1999. This increase was due primarily to an increase in accrued incentive compensation expense partially offset by decreases in various other expenses including professional fees.

Sales and Marketing Expenses - Sales and marketing expenses decreased $.3 to
----------------------------
$16.3 million, or 35.2% of net sales, in the first quarter of fiscal 2000 from $16.6 million, or 38.1% in the first quarter of 1999. This decrease was the result of reduced promotional spending in 2000.

Store Opening Costs - Store opening costs decreased to $13 thousand during the
  -------------------
first quarter from $53 thousand in the prior year. The Company opened two factory stores in the first quarter of 2000 for which the Company does not run an opening advertising campaign which it does for the opening of full line stores.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 4/29/00

Interest Expense - Interest expense decreased slightly in the first quarter
----------------
compared to the prior year due primarily to the lower average outstanding balance in the current year being partially offset by higher interest rates.

Income Taxes - The first quarter fiscal 2000 effective income tax rate is 39%
------------
which is the same as 1999.

Liquidity and Capital Resources - The Company has significant availability under
-------------------------------
its current borrowing agreement. At April 29, 2000 the Company had outstanding borrowings of $9.0 with $28 million of availability under its Credit Agreement compared to borrowings of $7.4 million and availability of $29.2 million. The increase in borrowing and decrease in availability resulted primarily from the repurchase by the Company of approximately 13% of its then outstanding common stock for $3.1 million during the first quarter of fiscal 2000.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                Three Months Ended
                                                April 29,    May 1,
                                                   2000       1999
                                                ---------    ------
Cash provided by (used in):
     Operating activities                        $ 2,680    $(1,377)
     Investing activities                           (821)    (1,786)
     Financing activities                         (1,028)     2,833
     Discontinued  operations                       (136)       397
                                                 -------    -------
Net increase in cash and cash equivalents        $   695    $    67
                                                 =======    =======

Cash provided by operating activities was primarily from income generated from operations, an increase in payables partially offset by seasonal increases in receivables, inventories, prepaids and other assets. Cash used in investing activities primarily relates to the purchase and installation of the Company's new e-commerce website and the opening of two new stores. Cash used in financing activities primarily represents the repurchase of common stock partially offset by borrowings on the revolving portion of the Credit Agreement. Cash used in discontinued operations was due primarily to the severance payments and other expenses related to its former manufacturing facility.

The Company expects to spend between $3 and $4 million on capital expenditures in fiscal 2000, primarily to open between four and eight new stores, to relocate, downsize or renovate at least two stores and to install a new e-commerce website to replace its existing site and to install an inventory planning system. The capital expenditures will be financed through operations, the Credit Agreement and possibly leasing arrangements.

The Company's Credit Agreement expires in April, 2001 based on its original term. The Company expects to obtain extended financing prior to the end of 2000 and does not anticipate any problems obtaining its financing, however, there can be no assurance that such financing will be obtained on acceptable terms.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 4/29/00

The Company's plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, mix of goods sold, pricing, availability of lease sites for new stores and other competitive factors. These risks should be carefully reviewed before making any investment decisions.

PART II. OTHER INFORMATION


Item 6.  Exhibits
-----------------

Exhibit 27.0       Financial Data Schedule.

                                                     Jos. A. Bank Clothiers, Inc
                                                       S.E.C. Form 10-Q, 4/29/00


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2000           Jos. A. Bank Clothiers, Inc.
                               (Registrant)

                               /s/ David E. Ullman
                               --------------------------------------
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer