Form 10-Q
period 2000-07-29
BANK JOS A CLOTHIERS INC /DE/
filed 2000-09-12
CIK 920033

               United States Securities and Exchange Commission
                             Washington, DC  20549


                                  FORM 10 - Q


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended  July 29, 2000
                                  ---------------

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


                              Yes  [x ]   No [  ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

    Class                             Outstanding as of September 11, 2000
--------------                        ------------------------------------

Common stock. $.01 par value                        5,955,627

                         Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I.      Financial Information                                   Page No.
             ---------------------                                   --------

             Item 1.    Financial Statements

                        Condensed Consolidated Statements
                          of Operations - Three and Six Months           3
                          ended July 29, 2000 and
                          July 31, 1999

                        Condensed Consolidated Balance
                          Sheets - as of July 29, 2000 and               4
                          January 29, 2000

                        Condensed Consolidated Statements
                          of Cash Flows -Six Months                      5
                          ended July 29, 2000 and
                          July 31, 1999

                        Notes to Condensed Consolidated
                          Financial Statements                          6-10

             Item 2.    Management's Discussion and Analysis
                          of Results of Operations and                 10-13
                          Financial Condition


Part II.     Other Information
             -----------------

             Item 6.    Exhibits and Reports on Form 8-K                 14

                          (a) Exhibits - Exhibit 27-Financial Data
                          Schedule (EDGAR filing only)

Signatures                                                               15
----------

PART I.   FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                                Condensed Consolidated Statements of Operations
                                      (In thousands except per share data)
                                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                        ------------------    ----------------

                                        July 29,  July 31,   July 29,  July 31,
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------

Net sales                               $ 44,869  $ 44,203   $ 91,277  $ 87,810
                                        --------  --------   --------  --------
Costs and expenses:
  Cost of goods sold                      23,437    22,927     46,603    44,426
  General and administrative               4,081     4,296      8,929     8,640
  Sales and marketing                     16,095    15,861     32,411    32,470
  Store opening costs                          3         9         16        62
  One-time charge:
    Executive payout and other costs          --     2,177         --     2,177
                                        --------  --------   --------  --------
                                          43,616    45,270     87,959    87,775
                                        --------  --------   --------  --------

Operating  income (loss)                   1,253    (1,067)     3,318        35

Interest expense, net                        251       247        544       575
                                        --------  --------   --------  --------

Income (loss) before provision for
  income taxes                             1,002    (1,314)     2,774      (540)
Provision (benefit) for income taxes         391      (512)     1,082      (211)
                                        --------  --------   --------  --------

    Net income (loss)                   $    611  $   (802)  $  1,692  $   (329)
                                        ========  ========   ========  ========

Earnings per share:
Net income (loss):
  Basic                                 $   0.10  $  (0.12)  $   0.27  $  (0.05)
  Diluted                               $   0.10  $  (0.12)  $   0.26  $  (0.05)
Weighted average shares outstanding:
  Basic                                    5,956     6,792      6,318     6,792
  Diluted                                  6,106     6,792      6,462     6,792


                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                          (In thousands) (Unaudited)


                                              July 29,     January 29,
                                                2000          2000
                                              --------     -----------
ASSETS
Current Assets:
 Cash and cash equivalents                    $  1,101        $  1,087
 Accounts receivable                             2,448           2,601
 Inventories:
  Raw materials                                  2,966           3,351
  Finished goods                                41,501          43,036
                                              --------        --------
   Total inventories                            44,467          46,387
                                              --------        --------

 Prepaid expenses and other
  current assets                                 4,641           3,178
 Deferred income taxes                           2,479           2,479
                                              --------        --------
   Total current assets                         55,136          55,732
                                              --------        --------

Property, plant and equipment,
 at cost                                        53,531          56,140
Accumulated depreciation and
 amortization                                  (27,951)        (28,893)
                                              --------        --------
  Net property, plant and equipment             25,580          27,247

Deferred income taxes                            1,699           1,699
Other assets                                        25              73
                                              --------        --------
Total assets                                  $ 82,440        $ 84,751
                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                             $ 16,095        $ 13,195
 Accrued expenses                               13,089          14,573
 Current portion of long-term debt               5,763           1,218
 Net current liabilities of
   discontinued operations                          --             254
                                              --------        --------
  Total current liabilities                     34,947          29,240

Long-term liabilities                            5,117          11,725
                                              --------        --------

  Total liabilities                             40,064          40,965
                                              --------        --------

Shareholders' equity:
 Common stock                                       71              70
 Additional paid-in capital                     56,535          56,500
 Accumulated deficit                            (9,172)        (10,864)
                                              --------        --------
                                                47,434          45,706
Less: treasury stock                            (5,058)         (1,920)
                                              --------        --------

 Total shareholders' equity                     42,376          43,786
                                              --------        --------
Total liabilities and shareholders' equity    $ 82,440        $ 84,751
                                              ========        ========
                            See accompanying notes.

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (In thousands) (Unaudited)


                                                     Six Months Ended
                                                   --------------------
                                                   July 29,    July 31,
                                                     2000        1999
                                                   --------    --------

Cash flows from operating activities:
 Net income (loss)                                 $  1,692    $   (329)
Adjustments to reconcile net income
 Net cash used in operating activities:
 Decrease in deferred taxes                              --        (501)
 Depreciation and amortization                        2,036       1,916
 Loss on disposition of assets                            7          --
 Stock based compensation                                --          42
 Net (increase) decrease in operating
 working capital                                      2,042      (2,348)
                                                   --------    --------

  Net cash provided by (used in)
   operating activities                               5,777      (1,220)
                                                   --------    --------

Cash flows from investing activities:
 Additions to property, plant and equipment          (1,459)     (3,564)
 Proceeds from disposal of assets                       528          --
                                                   --------    --------

  Net cash used in investing activities                (931)     (3,564)
                                                   --------    --------

Cash flows from financing activities:
 Borrowings under long-term Credit Agreement         25,381      28,334
 Repayment under long-term Credit Agreement         (27,185)    (23,298)
 Repayment of other long-term debt                     (227)       (164)
 Repurchase of Common Stock                          (3,138)         --
 Net proceeds from Issuance of Common Stock              36          --
                                                   --------    --------

 Net cash provided by (used in) financing
 activities                                          (5,133)      4,872

Net cash provided by discontinued operations            301           2
                                                   --------    --------
Net increase in cash and cash equivalents                14          90

Cash and cash equivalents - beginning of period       1,087         748
                                                   --------    --------

Cash and cash equivalents - end of period          $  1,101    $    838
                                                   ========    ========


                            See accompanying notes.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/29/00


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

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-
     Q. Therefore, these financial statements should be read in conjunction with the Company's January 29, 2000 Annual Report on Form 10-K.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/29/00


3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                            Six Months Ended
                                                           -------------------
                                                           July 29,   July 31,
                                                             2000       1999
                                                           --------   --------

     Decrease in accounts receivable                       $    153   $    197
     (Increase) decrease in inventories                       1,920     (2,303)
     Increase in prepaids and other assets                   (1,415)      (372)
     Increase in accounts payable                             2,900      1,029
     Decrease in accrued expenses and
     other liabilities                                       (1,516)      (899)
                                                           --------   --------

     Net (increase) decrease in operating working capital  $  2,042   $ (2,348)
                                                           ========   ========

4.   EARNINGS PER SHARE

     Earnings Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 requires presentation of basic earnings per share a nd diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:


                                      Three Months Ended  Six Months Ended
                                      ------------------  -----------------
                                      July 29,  July 31,  July 29, July 31,
                                        2000      1999      2000     1999
                                      --------  --------  -------- --------

     Weighted average shares
        outstanding for basic EPS       5,956     6,792    6,318     6,792

     Diluted EPS:
     Dilutive effect of
       common stock equivalents           150        --      144        --
                                      --------  --------  -------- --------

     Weighted average shares
       outstanding for diluted EPS      6,106     6,792    6,462     6,792
                                      ========  ========  ======== ========

     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/29/00


5.   STOCK REPURCHASE

On April 12, 2000, the Company announced a repurchase of approximately 13% of its then outstanding stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share. The purchase has been recorded in the accompanying Consolidated Balance Sheets as treasury stock.

6.   DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations is as follows (in thousands):

                                   As of            As of
                                  July 29,        Jan. 29,
                                    2000            2000
                                  --------        --------

     Current assets               $     --        $    580
     Current liabilities                --             834
                                  --------        --------
     Net current (liabilities)    $     --        $   (254)
                                  ========        ========

Net current and noncurrent assets/liabilities of discontinued operations noted above include deferred income taxes, pension costs, severance and other transaction costs associated with the discontinued manufacturing operations.


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

The accounting policies of the segments are the same as those described in the Company's January 29, 2000 Annual Report on Form 10K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/29/00

Quarter ended July 29, 2000                       Full line         Catalog/Internet
(in thousands)                                      Stores          Direct Marketing           Other           Total
                                                    ------          ----------------           -----           -----
    Net sales                                      $ 37,335             $  5,701             $  1,833 (a)     $ 44,869
    Depreciation and amortization                       775                    4                  242            1,021
    Operating income (loss) (b)                       4,901                  432               (4,080)           1,253
    Identifiable assets (c)                          59,283                9,391               16,077           84,751
    Capital Expenditures (d)                            230                  348                   60              638

Quarter ended July 31, 1999
(in thousands)

    Net sales                                      $ 36,895             $  5,501             $  1,807 (a)     $ 44,203
    Depreciation and amortization                       765                    5                  209              979
    Operating income (loss) (b)                       5,004                  397               (6,468)          (1,067)
    Identifiable assets (c)                          59,815               10,100               12,525           82,440
    Capital Expenditures (d)                          1,389                   34                  355            1,778

Six Months ended July 29, 2000                    Full line         Catalog/Internet
(in thousands)                                      Stores          Direct Marketing           Other           Total
                                                    ------          ----------------           -----           -----
    Net sales                                      $ 76,804             $ 10,951             $  3,522 (a)     $ 91,277
    Depreciation and amortization                     1,547                    9                  480            2,036
    Operating income (loss) (b)                      11,465                1,186               (9,333)           3,318
    Identifiable assets (c)                          59,283                9,391               16,077           84,751
    Capital Expenditures (d)                            322                  763                  374            1,459

Six Months ended July 31,  1999
(in thousands)

    Net sales                                      $ 73,616             $ 10,892             $  3,302 (a)     $ 87,810
    Depreciation and amortization                     1,506                    9                  401            1,916
    Operating income (loss) (b)                      10,006                1,145              (11,116)              35
    Identifiable assets (c)                          59,815               10,100               12,525           82,440
    Capital Expenditures (d)                          2,109                   74                1,381            3,564

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. The segments include factory stores, outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/29/00


8.   EXECUTIVE PAYOUT AND OTHER COSTS

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

Overview - The Company continued its trend of strong profits in the second
---------
quarter of 2000, generating record results for the third consecutive quarter. The Company generated net income of $.6 million ($.10 per share) in the second quarter of 2000 compared to income of $.5 million ($.08 per share) in the second quarter of 1999 (excluding one-time expenses in 1999). These results represent a 25% increase in earnings per share for the quarter and a 73% increase in earnings per share for the first half of 2000 (excluding one-time expenses in 1999).

After considering the one-time expenses in the prior year, the Company had a net loss in the first half of 1999 of $.3 million ($.05 per share) compared to the record results noted above for 2000 (the current year). All earnings per share amounts represent diluted earnings per share.

Total debt decreased $6.7 million to $7.3 million at July 29, 2000, compared to $14.0 million at July 31, 1999, despite using $3.1 million to repurchase common stock in April, 2000 and investing $1 million for a new Internet site. The Company's availability to borrow under its bank credit agreement, as of July 29, 2000, increased to $28.2 million, which was $10.1 million higher than the same time last year.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/29/00


Results of Operations - The following table is derived from the Company's
---------------------
condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

                                         Percentage of Net Sales     Percentage of Net Sales
                                           Three Months Ended           Six Months Ended
                                        -------------------------   -------------------------
                                          July 29,     July 31,      July 29,      July 31,
                                            2000         1999          2000          1999
                                          --------     --------      --------      --------
Net Sales.............................       100.0%       100.0%        100.0%        100.0%
Cost of goods sold....................        52.2         51.9          51.1          50.6
                                          --------     --------      --------      --------

Gross profit..........................        47.8         48.1          48.9          49.4
General and administrative expenses...         9.1          9.7           9.8           9.8
Sales and marketing expenses..........        35.9         35.9          35.5          37.0
Store opening costs...................          --           --            --           0.1
Executive payout and other costs......          --          4.9            --           2.5
                                          --------     --------      --------      --------
Operating income (loss)...............         2.8         (2.4)          3.6            --
Interest expense, net.................         0.6          0.6           0.6           0.7
                                          --------     --------      --------      --------

Income (loss) before income taxes.....         2.2         (3.0)          3.0          (0.7)
Provision (benefit) for income taxes..          .8         (1.2)          1.2          (0.2)
                                          --------     --------      --------      --------
Net income (loss).....................         1.4%        (1.8)%         1.8%         (0.5)%
                                          ========     ========      ========      ========

Net Sales - Total sales for the second quarter of 2000 increased 1.5%, to $44.9
---------
million, compared to $44.2 million in 1999, while comparable store sales were even in the second quarter of 2000. Total sales for the first half of 2000 increased 3.9%, to $91.3 million, compared to $87.8 million in 1999, while comparable store sales increased 3.6% in the first half of 2000. The sales were driven by increases in sportcoats, slacks and sportswear as the Company continues to expand its assortment to meet the demand for corporate casual in the workplace. For the first half of 2000, suits were 34% of total sales compared to 39% in the first half of 1999, thus demonstrating the shift to corporate casual.

Gross Profit - Gross profit (sales less cost of goods sold) as a percent of
------------
sales decreased in both the second quarter and six months ended July 29, 2000. The decrease in the quarter relates primarily to clearing excess inventory while the decrease for the six months relates primarily to an aggressive sales promotion in February 2000 when the Company achieved a 20% comparable store sales increase.

General and Administrative Expenses - General and administrative expenses
-----------------------------------
decreased $.2 million in the second quarter of 2000 and increased $.3 million in the six months ended July 29, 2000 compared to the same period last year. The decrease in the second quarter relates primarily to lower professional fees and travel expenses while the increase for the six month period relates primarily to an increase in accrued incentive compensation expense.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/29/00

Sales and Marketing Expenses - Sales and marketing expenses (which consist
----------------------------
primarily of store occupancy, advertising, and store payroll costs) increased $.2 million in the second quarter of fiscal 2000 and were even for the first six months of 2000. These differences were the result of reduced promotional spending in 2000, as offset by increased occupancy for additional stores.

Store Opening Costs - Store opening costs were immaterial in the second quarter
-------------------
of each year. Store opening costs decreased to $46 thousand during the first six months of 2000. The Company opened two factory stores in the first quarter of 2000 compared to three full-line stores opened in the first half of 1999. The Company does not run an opening advertising campaign for factory stores as it does for the opening of full line stores.

Interest Expense - Interest expense decreased slightly in the first half of 2000
----------------
compared to the prior year due primarily to the lower average outstanding balance in the current year being partially offset by higher interest rates.

Income Taxes - The first half fiscal 2000 effective income tax rate is 39% which
------------
is the same as 1999.

Liquidity and Capital Resources - The Company has substantial availability under
-------------------------------
its current borrowing agreement. At July 29, 2000, the Company had outstanding borrowings of $4.3 million with $28.2 million of availability under its Credit Agreement compared to borrowings of $11.5 million and availability of $18.4 million at the same time last year.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                              Six Months Ended
                                             -------------------
                                             July 29,   July 31,
                                               2000       1999
                                             --------   --------
Cash provided by (used in):
       Operating activities                  $  5,777   $ (1,220)
       Investing activities                      (931)    (3,564)
       Financing activities                    (5,133)     4,872
       Discontinued operations                    301          2
                                             --------   --------
Net increase in cash and cash equivalents    $     14   $     90
                                             ========   ========

Cash provided by operating activities was primarily from income generated from operations, an increase in accounts payable and a decrease in inventories. Cash used in investing activities primarily relates to the purchase and installation of the Company's new e-commerce website, and the opening and renovation of stores. Cash used in financing activities primarily represents the repurchase of common stock partially offset by borrowings on the revolving portion of the Credit Agreement.

The Company expects to spend between $4 and $5 million on capital expenditures in fiscal 2000, primarily to open between six and eight new stores, to relocate, downsize or renovate at least two stores, to install a new e-commerce website to replace its existing site and to install an inventory planning system. The capital expenditures will be financed through operations, the Credit Agreement and possibly leasing arrangements.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 7/29/00

The Company's Credit Agreement expires in April, 2001 based on its original term. The Company expects to obtain extended financing prior to the end of 2000 and does not anticipate any problems obtaining its financing. However, there can be no assurance that such financing will be obtained on acceptable terms.

The Company's statements concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix of goods sold, pricing, availability of lease sites for new stores and other competitive factors. Many of the risks are described in the Company's reports filed with the Securities and Exchange Commission, which should be carefully reviewed before making any investment decision.

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/29/00


PART II.  OTHER INFORMATION

Item 6. Exhibit
----------------

(a)       Exhibit 27 - Financial Data Schedule

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C.Form 10-Q 7/29/00

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2000      Jos. A. Bank Clothiers, Inc.
                               (Registrant)


                               /s/ David E. Ullman
                               __________________________________
                               David E. Ullman
                               Executive Vice President, Chief Financial Officer