Form 10-Q
period 2000-10-28
BANK JOS A CLOTHIERS INC /DE/
filed 2000-12-12
CIK 920033

               United States Securities and Exchange Commission
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  October 28, 2000

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
     (State incorporation)          (Primary Standard          (I.R.S. Employer
                                Industrial Classification       Identification
                                      Code Number)                  Number)

500 Hanover Pike, Hampstead, MD                                    21074-2095
-------------------------------                                    ----------


                                     None
                                     ----
                      (Former name or former address, if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                        Outstanding as of December 8, 2000
-----                                        ----------------------------------

Common Stock, $.01 par value                              5,955,627

                         Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I.  Financial Information                                                                        Page No.
         ---------------------                                                                        --------
         Item 1.      Financial Statements

                      Condensed Consolidated Statements                                                   3
                         Of Operations - Three and Nine Months
                         Ended October 28, 2000 and October 30, 1999

                      Condensed Consolidated Balance                                                      4
                         Sheets - as of October 28, 2000 and
                         January 29, 2000

                      Condensed Consolidated Statements                                                   5
                         Of Cash Flows - Nine Months ended
                         October 28, 2000 and October 30, 1999

                      Notes to Condensed Consolidated Financial Statements                              6-10

         Item 2.      Management's Discussion and Analysis of
                         Results of Operations and Financial Condition                                  10-13

Part II. Other Information
         -----------------

         Item 6.      Exhibits and Reports on Form 8-K                                                   14

                      (a) Exhibits - Exhibit 27 - Financial Data
                         Schedule (EDGAR filing only)
Signatures                                                                                               15
----------

PART I.        FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (In Thousands except per share data)
                                  (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                       -------------------------           ---------------------------
                                                         Oct. 28,       Oct. 30,              Oct. 28,       Oct. 30,
                                                           2000           1999                  2000           1999
                                                        ----------     ---------            -----------    -----------
Net Sales                                                $ 43,992       $ 43,739             $ 135,269      $ 131,549
                                                        ----------     ---------            -----------    ----------
Costs and expenses:
     Cost of goods sold                                    21,783         22,177                68,386         66,603
     General and administrative                             4,251          4,866                13,180         13,506
     Sales and marketing                                   16,884         16,596                49,295         49,066
     Store opening costs                                      136             77                   152            139
     One-time charge:
       Executive payout and other costs                        --             --                    --          2,177
                                                        ----------     ---------            -----------    ----------
                                                           43,054         43,716               131,013        131,491
                                                        ----------     ---------            -----------    ----------
Operating income                                              938             23                 4,256             58

Interest expense, net                                         301            409                   845            984
                                                        ----------     ---------            -----------    ----------
Income (loss) before provision for
     income taxes                                             637           (386)                3,411           (926)
Provision (benefit) for income taxes                          230           (150)                1,312           (361)
                                                        ----------     ----------           -----------    ----------
       Net income (loss)                                 $    407       $   (236)            $   2,099      $    (565)
                                                        ==========     =========            ===========    ==========
Earnings per share:
Net income (loss):
     Basic                                               $   0.07       $  (0.03)            $    0.34      $   (0.08)
     Diluted                                             $   0.07       $  (0.03)            $    0.33      $   (0.08)
Weighted average shares outstanding:
     Basic                                                  5,956          6,792                 6,197          6,792
     Diluted                                                6,112          6,792                 6,345          6,792


                            See accompanying notes

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                          (In Thousands) (Unaudited)

                                                            October 28,          January 29,
                                                               2000                 2000
                                                            ----------           ----------
ASSETS
Current Assets:
     Cash and cash equivalents                               $  1,388             $  1,087
     Accounts receivable                                        4,003                2,601
     Inventories:
       Raw materials                                            2,066                3,351
       Finished goods                                          54,546               43,036
                                                            ---------            ---------
         Total inventories                                     56,612               46,387
                                                            ---------            ---------
     Prepaid expenses and other current assets                  6,467                3,178
     Deferred income taxes                                      2,479                2,479
                                                            ---------            ---------
         Total current assets                                  70,949               55,732
                                                            ---------            ---------
Property, plant and equipment, at cost                         54,349               56,140
Accumulated depreciation and amortization                     (28,841)             (28,893)
                                                            ---------            ---------
       Net property, plant and equipment                       25,508               27,247
Deferred income taxes                                           1,699                1,699
Other assets                                                        1                   73
                                                            ---------            ---------
Total assets                                                 $ 98,157             $ 84,751
                                                            =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                        $ 24,187             $ 13,195
     Accrued expenses                                          15,132               14,573
     Current portion of long-term debt                         11,050                1,218
     Net current liabilities of discontinued
       operations                                                  --                  254
                                                            ---------            ---------
         Total current liabilities                             50,369               29,240
Long-term liabilities                                           5,005               11,725
                                                            ---------            ---------
         Total liabilities                                     55,374               40,965
                                                            ---------            ---------
Shareholders' equity:
     Common stock                                                  71                   70
     Additional paid-in capital                                56,535               56,500
     Accumulated deficit                                       (8,765)             (10,864)
                                                            ---------            ---------
                                                               47,841               45,706
Less: treasury stock                                           (5,058)              (1,920)
                                                            ---------            ---------
     Total shareholders' equity                                42,783               43,786
                                                            ---------            ---------
Total liabilities and shareholders' equity                   $ 98,157             $ 84,751
                                                            =========            =========

                            See accompanying notes

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (In Thousands) (Unaudited)

                                                                                   Nine Months Ended
                                                                          -----------------------------------
                                                                           October 28,           October 30,
                                                                              2000                  1999
                                                                          ------------          -------------
Cash flows from operating activities:
     Net income  (loss)                                                     $   2,099             $    (565)
Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
     Net cash used in operating activities:
     Decrease in deferred taxes                                                    --                  (747)
     Depreciation and amortization                                              3,102                 2,917
     Loss on disposition of assets                                                  7                    --
     Stock based compensation                                                      --                    63
     Net increase in operating working capital                                 (3,340)              (12,463)
                                                                          -----------           -----------
       Net cash provided by (used in)
         operating activities                                                   1,868               (10,795)
                                                                          -----------           -----------
Cash flows from investing activities:
     Additions to property, plant and equipment                                (2,453)               (4,824)
     Proceeds from disposal of assets                                             528                    --
                                                                          -----------           -----------
       Net cash used in investing activities                                   (1,925)               (4,824)
                                                                          -----------           -----------
Cash flows from financing activities:
     Borrowings under long-term Credit Agreement                               46,314                49,319
     Repayment under long-term Credit Agreement                               (42,453)              (33,496)
     Repayment of other long-term debt                                           (702)                 (241)
     Repurchase of Common Stock                                                (3,138)                   --
     Net proceeds from Issuance of Common Stock                                    36                    62
                                                                          -----------           -----------
       Net cash provided by financing activities                                   57                15,644
                                                                          -----------           -----------
     Net cash provided by (used in) discontinued operations                       301                    (8)
                                                                          -----------           -----------
     Net increase in cash and cash equivalents                                    301                    17
     Cash and cash equivalents - beginning of period                            1,087                   748
                                                                          -----------           -----------
     Cash and cash equivalents - end of period                              $   1,388             $     765
                                                                          ===========           ===========


                            See accompanying notes

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    Jos. A. Bank Clothiers, Inc. (the "Company") is a nationwide retailer of classic men's clothing through conventional retail stores and catalog and internet direct marketing. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00


3.    WORKING CAPITAL

      The net change in operating working capital is composed of the following:

                                                              Nine Months Ended
                                                         --------------------------
                                                         October 28,    October 30,
                                                            2000           1999
                                                         -----------    -----------
      Increase in accounts receivable                     $  (1,402)     $  (1,110)
      Increase in inventories                               (10,225)       (12,898)
      Increase in prepaids and other assets                  (3,289)        (1,481)
      Increase in accounts payable                           10,992          1,576
      Increase in accrued expenses and
         other liabilities                                      584          1,450
                                                         ----------     ----------
      Net decrease in operating
         working capital                                  $  (3,340)     $ (12,463)
                                                         ==========     ==========

4.    EARNINGS PER SHARE

      Earnings Per Share (EPS) - Statement of Financial Accounting Standards
      (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                          Three Months Ended             Nine Months Ended
                                         ---------------------         ---------------------
                                         Oct. 29,     Oct. 30,         Oct. 28,     Oct. 30,
                                           2000         1999             2000         1999
                                         --------     --------         --------     --------
      Weighted average shares
       outstanding for basic EPS            5,956        6,792            6,197        6,792

      Diluted EPS:
      Dilutive effect of common
       stock equivalents                      156           --              148           --
                                         --------     --------         --------     --------
      Weighted average shares
       outstanding for diluted EPS          6,112        6,792            6,345        6,792
                                         ========     ========         ========     ========

      Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

5.   STOCK REPURCHASE

     On April 12, 2000, the Company announced a repurchase of approximately 13% of its then outstanding stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share. The purchase has been recorded in the accompanying Consolidated Balance Sheet at October 28, 2000 as treasury stock.

6.   DISCONTINUED OPERATIONS

     Summarized financial information for the discontinued operations is as follows (in thousands):

                                               As of         As of
                                              Oct. 28,      Jan. 29,
                                                2000          2000
                                                ----          ----

          Current assets                      $     --      $    580
          Current liabilities                       --           834
                                              --------      --------
          Net current (liabilities)           $     --      $   (254)
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

     The accounting policies of the segments are the same as those described in the Company's January 29, 2000 Annual Report on Form 10-K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

Quarter ended October 28, 2000          Full line    Catalog/Internet
(in thousands)                           Stores      Direct Marketing        Other            Total
                                         ------      ----------------        -----            -----
  Net sales                           $     36,999   $       4,867        $    2,126  (a)   $     43,992
  Depreciation and amortization                789              35               242               1,066
  Operating income (loss) (b)                5,176             388            (4,626)                938
  Identifiable assets (c)                   59,201          14,401            24,555              98,157
  Capital Expenditures (d)                     766              89               139                 994

Quarter ended October 30, 1999
(in thousands)

  Net sales                           $     36,700   $       4,923        $    2,116  (a)   $     43,739
  Depreciation and amortization                793               4               204               1,001
  Operating income (loss) (b)                4,945             475            (5,397)                 23
  Identifiable assets (c)                   55,967          13,034            31,674             100,675
  Capital Expenditures (d)                   1,117               9               134               1,260

Nine Months ended October 28, 2000      Full line    Catalog/Internet
(in thousands)                           Stores      Direct Marketing        Other            Total
                                         ------      ----------------        -----            -----
  Net sales                           $    113,803   $      15,818        $    5,648  (a)   $    135,269
  Depreciation and amortization              2,336              44               722               3,102
  Operating income (loss) (b)               16,641           1,574           (13,959)              4,256
  Identifiable assets (c)                   59,201          14,401            24,555              98,157
  Capital Expenditures (d)                   1,088             852               513               2,453

Nine Months ended October 30, 1999
(in thousands)

  Net sales                           $    110,316   $      15,815        $    5,418  (a)   $    131,549
  Depreciation and amortization              2,299              11               607               2,917
  Operating income (loss) (b)               14,950           1,624           (16,516)                 58
  Identifiable assets (c)                   55,967          13,034            31,674             100,675
  Capital Expenditures (d)                   3,226              83             1,515               4,824

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

(c) Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segments. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets, and inventory which has not been assigned to one of the reportable segments.

(d) Capital Expenditures include purchases of property, plant and equipment made for the reportable segment.

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

8.  EXECUTIVE PAYOUT AND OTHER COSTS

    During the second quarter of 1999, the Company's Chairman and CEO retired and the Company recorded a one-time charge of approximately $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees - primarily recruiting and related expenses - that were incurred in the second quarter of 1999. This charge reduced basic earnings per share by $.20 in 1999.

    Accordingly, all amounts outstanding under the Credit Agreement have been classified as current liabilities as of October 28, 2000.

9.  CREDIT REFINANCING

    The Company's current Credit Agreement expires on April 2001 based on its original term. The Company expects to obtain extended financing prior to the end of 2000 and does not anticipate any problems obtaining its financing. However, there can be no assurance that such financing will be obtained on acceptable terms.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended January 29, 2000.

Overview - For the third quarter ended October 28, 2000 the Company's earnings
--------
per share improved to $.07 per share compared to a loss of $.03 per share in the third quarter of 1999. The results were driven by a moderate increase in sales, improved gross profit performance and lower expenses. The sales and gross profit improvements were primarily the result of strong customer acceptance of the Company's Corporate Casual and Sportswear products. The lower expenses reflected reduced travel and professional fees.

For the nine months ended October 28, 2000, earnings per share increased to $.33 per share compared to recurring income per share of $.11 in 1999. After deducting for a one-time charge in 1999, the Company generated a loss of $.08 per share for the nine months ended October 30, 1999. The sales improvements for the nine month period were also driven by Corporate Casual and Sportswear.

Total debt decreased $12.3 million to $12.5 million at October 28, 2000, compared to $24.8 million at October 30, 1999, despite using $3.1 million to repurchase common stock in April, 2000 and investing over $1 million for a new Internet site. The Company's availability to borrow under its bank credit agreement, as of October 28, 2000, increased to $30.2 million, which was $8.4 million higher than the same time last year.

The Company recently announced plans to open up to 30 new stores in fiscal 2001. To build out the new stores and to create the additional infrastructure to support the new stores, the Company expects to spend between $12 million and $15 million in capital expenditures in 2001. The Company expects to finance these capital expenditures using the cash from operations and borrowings under its Credit

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00


Agreement. The Company's current Credit Agreement expires on April 2001 based on its original term. The Company expects to obtain extended financing prior to the end of 2000 and does not anticipate any problems obtaining its financing. However, there can be no assurance that such financing will be obtained on acceptable terms.

Results of Operations - The following table is derived from the Company's
---------------------
condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

                                                            Percentage of Net Sales            Percentage of Net Sales
                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                            Oct. 28,     Oct. 30,              Oct. 28,     Oct. 30,
                                                              2000         1999                  2000         1999
                                                              ----         ----                  ----         ----
Net Sales     .......................................         100.0%       100.0%                100.0%        100.0%
Cost of goods sold...................................          49.5         50.7                  50.6          50.6
                                                            -------      -------               -------      --------

Gross profit  .......................................          50.5         49.3                  49.4          49.4
General and administrative expenses..................           9.7         11.1                   9.7          10.3
Sales and marketing expenses.........................          38.4         37.9                  36.5          37.3
Store opening costs..................................           0.3          0.2                   0.1           0.1
Executive payout and other costs.....................            --           --                    --           1.7
                                                            -------      -------               -------      --------
Operating income (loss)..............................           2.1          0.1                   3.1            --
Interest expense, net................................           0.7          0.9                   0.6           0.7
                                                            -------      -------               -------      --------

Income (loss) before income taxes....................           1.4         (0.8)                  2.5          (0.7)
Provision (benefit) for income taxes.................           0.5         (0.3)                  1.0          (0.3)
                                                            -------      -------               -------      --------
Net income (loss)....................................           0.9%        (0.5)%                 1.6%         (0.4)%
                                                            =======      =======               =======      ========

Net Sales - Total sales for the third quarter of 2000 increased 1%, to $44.0
---------
million, compared to $43.7 million in 1999, while comparable store sales increased 2% in the third quarter of 2000. Total sales for the first nine months of 2000 increased 3%, to $135.3 million, compared to $131.5 million in 1999, while comparable store sales increased 3.0% in the first nine months of 2000. For the nine months ended October 28, 2000, Internet sales increased 219% and catalog sales decreased 10%. The sales increases were driven by increases in sportcoats, slacks and sportswear as the Company continued to expand its assortment to meeting the demand for corporate casual in the workplace.

Gross Profit - Gross profit (sales less cost of goods sold) as a percent of
------------
sales increased in the third quarter ended October 28, 2000 compared to the same period in 1999. The increase in the quarter relates primarily to less promotional markdowns on the better-selling products. For the nine months ended October 28, 2000, gross profit percent was even to last year as the Company was aggressive in the first half of 2000 in its promotions.

General and Administrative Expenses - General and administrative expenses
-----------------------------------
decreased $.6 million in the third quarter of 2000 and decreased $.3 million in the nine months ended October 28, 2000 compared to the same period last year. The decrease in the third quarter and nine months relates primarily to lower professional fees and travel expenses. The same decreases for the nine month period

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00


were offset partially by a $.5 million increase in accrued incentive compensation expense. Depending on the results of the fourth quarter of 2000, incentive compensation expense could increase significantly in the fourth quarter of 2000.

Sales and Marketing Expenses - Sales and marketing expenses (which consist
----------------------------
primarily of store occupancy, advertising, and store payroll costs) increased $.3 million in the third quarter of fiscal 2000 and $.2 million in the first nine months of 2000. These differences were the result of reduced advertising spending in 2000, as offset by increased occupancy for additional stores.

Store Opening Costs - The Company opened five new stores in the third quarter of
-------------------
2000 and incurred $136 thousand of store opening costs compared to $77 thousand for two new stores in same quarter in the prior year. Store opening costs increased to $152 thousand in the first nine months of 2000 during which the Company opened seven new stores compared to $139 thousand in the same period in 1999 when the Company opened four new stores. The decrease per store relates to lower advertising costs.

Interest Expense - Interest expense decreased $.1 million in the first nine
----------------
months of 2000 compared to the prior year due primarily to the lower average outstanding balance in the current year being partially offset by higher interest rates.

Income Taxes - The first nine months of 2000 effective tax rate is 38.5% which
------------
is lower compared to 39.0% in 1999.

Liquidity and Capital Resources - The Company has substantial availability under
-------------------------------
its current borrowing agreement. At October 28, 2000, the Company had outstanding borrowings of $9.4 million with $30.2 million of availability under its Credit Agreement compared to borrowings of $18.6 million and availability of $21.8 million at the same time last year.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                     Nine Months Ended
                                                     -----------------
                                                   Oct. 28,     Oct. 30,
                                                     2000         1999
                                                     ----         ----
     Cash provided by (used in):
         Operating activities                     $   1,868    $ (10,795)
         Investing activities                        (1,925)      (4,824)
         Financing activities                            57       15,644
         Discontinued operations                        301           (8)
                                                  ---------    ---------
     Net increase in cash and cash equivalents    $     301    $      17
                                                  =========    =========

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

The Company expects to spend between $4 and $5 million on capital expenditures in fiscal 2000, primarily to open eight new stores, to relocate, downsize or renovate at least two stores, to install a new e-commerce website to replace its existing site and to install an inventory planning system. The capital expenditures are being financed through operations, the Credit Agreement and possibly leasing arrangements.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

PART II.  OTHER INFORMATION

Item 6. Exhibit
---------------

(a)  Exhibit 27 - Financial Data Schedule

                                                    Jos. A. Bank Clothiers, Inc.
                                                      S.E.C. Form 10-Q, 10/28/00

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 2000                       Jos. A. Bank Clothiers, Inc.
                                               (Registrant)

                                               /s/ David E. Ullman
                                               ---------------------------------
                                               David E. Ullman
                                               Executive Vice President, Chief
                                               Financial Officer