Form 10-K
period 2001-02-03
BANK JOS A CLOTHIERS INC /DE/
filed 2001-05-04
CIK 920033

                   Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-K

[X]Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended February 3, 2001 ("Fiscal 2000").

[ ]Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange
Act of 1934 for the transition period from         to         .

                        [Commission file number 0-23874]

                          JOS. A. BANK CLOTHIERS, INC.
                          ----------------------------
            (Exact name of registrant as specified in its character)

         Delaware                                        36-3189198
         --------                                        ----------
  (State of Incorporation)                (I.R.S.Employer Identification No.)

  500 Hanover Pike, Hampstead, MD                          21074
  -------------------------------                          -----
  (Address of principal executive offices)               (zip code)

                                 (410) 239-2700
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to           Securities registered pursuant to
    Section 12(g) of the Act:                   Section 12(b) of the Act:

             Title of each class                                    None
             -------------------                                    ----
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

Yes X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 19, 2001 was approximately $37,937,344.

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 19, 2001 was 5,955,627.

DOCUMENTS INCORPORATED BY REFERENCE:
The Company will disclose the information required under Part III (items 10-13) either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 4, 2001 (the first business day following 120 days from the close of its fiscal year ending February 3, 2001) or
(b) filing an amendment to this Form 10-K which contains the required information by June 4, 2001 (the first business day following 120 days from the close of the Company's fiscal year ending February 3, 2001).

Index to the exhibits appears on Pages 13 and 14.

                                     PART I
Item 1. BUSINESS

General

         Jos. A. Bank Clothiers, Inc., a Delaware corporation (the "Company" or "Jos. A. Bank"), established in 1905, is a retailer and cataloger of men's tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 117 Company-operated retail stores (including seven outlet stores and ten franchise stores), located throughout the Northeast, Midwest, South and Mid-Atlantic regions of the U.S., as well as through the Company's nationwide catalog and Internet (www.josbank.com) operations.

       The Company's products are targeted at the male career professional, and its marketing emphasizes the Jos. A. Bank line of quality tailored and casual clothing and accessories, which is offered at price points typically below those of its principal competitors for items of comparable quality. The Company believes that it is able to achieve this pricing advantage for its men's suits, sport coats and pants primarily by its design capability and its sourcing leverage. In April, 1998, the Company completed the disposition of its remaining manufacturing operations and now sources all of its products through third party vendors.

Strategy

       The Company's strategy is to further enhance its competitive position in men's proprietary label, updated apparel, and to capitalize on the strength of the Jos. A. Bank name and reputation by offering its customers multiple convenient outlets to purchase product, including its 117 retail stores, Internet site and catalog.

               Multi-Channel Retailing. The Company's strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the Internet or catalog. The Company believes the synergy between its stores, its Internet site and its catalog offers an important convenience to its customers and a competitive advantage to the Company. The Company believes it has significant opportunity to leverage the three channels of selling by promoting each channel together to create awareness of the brand. For example, the Company promotes its Internet site in its stores, catalog and media advertising without incurring substantial costs to create the promotions. Conversely, the Internet site provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.

               Store Growth. The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and by entering new markets. The Company opened eight new full-line stores and two outlet stores in fiscal 2000 and recently completed the first year of its plan to open approximately 75-100 new stores through fiscal 2003. Substantially all of the stores to be opened in the next several years will be placed in existing markets which allows the Company to leverage its existing advertising, management, distribution and sourcing infrastructure. However, certain new stores may be opened in new markets such as California, Washington, Arizona, etc., as opportunities warrant.

               Internet. The Company's success as a cataloger facilitated the development of on-line selling capabilities in August, 1998, providing a worldwide purchasing audience. The Internet accounted for approximately 2% of sales in fiscal 2000, increasing by 188% over the prior year and the Company expects its Internet sales volume to continue to grow at a significant rate.

       Sales Channels

               Stores. The Company has focused on three key factors that it believes will contribute to even greater success in its stores. The Company has targeted specialty retail centers with certain co-tenancy for new store locations, has developed and is implementing a new store prototype to attract customers and has shifted from heavy dependence on sales of suits to its successful Corporate Casual and Sportswear.

               At April 19, 2001, the Company operated 100 full-line retail stores, seven outlet and ten franchise locations in a total of 29 states and the District of Columbia. The following table sets forth the region and market of the stores that were open at such date.


                          JOS. A. BANK STORES
                            Total #                              Total #
State                      Of Stores        State               Of Stores
-----                      ---------        -----               ---------
   Alabama                     2(a)       Mississippi               1(a)
   Colorado                    2          Missouri                  1
   Connecticut                 4          New Jersey                8
   Delaware                    1          New York                  9
   Florida                     4          North Carolina            6(a)
   Georgia                     9(a)(b)    Ohio                      4
   Illinois                    7(a)       Pennsylvania              5(b)
   Indiana                     1          Rhode Island              1
   Kansas                      1          South Carolina            1
   Kentucky                    1          Tennessee                 3(a)
   Louisiana                   3(a)       Texas                    11
   Maryland                    9(b)       Virginia                 10(b)
   Massachusetts               3          Washington, D.C.          1
   Michigan                    4          Wisconsin                 1
   Minnesota                   2          Utah                      2
                                          Total                   117

       (a) Indicates one or more franchise stores
       (b) Indicates one or more outlet stores

         The Company expects its 75-100 projected new stores to provide an additional $90 million in annual sales by the final year (fiscal 2003) of its store growth plan. To increase the assurance that the future new stores would be successful, the Company hired a firm that specializes in real estate selection to analyze the performance of all of its existing store sites. The real estate specialist identified a key factor that appears to point to the success of a Jos. A. Bank store -- that the Company's stores located in high-end, specialty retail centers with the proper co-tenancy significantly outperform stores that are in strip centers or are free-standing. These specialty centers include current store sites such as Reston, VA, Annapolis, MD and East Cobb, GA.

         The Company has identified approximately 200 sites that fit the profile of the specialty retail centers and expects many more to be developed over the next three years. Jos. A. Bank has identified the first 100 targeted locations and is aggressively pursuing them. The Company expects to open between 75-100 stores through 2003, including the 8 stores opened in fiscal 2000 and up to 30 stores in fiscal 2001.

         The Company's new store prototype was designed in the second half of 2000 and was introduced in March 2001 at its first new store of the fiscal year in Charlottesville, VA. The design emphasizes an open shopping experience that coordinates its successful Corporate Casual and Sportswear with its other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. In the stores that have been opened in the last four years, approximately 80% of a store's space is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. This compares favorably to other Company stores where approximately 65% is dedicated to selling activities. The full-line stores averaged 8,200 square feet at the beginning of fiscal 1997 and averaged 6,500 square feet at the end of fiscal 2000. The Company expects that future stores will vary in size from approximately 4,000 to 6,000 square feet depending on the market.

         The stores are designed to utilize regional overflow tailor shops which allows the use of smaller tailor shops within each store. Each full line store has a tailor shop which provides a range of tailoring services. The Company guarantees all the tailoring work. Operating National Tailoring Services (NTS), the company-owned regional tailor shops, has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to NTS. These overflow shops experience higher productivity as the tailors are not interrupted by store personnel during the course of the day. In every store, the store manager and certain additional staff have been trained to fit tailored clothing for alterations.

         The Company has ten franchise locations. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of sales. To assure that customers at franchise locations receive the same personalized service offered at Company operated stores, the Company typically requires certain franchisee employees to attend a Company sponsored training program. In addition, franchisees are required to maintain and protect the Company's reputation for high quality, classic clothing and customer service. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above cost.

         The Company has seven outlet stores which are used to liquidate excess merchandise and offer certain first quality products at a reduced price. Because of the classic character of the Company's merchandise and aggressive store clearance promotions, historically, the Company has not had significant quantities of merchandise to sell through its outlet stores.

Catalog

         The Company's catalogs offer potential and existing customers convenience in ordering the Company's merchandise. In fiscal 2000 and 1999, the Company distributed approximately 8.0 and 7.8 million catalogs, respectively, excluding catalogs sent to stores for display and general distribution. In fiscal 2000 and 1999, catalog sales represented approximately 10% and 12% of net sales, respectively. The Company divides the year into two merchandise seasons, Spring and Fall, and mails its catalog to active customers as often as every four weeks.

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

         To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system which automatically updates all files, including the Company's customer mailing list, and permits the Company to measure the response to individual merchandise and catalog mailings. Sales and inventory information is available to the Company's buyers the next day. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company's order entry and fulfillment systems permit the shipment of most orders the following day. Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as UPS priority. The Company replaced its Catalog system in May 1999 which facilitated easier order entry and provides greater customer data, as well as being Y2K compliant.

Internet

         The Company is committed to growing its Internet sales which increased 188% in fiscal 2000. The Company has established over 500 affiliate arrangements which drive a significant amount of traffic to its internet site. In 2001, the Company expects to continue pursuing similar arrangements. The Company invested approximately $1 million in 2000 to implement a new Internet site that has many customer-friendly features such as increased speed, real-time inventory status, order confirmation and product search capabilities, among others. The new site also enables the Company to be more responsive to trends to increase sales. The new site went "live" in August 2000 and replaced a site that had been hosted by a third party.

         The processing of orders for the Internet uses the same system used to fill catalog orders. As such, the Company has an existing infrastructure to service its internet customers efficiently and quickly.

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

A. Bank label. Its product offering includes suits, tuxedos, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear. The Company also sells branded shoes from Cole Haan, Johnston & Murphy and Allen-Edmonds.

         The Company believes its merchandise offering is well positioned to meet the changing trends of dress for its target customer. As the corporate work environment has trended to casual wear, the Company's product offering has been modified to meet the needs of the Jos. A. Bank customer. In 2000, casual wear (which includes sport coats, slacks and sportswear) accounted for 44% for the Company's sales, while suits represented less than 30% of sales.

         The Company made several key additions and changes to its product line in 2000. It introduced the TRIO/(R)/ collection as one of its solutions to Corporate Casual. The TRIO/(R)/ includes a jacket with coordinating pants and a second set of pants in a coordinating pattern. Therefore, the outfit can be worn as a suit or in a casual setting. The Company also offers its customers its Business Express line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including Super 100 wool and natural stretch wool. The Business Express line allows a customer to buy a suit with minimal alteration and will fit their unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage. During fiscal 2000, the Company upgraded its Business Express line by using Loro Piana Super 100s wool and adding other standard features. The Company also expanded its casual offering and believes it has one of the most extensive selections of sportcoats and dress pants in the industry. Its David Leadbetter Golf Apparel was expanded as was the offering of categories such as sportshirts, sweaters, casual trousers and shoes.

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

         The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any piece goods vendor or contract manufacturer. During fiscal 2000, three vendors accounted for over 88% of the piece goods purchased by the Company. The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers and contract manufacturers and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

Marketing, Advertising and Promotion

         Strategy. The Company has historically used mass media print and radio and direct mail marketing, advertising and promoting activities in support of its store and catalog operations. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at value price points. The Company has a database of over 2.4 million names of people who have previously made a purchase from either the Company's retail store, Internet site or catalog or have requested a catalog from the Company. Of these, over .7 million individuals have made such purchase or catalog request in the past 24 months. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

         In the past two years, the Company has made significant investments in its systems which has improved its ability to capture customer purchasing data. The Company plans to increase its use of this data to improve its marketing efficiency.

         Product Specific Sales and Promotional Events. Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. Examples are the trade-in sale whereby a customer receives a fixed dollar amount off the purchase of a suit by "trading-in" an old suit which is donated to charity and the "$199 Suit Sale". These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company stores conduct clearance sales to promote the sale of that season's merchandise.

         Corporate Card. Certain organizations and companies can participate in our corporate card program, through which all of their employees receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all stores as well as for catalog and Internet purchases. Over 7,500 companies nationally, from privately-owned to large public companies, are now participating in the program. Participating companies are able to promote the Card as a free benefit to their employees.

         Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates marketed by major premium/incentive companies through its stores and catalogs.

Distribution

         The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then allocated to individual stores, packed for delivery and shipped to the stores, principally by common carrier. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store's size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in the Company stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to catalog customers are also made from the central distribution facility. To support the new store growth, the Company expects to upgrade its current distribution center by late 2001.

Management Information Systems

         In connection with the new millennium and to retain a competitive edge, many of the Company's systems have been updated in the last two years. The Company devoted significant efforts and resources in 1998 and 1999 to ensure that its business-critical systems were "Year 2000 compliant" and has been able to use its systems in 2000 without failure. In August, 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance), and in May 1999 completed the upgrade of its catalog system. To improve customer service and customer database management, the Company replaced its POS system in the second half of 1999. As a result of these efforts, the Company's systems are more efficient and capable of supporting future growth. By using these systems, the Company is able to capture greater customer data and expects to increase its marketing efficiency using such data. The Company also invested approximately $1 million in 2000 to design and implement a new Internet site.

Manufacturing

       In fiscal 1997, the Company manufactured approximately 15% of its merchandise requirements at its two facilities located in Maryland. Prior to the end of fiscal 1997, the Company decided to discontinue its then remaining manufacturing operations and focus on its retailing expertise. In April 1998, the Company sold its manufacturing operations to a third party (the "Purchaser"). (See "Consolidated Financial Statements - Note 12" for a discussion of discontinued manufacturing operations). In conjunction with the sale, the Company entered into a long-term supply agreement with the purchaser to buy certain clothing units from the Purchaser subject to certain conditions and performance criteria. During 2000, the Company was advised that the Purchaser discontinued the Company's former manufacturing operations and filed for bankruptcy. In June 2000, the Company entered into an agreement with the Purchaser (which was approved by the bankruptcy court) relieving the Company from any further commitments to purchase merchandise under the supply agreement. The Company purchased 4% of its merchandise requirements from the Purchaser during fiscal 2000.

Competition

       The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men's apparel. Among others, the Company's store, Internet and catalog operations compete with Brooks Brothers, Nordstrom, Men's Wearhouse and Lands End, as well as competitors in each store's market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

       In general, the Company believes that it maintains its competitive position based not only on its ability to offer its quality career clothing at price points typically below those of its principal competitors for items of comparable quality, but also on greater selection of merchandise within the Company's focus on classic career clothing, the quality, consistency and value of the Jos. A. Bank brand, and superior customer service.

Trademarks

         The Company is the owner in the United States of the trademark "Jos. A. Bank", "The Miracle Tie Collection" and "TRIO". These trademarks are registered in the United States Patent and Trademark Office. A federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company's rights in the Jos. A. Bank trademark are a significant part of the Company's business. Accordingly, the Company intends to maintain its trademark and the related registration. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its trademark in the United States.

         In addition, the Company has registered "josbank.com" and various other internet domain names. The Company intends to renew its domain names from time to time for the conduct and protection of its e-commerce business.

Employees

         As of April 19, 2001, the Company had 1,241 employees.

         As of April 19, 2001, 124 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement extends to April 30, 2003. The Company believes that union relations are good. During the past 50 years, the Company has had only one work stoppage, which occurred more than 20 years ago. The Company believes that its relations with its non-union employees are also good. A small number of sales associates are union members.

Item 2. DESCRIPTION OF PROPERTY
        -----------------------

         The Company owns its distribution and corporate office facility located in the Maryland area, subject to certain financing liens. (See "Consolidated Financial Statements -- Note 5.") The Company believes that its existing facility is well maintained and in good operating condition. The table below presents certain information relating to the Company's corporate properties as of April 19, 2001:


                            Gross             Owned/
Location                 Square Feet          Leased        Primary Function
--------                 -----------          ------        ----------------

Hampstead, Maryland        210,000            Owned         Corporate offices, distribution center,
                                                            catalog fulfillment and regional tailoring
                                                            overflow shop

         As of April 19, 2001, the Company had 107 Company-operated stores, including its outlet stores, all of which were leased. The full line stores average 6,500 square feet as of the beginning of fiscal 2001, including selling, storage, tailor shop, and service areas. The full line stores range in size from approximately 2,600 square feet to approximately 18,900 square feet. The leases typically provide for an initial term of between 5 and 10 years, with renewal options permitting the Company to extend the term for between 5 and 10 years thereafter. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than free standing locations, to make contributions toward the common area operating costs. Most of the Company's lease arrangements provide for an increase in annual fixed rental payments during the lease term.

         During fiscal 2000, the Company sold its former coat and pant sewing and central pressing plant located in Baltimore, Maryland. The plant had been sub-leased in connection with the disposition of the Company's manufacturing operations in April 1998.

Item 3. LEGAL PROCEEDINGS
        -----------------

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         No matters were submitted to a vote of the Company's security holders during the quarter ended February 3, 2001.

                                     PART II

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

        (a) Market Information.

        The Company's Common Stock is listed on The Nasdaq National Market ("NASDAQ") under the trading symblol "JOSB". The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock, as reported on NASDAQ. The approximate high and low closing prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                   Fiscal 1999                            Fiscal 2000
                   -----------                            -----------
                  High      Low                        High        Low
                  ----      ---                        ----        ---
 1st Quarter    $ 8.00    $ 6.00                     $ 4.88       $ 3.19
 2nd Quarter      8.13      5.25                       5.47         3.63
 3rd Quarter      5.50      3.00                       4.75         3.94
 4th Quarter      4.00      2.63                       6.38         4.00

 1st Quarter (through April 19, 2001)                $ 7.25       $ 5.00
 On April 19, 2001 the closing sale price of the Common Stock was $ 6.37.

       (b) Holders of Common Stock
           -----------------------
           At April 19, 2001, there were 136 holders of record of the Company's Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

       The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended February 3, 2001 have been derived from the Company's audited Consolidated Financial Statements. Fiscal year 2000 was a 53-week year and all other years consisted of 52-weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                        Fiscal Years
                                                              1996          1997             1998               1999       2000
                                                              ----          ----             ----               ----       ----
                                                                             (in  thousands, except per share data)

Consolidated Statements of Income Information:
Net Sales:                                                   $153,191      $172,174         $187,163           $193,529   $206,252
Cost of goods sold                                             82,598        92,001           96,281            100,030    104,943
                                                             --------      --------         --------           --------   --------

Gross Profit                                                   70,593        80,173           90,882             93,499    101,309
                                                             --------      --------         --------           --------   --------
Operating Expenses:
 General and administrative                                    16,374        17,695           18,806             18,965     20,609
 Sales and marketing                                           50,924        55,609           62,249             67,694     71,264
 Store opening costs                                              229           301              617                153        363
 Executive payouts and other one-time charges                      --            --               --              3,102(c)      --
                                                             --------      --------         --------           --------   --------
Total operating expenses                                       67,527        73,605           81,672             89,914     92,236
                                                             --------      --------         --------           --------   --------
Operating income                                                3,066         6,568            9,210              3,585      9,073
Interest expense, net                                           1,946         2,501            1,762              1,346      1,034
                                                             --------      --------         --------           --------   --------
Income from continuing operations
  before income taxes                                           1,120         4,067            7,448              2,239      8,039
Provision for income taxes                                        437         1,590            1,539(b)             873      3,015
                                                             --------      --------         --------           --------   --------
Income from continuing operations                                 683         2,477            5,909              1,366      5,024
Loss on disposal of manufacturing operations,
  net of tax(a)                                                    --        (1,512)              --                 --         --
Loss from discontinued operations, net of tax(a)                 (432)         (266)             (51)                --         --
                                                             --------      --------         --------           --------   --------
Net income                                                   $    251      $    699         $  5,858(b)        $  1,366   $  5,024
                                                             --------      --------         --------           --------   --------
Per Share Information (diluted):
Income from continuing operations                            $   0.10      $   0.36         $   0.85(b)        $   0.20   $   0.80
Loss on disposal of manufacturing operations                       --         (0.22)              --                 --         --
Loss from discontinued operations                               (0.06)        (0.04)           (0.01)                --         --
                                                             --------      --------         --------           --------   --------
Net income per share                                         $   0.04      $   0.10         $   0.84           $   0.20   $   0.80
                                                             --------      --------         --------           --------   --------
Weighted average number of shares
    outstanding (diluted)                                       6,824         6,864            6,976              6,892      6,249

Balance Sheet Information (As of End of Fiscal Year):
  Working capital                                            $ 28,989      $ 26,142         $ 27,062           $ 26,492   $ 28,650
  Total assets                                                 79,604        77,144           82,515             84,751     88,954
  Total debt                                                   18,415        12,999            9,177              9,366      6,869
  Total long-term obligations (including debt)                 21,472        15,105           11,808             11,725      9,893
  Shareholders'equity                                          35,699        36,398           42,313             43,786     45,708
Number of stores                                                   79            87              103                108        116


(a) Represents disposal of manufacturing operations in 1997. All years presented herein have been restated to reflect this discontinued operation.
(b) Includes a benefit of $1,365 or $.20 per share related to the reversal of a valuation allowance which had been recorded in 1995 related to tax net operating losses.
(c) Represents payouts to the Company's former Chairman/CEO and President, costs to hire and relocate successors, and the costs to discontinue an unprofitable business.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
Overview

       The Company's net income of $.80 per share in fiscal 2000 increased 70% compared to adjusted income of $.47 per share in fiscal 1999 (before the $3.1 million one-time charges in fiscal 1999). During fiscal 2000, the Company continued a trend that began in the fourth quarter of 1999 when the Company generated record earnings (excluding one-time charges) for one quarter. The Company posted record earnings results in three of its four quarters in fiscal 2000, including the setting of another record in the fourth quarter.

       The Company expects to open up to 30 new stores during 2001 as part of its plan to open between 75-100 new stores between fiscal 2000 and the end of fiscal 2003. The new stores that have been targeted are mostly in existing markets in specialty retail centers. The Company has determined that its stores perform best in specialty retail centers with co-tenancy of other high-end retailers.

       The Company is also committed to growing its Internet business, through increased marketing and a state-of-the-art website. The Company's new internet site went "live" in August 2000 and has many features such as real-time inventory status, order conformation and product search capabilities.

       The Company negotiated a $50 million Credit Agreement with its bank through April 2004 replacing its existing credit agreement. The revised agreement increased the borrowing capacity, lowered the variable interest rate and reduced the covenant requirements.

       In April 2000, the Company repurchased 896,400 shares of its outstanding Common Stock from a shareholder at a cost of $3.1 million ($3.50 per share). The shares have been placed in treasury at cost. These shares represented approximately 13% of the then outstanding 6,852,000 shares. The purchase was financed using funds borrowed under its prior Credit Agreement prior to the previously mentioned amendment.

     The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, has increased to $36.5 million at April 19, 2001 compared to $26.4 million at the same time in 2000. Total bank debt decreased to $2.7 million at April 19, 2001 compared to $9.9 million at the same time in 2000.

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.


                                                                  Percentage Of Net Sales
                                                                        Fiscal Years
                                                                   1998     1999   2000
                                                                   ----     ----   ----
Net Sales                                                         100.0%   100.0% 100.0%
                                                                 ------   ------  -----
Cost of goods sold                                                 51.4     51.7   50.9
Gross profit                                                       48.6     48.3   49.1
General and administrative expenses                                10.0      9.8   10.0
Sales and marketing expenses                                       33.3     35.0   34.6
Store opening costs                                                 0.3       --    0.2
Executive payouts and other one-time charges                         --      1.6     --
                                                                 ------   ------  -----

Operating income                                                    4.9      1.9    4.4
Interest expense, net                                              (0.9)    (0.7)  (0.5)
                                                                 ------   ------  -----
Income from continuing operations before income taxes               4.0      1.2    3.9
Income taxes                                                       (0.8)    (0.5)  (1.5)
                                                                 ------   ------  -----
Income from continuing operations, net of tax                       3.2      0.7    2.4
Loss from discontinued operations, net of tax                      (0.1)      --     --
                                                                 ------   ------  -----
Net income                                                          3.1%     0.7%   2.4%
                                                                 ------   ------  -----

Fiscal 2000 Compared to Fiscal 1999

     Net Sales - Net sales increased 6.6% in fiscal 2000, primarily from a 6.8%
     --------
increase in comparable store sales, a 188% increase in Internet sales and a 11.7% decrease in catalog sales from fiscal 1999. The decrease in catalog sales was caused primarily by cannibalization from the Internet. Sales were driven by increases in Corporate Casual and Sportswear as the Company continues to address the changing clothing needs of men in the workplace.

     Gross Profit - Gross profit as a percentage of sales increased to 49.1% in
     ------------
fiscal 2000 from 48.3% in fiscal 1999 as the Company reduced promotional activities for its better selling products. In addition, several categories, including Corporate Casual, Sportswear and Ties, generated gross profit percentage increases.

     General and Administrative Expenses - General and administrative expenses
     -----------------------------------
increased to 10.0% of sales from 9.8% of sales in fiscal 1999 primarily from a $2.3 million increase in incentive compensation expense partially offset by a decrease in professional fees and travel expenses.

     Sales and Marketing Expenses - Sales and marketing expense (which consist
     ----------------------------
primarily of store occupancy, advertising and store payroll costs) decreased to 34.6% of sales in 2000 from 35.0% of sales in 1999 primarily as a result of leverage of expenses in existing stores which had a 6.8% sales increase and lower advertising costs. This decrease was partially offset by higher store payroll and occupancy costs as a percent of sales in the new stores.

     Store Opening Costs - Store opening costs increased $.2 million in fiscal
     -------------------
2000 compared to fiscal 1999 as the Company opened 10 new stores in 2000 (including two outlet stores) compared to five new stores in 1999.

     Interest Expense - Interest expense decreased $.3 million in fiscal 2000
     ----------------
due primarily to a lower average outstanding debt balance in 2000 compared to fiscal 1999. The weighted average interest rate increased in 2000 due primarily to increases in the prime rate.

     Income Taxes - The effective tax rate in fiscal 2000 was 37.5% compared to
     ------------
39.0% in fiscal 1999. The decrease resulted from lower effective state tax rates.

Fiscal 1999 Compared to Fiscal 1998

     Net Sales - Net sales increased 3.4% over the prior year to $193.5 million
     ---------
in fiscal 1999 from $187.2 million in fiscal 1998. The increase in net sales was due primarily to new stores.

     Gross Profit - Gross profit as a percent of sales decreased .3 percentage
     ------------
points to 48.3% in fiscal 1999 from 48.6% in fiscal 1998. The slight decrease was due primarily to the mix of product sold.

     General and Administrative Expenses - General and administrative expenses
     -----------------------------------
continued to decline as a percent of sales to 9.8% in fiscal 1999 from 10.0% and 10.3% in fiscal years 1998 and 1997, respectively, as the Company continues to leverage its overhead while opening new stores. Total general and administrative expenses increased to $19.0 million in fiscal 1999 compared to $18.8 million in fiscal 1998. Increases in payroll, professional fees, travel and other expenses were partially offset by a $1.6 million reduction in incentive compensation expense.

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

     Store Opening Costs - Store opening costs decreased $.5 million as the
     -------------------
Company opened five stores in fiscal 1999 compared to 16 in fiscal 1998.

     Executive Payouts and Other One-Time Charges - Executive payouts consisted
     --------------------------------------------
of a $2.2 million charge resulting from the retirement of the Company's Chairman and CEO and a $.4 million charge related to the payout of its former President. Other one-time charges included approximately $.3 million related to hiring and relocation of new corporate officers and $.2 million resulting from discontinuing an unprofitable business.

      Interest Expense - Interest expense decreased $.4 million to $1.4 million
      ----------------
in fiscal 1999 compared to $1.8 million in 1998. This improvement was due primarily to a reduction in the total debt outstanding in fiscal 1999 compared to the prior year. The average daily bank debt balance decreased to $9.9 million in 1999 from $12.5 million in 1998.

     Income Taxes - The fiscal 1999 effective tax rate was 39% compared to 20.7%
     ------------
in fiscal 1998. The fiscal year 1998 rate was positively impacted by the elimination of the valuation reserve.

Liquidity and Capital Resources

       The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, increased to $36.5 million at April 19, 2001 compared to $26.4 million at the same time in 2000. In March 2001, the Company issued $5.5 million term debt (the "Term Debt") secured by its distribution center to finance part of its growth.

       The following table summarizes the Company's sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

                                                   Years Ended
                                                   -----------
                                             Jan. 29,          Feb. 3,
                                               2000             2001
                                               ----             ----
Cash provided by (used in):
Operating activities                        $ 7,381            $11,059
Investing activities                         (6,780)            (3,167)
Financing activities                            251             (5,599)
Discontinued operations                        (513)              (254)
                                            -------            -------
Net increase in cash and cash equivalents   $   339            $ 2,039
                                            -------            -------

     Cash provided by the Company's operating activities (net) was due primarily to operating results and an increase in accounts payable leverage. Cash used in investing activities relates primarily to leasehold improvements in new, renovated and relocated stores. The Company spent approximately $3.7 million on capital expenditures in fiscal 2000 primarily for the buildout of new stores and approximately $1 million to install a new Internet site. Cash used in financing activities relates primarily to repayments/borrowings of the revolving loan under the Credit Agreement and the repurchase of $3.1 million of Common Stock.

     The Company expects to spend between $15 and $17 million on capital expenditures in fiscal 2001, primarily to open up to 30 new stores, to renovate several stores and to install a new warehouse distribution system to accommodate future store growth. The capital expenditures will be financed through operations, the Credit Agreement and the Term Debt.

Risks

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

               Growth Risks. A significant portion of the Company's growth has resulted and is expected to continue to result from the opening of new stores. While the Company believes that it will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, no such assurances can be made. As the Company continues its expansion program, the opening of stores may adversely affect catalog sales in such markets, and the opening of additional stores in existing markets may adversely affect sales of established stores.

               Competition. The retail apparel business is highly competitive and is expected to remain so. The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other apparel retailers. Many of these competitors have significantly greater financial, marketing and other resources than the Company. The Company believes that its emphasis on classic styles makes it less vulnerable to changes in fashion trends than many apparel retailers; however, the Company's sales and profitability depend upon the continued demand for its classic styles.

               Reliance on Key Suppliers. Historically, the Company has bought a substantial portion of its products from a limited number of suppliers. The loss of any one of these suppliers could cause a delay in the Company's sales process. Any significant interruption in the Company's product supply could have an adverse effect on its business due to delays in finding alternative sources and could result in increased costs to the Company.

               Growth by Acquisition, etc. The Company may from time to time hold discussions and negotiations with (i) potential investors who express an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward the formation of strategic alliances and (iii) companies that represent potential acquisition or investment opportunities for the Company. There can be no assurance any definitive agreement will be reached regarding the foregoing, nor does the Company believe that any such agreement is necessary to implement successfully its strategic plans.

Seasonality

       Historically, the Company's operations had not been greatly affected by seasonal fluctuations. Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. However, as the Company's merchandise continues to include more Corporate Casual and Sportswear, profits generated during the fourth quarter have become a larger portion of annual profits.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At February 3, 2001, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The financial statements listed in Item 14(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ----------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Item 10 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 4, 2001 (the first business day following 120 days from the close of its fiscal year ending February 3, 2001) or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2001.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

         Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 4, 2001 (the first business day following 120 days from the close of its fiscal year ending February 3, 2001) or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 4, 2001 (the first business day following 120 days from the close of its fiscal year ending February 3, 2001) or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2001.

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
         ---------------------------------------------

         Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 4, 2001 (the first business day following 120 days from the close of its fiscal year ending February 3, 2001) or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2001.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
         -----------------------------------------------------------------

         (a) The following Financial Statements of Jos. A. Bank Clothiers, Inc., the notes thereto, and the related reports thereon of the independent public accountants are filed under Item 8 of this report:

1.  Financial Statements                                                 Page

      Report of Independent Public Accountants. . . . . . . . . . . . . . F
      Consolidated Balance Sheets as of January 29, 2000 and
      February 3, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . F-1
      Consolidated Statements of Income for the Years Ended
      January 30, 1999, January 29, 2000 and February 3, 2001 . . . . . . F-2
      Consolidated Statements of Shareholders' Equity for the Years Ended
      January 30, 1999, January 29, 2000 and February 3, 2001 . . . . . . F-3
      Consolidated Statements of Cash Flows for the Years Ended
      January 30, 1999, January 29, 2000 and February 3, 2001 . . . . . . F-4
      Notes to Consolidated Financial Statements . . . . . . . .. . . . . F-5

2.  Financial Statement Schedules

         All required information is included within the Consolidated Financial Statements and the notes thereto.

         (b) Reports on Forms 8-K
              - None filed during the fourth quarter of fiscal 2000.

         (c) Exhibits

3.1      --Restated Certificate of Incorporation of the Company.*1 . . . . . .
3.2      --By-laws of the Company, together with all amendments thereto.*1 . .
4.1      --Form of Common Stock certificate.*1 . . . . . . . . . . . . . . . .
4.2      --Amended and Restated Stockholders Agreement, dated as of
           January 29, 1994, among the parties named therein.*1  . . . . . . .
4.3      --Rights Agreement dated as of September 19, 1997*5 . . . . . . . . .
4.4      --Certificate of Designation governing the Company's
           Series A Preferred Stock*5. . . . . . . . . . . . . . . . . . . . .
10.1     --1994 Incentive Plan*1 . . . . . . . . . . . . . . . . . . . . . . .
10.1(a)  --Amendments to Incentive Plan dated as of October 6, 1997, *6. . . .
10.4(f)  --Fourth Amended and Restated Credit Agreement, April 30, 1996,
           by and among the Company, Wells Fargo Bank, N.A. *3 . . . . . . . .
10.4(g)  --Combined amendment number one to fourth amended and restated credit agreement, December 18, 2000, by and between the Company and
           Foothill Capital Corporation, filed herewith . . . . . . . . . . . .
10.7(a)  --Amended and Restated Employment Agreement, dated as of September 19,
           1997, between Frank Tworecke and Jos. A. Bank Clothiers, Inc.,*6 . . 10.7(b) --Amendment to the Employment Agreement dated February 9, 1999 between Frank Tworecke and Jos. A. Bank Clothiers, Inc., *7. . . . .
10.8(a)  --Amended and Restated Employment Agreement, dated as of
           September 19, 1997, between David E. Ullman and Jos. A. Bank
           Clothiers, Inc., *6  . . . . . . . . . . . . . . . . . . . . . . . .
10.9     --Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust
           Agreement as amended and restated effective April 1, 1994.*4 . . . .
10.10    --Collective Bargaining Agreement between Retail Employees Union Local
           340, Amalgamated Clothing and Textile Workers Union, AFL-CIO and
           Jos. A. Bank Clothiers, Inc.*4 . . . . . . . . . . . . . . . . . . .
10.12    --Employment Agreement, dated September 19, 1997, between Gary W.
           Cejka and Jos. A. Bank Clothiers, Inc., *6 . . . . . . . . . . . . .
10.13    --Employment Agreement, dated September 19, 1997, between Charles D.
           Frazer and Jos. A. Bank Clothiers, Inc., *6. . . . . . . . . . . . .
10.13(a) --Amendment to the Employment Agreement dated February 14, 1999 between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *7 . . .

10.15    --Employment Agreement dated August 31, 1998 between J.F. Timothy
           Carroll and Jos. A. Bank Clothiers, Inc., *7 . . . . . . . . . . . .
10.15(a) --Employment Agreement dated November 1, 1999 between Robert N.
           Wildrick and Jos. A. Bank Clothiers, Inc., *8  . . . . . . . . . . .
10.16    --Amendment to Employment Agreement dated March 6, 2000 between Robert
           N. Wildrick and Jos. A. Bank Clothiers, Inc.,*9  . . . . . . . . . .
10.17    --Employment Agreement dated November 30, 1999 between Robert Hensley and Jos. A. Bank Clothiers, Inc., *8 . . . . . . . . . . . . . . . .
10.17(a) --First Amendment, dated as of January 1, 2001, to Employment
           Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., filed herewith . . . . . . . . . . . . . . . . . . . . . . . . . . .
10.17(b) --Second Amendment, dated as of March 16, 2001, to Employment
           Agreement between Robert Hensley and Jos. A. Bank Clothiers,
           Inc., filed herewith . . . . . . . . . . . . . . . . . . . . . . . .
10.18    --Employment Agreement dated December 21, 1999 between
           R. Neal Black and Jos. A. Bank Clothiers, Inc., *9 . . . . . . . . .
10.18(a) --First Amendment dated as of March 16, 2001, to Employment Agreement between R. Neal Black and Jos. A. Bank Clothiers, Inc., filed herewith . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
10.19    --Collective Bargaining Agreement dated March 1, 2000 by and between
           Joseph A. Bank Mfg. Co., Inc. and Baltimore Regional Joint Board,
           UNITE, filed herewith. . . . . . . . . . . . . . . . . . . . . . . .
10.20    --Employment offer letter, dated November 20, 2000, from Jos. A. Bank
           Clothiers, Inc. to Jerry DeBoer, filed herewith. . . . . . . . . . .
21.1(b)  --Company subsidiaries, filed herewith . . . . . . . . . . . . . . . .


*1       Incorporated by reference to the Company's Registration
         Statement on Form S-1 filed May 3, 1994.
*2 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.
*3 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
*4 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
*5 Incorporated by reference to the Company's Form 8-K dated September 22, 1997.
*6 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.
*7 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.
*8       Incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the quarter ended October 30, 1999.
*9 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on May 3, 2001.

                         JOS. A. BANK CLOTHIERS, INC.
                                 (registrant)
                         By:  /s/: Robert N. Wildrick
                             --------------------------
                              ROBERT N. WILDRICK
                     CHIEF EXECUTIVE OFFICER AND PRESIDENT

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

NAME                                TITLE                                                                       DATE
/s/: Robert N. Wildrick          Director, Chief Executive Officer and President                              May 3, 2001
-----------------------------    (Principal Executive Officer)



/s/: R. Neal Black               Executive Vice President, Marketing & Merchandising                          May 3, 2001
-----------------------------


/s/: Robert B. Hensley          Executive Vice President, Stores & Operations                                 May 3, 2001
-----------------------------


/s/: David E. Ullman             Executive Vice President, Chief Financial Officer                            May 3, 2001
-----------------------------


/s/: Richard E. Pitts            Vice President - Treasurer (Principal Accounting Officer)                    May 3, 2001
-----------------------------


/s/: Andrew A. Giordano          Director, Chairman of the Board                                              May 3, 2001
-----------------------------


/s/: Gary S. Gladstein           Director                                                                     May 3, 2001
-----------------------------


/s/: Peter V. Handal             Director                                                                     May 3, 2001
-----------------------------


/s/: David A. Preiser            Director                                                                     May 3, 2001
-----------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Jos. A.Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of January 29, 2000 and February 3, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended January 30, 1999, January 29, 2000 and February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 29, 2000 and February 3, 2001, and the results of their operations and their cash flows for the years ended January 30, 1999, January 29, 2000 and February 3, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Baltimore, Maryland
March 5, 2001 (except with respect to
the matter discussed in Note 14, as to
which the date is March 27, 2001)

                         JOS. A. BANK CLOTHIERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                  AS OF JANUARY 29, 2000 AND FEBRUARY 3, 2001
                   (In Thousands, Except Share Information)


ASSETS
                                                                        Jan. 29, 2000  Feb. 3, 2001
                                                                        -------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $   1,087   $   3,126
   Accounts receivable                                                         2,601       2,724
   Inventories                                                                46,387      50,449
   Prepaid expenses and other current assets                                   3,178       5,329
   Deferred income taxes                                                       2,479         375
                                                                          -----------  ----------
          Total current assets                                                55,732      62,003


NONCURRENT ASSETS:
   Property, plant and equipment, net                                         27,247      25,632
   Other noncurrent assets, net                                                   73          57
   Deferred income taxes                                                       1,699       1,262
                                                                          -----------  ----------
          Total assets                                                     $  84,751   $  88,954
                                                                          -----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  13,195   $  16,663
   Accrued expenses                                                           14,573      16,268
   Current portion of long-term debt                                           1,218         422
   Net current liabilities of discontinued operations                            254          --
                                                                          -----------  ----------
     Total current liabilities                                                29,240      33,353


NONCURRENT LIABILITIES:
   Long-term debt                                                              8,148       6,447
   Deferred rent                                                               3,577       3,446
                                                                          -----------  ----------
     Total liabilities                                                        40,965      43,246
                                                                          -----------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par, 20,000,000 shares authorized,
   7,039,442 issued and 6,830,027 outstanding as of
   January 29, 2000 and 7,061,442 issued and 5,955,627
   outstanding as of February 3, 2001                                            70           71
 Preferred stock, $1.00 par, 500,000 shares authorized, none
   issued or outstanding                                                        --            --
 Additional paid-in capital                                                  56,500       56,535
 Accumulated deficit                                                        (10,864)      (5,840)
 Less 209,415 shares of common stock held in treasury at January 29,
  2000, and 1,105,815 held at February 3, 2001, at cost                      (1,920)      (5,058)
                                                                          -----------  ----------
    Total shareholders' equity                                               43,786       45,708
                                                                          -----------  ----------
    Total liabilities and shareholders' equity                            $  84,751    $  88,954
                                                                          -----------  ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                         JOS. A. BANK CLOTHIERS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001
                 (In Thousands, Except Per Share Information)

                                                                      Years Ended
                                                     ------------------------------------------------
                                                     Jan. 30, 1999    Jan. 29, 2000      Feb. 3, 2001
                                                     -------------    -------------      ------------
NET SALES                                              $ 187,163         $ 193,529          $ 206,252

COST OF GOODS SOLD                                        96,281           100,030            104,943
-----------------------------------------------------------------------------------------------------
Gross Profit                                              90,882            93,499            101,309
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
General and administrative                                18,806            18,965             20,609
Sales and marketing                                       62,249            67,694             71,264
Store opening costs                                          617               153                363
Executive payouts and other one-time charges                 --              3,102                --
-----------------------------------------------------------------------------------------------------
Total operating expenses                                  81,672            89,914             92,236
-----------------------------------------------------------------------------------------------------
OPERATING INCOME                                           9,210             3,585              9,073

Interest expense, net                                      1,762             1,346              1,034
-----------------------------------------------------------------------------------------------------
Income from continuing operations before
 provision for income taxes                                7,448             2,239              8,039

Provision for income taxes                                 1,539               873              3,015
-----------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                          5,909             1,366              5,024

Discontinued operations, net of tax:
Loss from discontinued operations                            (51)              --                 --
-----------------------------------------------------------------------------------------------------
Net income                                             $   5,858            $ 1,366            $ 5,024
-----------------------------------------------------------------------------------------------------
EARNINGS PER SHARE

Income from continuing operations:
Basic                                                    $  0.87           $  0.20            $  0.82
Diluted                                                  $  0.85           $  0.20            $  0.80

Discontinued operations (net of tax):
Basic                                                    $ (0.01)          $   --             $    --
Diluted                                                  $ (0.01)          $   --             $    --

Net income:
Basic                                                    $  0.86           $  0.20            $  0.82
Diluted                                                  $  0.84           $  0.20            $  0.80

Weighted average shares outstanding:
Basic                                                      6,791             6,801              6,136
Diluted                                                    6,976             6,892              6,249

The accompanying notes are an integral part of these consolidated statements.

                         JOS. A. BANK CLOTHIERS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001
                                (In Thousands)


                                                        Additional      Total                     Total
                                                Common    Paid-In     Accumulated   Treasury   Shareholders'
                                                Stock     Capital       Deficit       Stock       Equity
                                               -------  ----------   ------------   --------   ------------
-----------------------------------------------------------------------------------------------------------
BALANCE, January 31, 1998                       $ 70     $ 56,336     $ (18,088)    $ (1,920)    $ 36,398
-----------------------------------------------------------------------------------------------------------

  Net Income                                      --          --          5,858          --         5,858

  Net proceeds from issuance of
    common stock (875 shares)
    pursuant to Incentive Option Plan             --            5           --           --             5

  Stock based compensation                        --           52           --           --            52

-----------------------------------------------------------------------------------------------------------
BALANCE, January 30, 1999                         70       56,393       (12,230)      (1,920)      42,313
-----------------------------------------------------------------------------------------------------------

  Net income                                      --          --          1,366          --         1,366

  Net proceeds from issuance of
    common stock (38,000 shares)
    pursuant to Incentive Option Plan             --           62           --           --            62

  Stock based compensation                        --           45           --           --            45

-----------------------------------------------------------------------------------------------------------
BALANCE, January 29, 2000                         70       56,500       (10,864)      (1,920)      43,786
-----------------------------------------------------------------------------------------------------------

  Net income                                      --          --          5,024          --         5,024

  Net proceeds from issuance of
    common stock (22,000 shares)
    pursuant to Incentive Option Plan              1          35            --           --            36

  Repurchase of 896,400 shares of
    Common Stock at $3.50 per share               --          --            --        (3,138)      (3,138)

-----------------------------------------------------------------------------------------------------------
BALANCE, February 3, 2001                       $ 71     $ 56,535     $  (5,840)    $ (5,058)    $ 45,708
-----------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                          JOS. A. BANK CLOTHIERS,INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
  FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 29, 2000 AND FEBRUARY 3, 2001
                                (In Thousands)


                                                                                             Years Ended
                                                                               --------------------------------------
                                                                               Jan.30,1999   Jan.29,2000   Feb.3,2001
                                                                               -----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $  5,858      $ 1,366        $ 5,024
 Loss from discontinued operations                                                   51            --           --
----------------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                                5,909         1,366         5,024
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Deferred tax expense                                                               827           705         2,541
 Depreciation and amortization                                                    4,105         3,973         4,195
 Loss on disposition of assets                                                      --            107            32
 Stock based compensation                                                            52            45           --
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                                        (71)          207          (123)
  Increase in inventories                                                        (4,714)       (1,559)       (4,062)
  Decrease (increase) in prepaid expenses and other current assets                  149         1,011        (2,151)
  Decrease in other noncurrent assets                                                53           439            16
  Increase (decrease) in accounts payable                                           693          (817)        3,468
  Decrease in long-term pension liability                                          (437)          (80)          --
  Increase in accrued expenses                                                    2,730         2,069         2,250
  Increase (decrease) in deferred rent                                              188           (85)         (131)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities
   of continuing operations                                                       9,484         7,381        11,059
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                            (6,319)       (6,780)       (3,695)
 Proceeds from disposal of assets                                                   --            --            528
----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities of
   continuing operations                                                         (6,319)       (6,780)       (3,167)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving loan agreement                                       36,549        60,161        60,108
 Repayment of borrowings under revolving loan
  agreement                                                                     (40,329)      (61,311)      (62,178)
 Borrowing of other long-term debt                                                  277         1,686           --
 Repayment of other long-term debt                                                 (319)         (347)         (427)
 Repurchase of Common Stock into Treasury                                           --            --         (3,138)
 Net proceeds from issuance of common stock                                           5            62            36
----------------------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by financing activities
  of continuing operations                                                       (3,817)          251        (5,599)
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) discontinued
  operations                                                                        836          (513)         (254)
----------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                                          184           339         2,039

CASH AND CASH EQUIVALENTS,
 beginning of year                                                                  564           748         1,087
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 end of year                                                                    $   748      $  1,087       $ 3,126
----------------------------------------------------------------------------------------------------------------------


 The accompanying notes are an integral part of these consolidated statements.

            JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
            JANUARY 30, 1999, JANUARY 29, 2000 and FEBRUARY 3, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------
Description of Business - Jos. A. Bank Clothiers, Inc. ("Clothiers") is a nationwide retailer of classic men's clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

Fiscal Year - The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 30, 1999 (fiscal 1998) and January 29, 2000 (fiscal 1999), each contained fifty-two weeks. The fiscal year ended February 3, 2001 (fiscal 2000) contained fifty-three weeks.

Basis of Presentation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Clothiers and its wholly-owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents include overnight investments. Interest expense, net, includes interest income of approximately $10,000, $1,000 and $50,000 in fiscal 1998, 1999 and 2000, respectively.

Supplemental Cash Flow Information -Interest and income taxes paid were as follows (in thousands):


                                 Years Ended
                      Jan. 30,     Jan. 29,   Feb. 3,
                        1999        2000       2001
                      --------    ---------   -------
Interest paid         $1,462       $1,162     $ 965
Income taxes paid     $  252       $  163     $ 363

Inventories - Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with getting its merchandise to the point of sale.

Catalogs and Promotional Materials - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At January 29, 2000 and February 3, 2001, prepaid catalog and promotional materials were approximately $1,625,000 and $1,696,000, respectively, representing expenditures for the applicable subsequent spring catalog.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                             Estimated
      Asset Class                          Useful Lives
     -------------                         ------------
      Buildings and improvements           25 years
      Equipment                            3-10 years
      Furniture and fixtures               10 years
      Leasehold improvements               Initial term of
                                           lease, not to
                                           exceed 10 years

Other Noncurrent Assets - Other noncurrent assets includes deferred financing costs of $0 and $57,000 as of January 29, 2000 and February 3, 2001, respectively. Deferred financing costs were incurred in connection with the Company's bank credit agreement described in Note 5 and are being amortized as additional interest expense over the remaining term of the agreement using the effec-tive interest method. Other noncurrent assets also include $73,000 of notes receivable as of January 29, 2000.

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

Earnings Per Share - During 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share," (EPS) which requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 are as follows:

                                                        1998   1999    2000
                                                       -----   -----   -----

Weighted average shares outstanding for basic EPS      6,791   6,801   6,136
-----------------------------------------------------------------------------
Dilutive effect of common stock quivalents               185      91     113
-----------------------------------------------------------------------------
Weighted average shares outstanding for diluted EPS    6,976   6,892   6,249
-----------------------------------------------------------------------------

The Company uses the treasury method for calculating the dilutive effect of stock options.

Impact of Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133, was issued. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company currently does not utilize any derivative instruments but may enter into such instruments in the future. SFAS No. 133 and SFAS No. 138 are effective beginning on January 1, 2001.

2.  INVENTORIES:
    -----------
Inventories at January 29, 2000 and February 3, 2001, consist of the following (in thousands):

                    Jan. 29, 2000        Feb. 3, 2001
                    -------------        ------------
Finished goods         $43,036               $46,588
Raw materials            3,351                 3,861
------------------------------------------------------
  Total                $46,387               $50,449
------------------------------------------------------

3.  PROPERTY, PLANT AND EQUIPMENT:
    -----------------------------
Property, plant and equipment at January 29, 2000 and February 3, 2001, consists of the following (in thousands):


                                         Jan. 29, 2000          Feb. 3, 2001
                                         -------------          ------------
  Land                                      $   475              $    349
  Buildings and improvements                 10,923                 9,693
  Leasehold improvements                     22,765                22,180
  Equipment, furniture and fixtures          21,977                21,586
----------------------------------------------------------------------------
                                             56,140                53,808

  Less: Accumulated depreciation
    and amortization                        (28,893)              (28,176)
----------------------------------------------------------------------------
  Property, plant and equipment, net       $ 27,247              $ 25,632

4.  ACCRUED EXPENSES:
    ----------------
Accrued expenses at January 29, 2000 and February 3, 2001, consist of the following (in thousands):

                                Jan. 29, 2000     Feb. 3, 2001
                                -------------     ------------
  Accrued compensation
   and benefits                     $ 4,266         $ 6,892
  Accrued advertising                 1,948           2,020
  Gift certificate
   payable                            2,327           2,618
  Other accrued expenses              6,032           4,738
--------------------------------------------------------------
    Total                           $14,573         $16,268
--------------------------------------------------------------

Other accrued expenses consist primarily of liabilities related to interest, sales taxes, property taxes, customer deposits, and percentage rent.

5.  LONG-TERM DEBT:
    --------------
Long-term debt at January 29, 2000 and February 3, 2001, consists of the following (in thousands):


                                   Jan. 29,      Feb. 3,
                                     2000         2001
                                   --------     --------
Bank credit agreement-
  Borrowings under
  long-term revolving
  loan agreement, including
  term portion                      $ 7,166      $ 5,096

Notes related to lease-
  hold improvements,
  interest at 9.4%,
  9.9% and 11.0%, respectively,
  payable in monthly
  installments through
  February 1, 2003                      547          346

Note related to
  building improvements,
  interest at 9.1% payable
  in monthly installments
  through
  November 1, 2007                      729          660

Notes related to POS equipment,
  interest at 9.7% payable in
  monthly installment through
  November 1, 2004                      924          767
--------------------------------------------------------------

  Total debt                          9,366        6,869

Less: Current maturities              1,218          422
--------------------------------------------------------------
Long-term debt                     $  8,148      $ 6,447
--------------------------------------------------------------

Bank Credit Agreement - The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and equipment values. In December, 2000, the Company extended the Credit Agreement to April, 2004. The amended Credit Agreement changed the maximum revolving amount under the facility to $50,000,000. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $10,000,000 and the Company may not borrow additional funds if its availability in excess of outstanding borrowings is less than $5,000,000. As of February 3, 2001, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are prime or LIBOR plus 1.5%. The amended agreement also includes provisions for a seasonal over-advance.

As of January 29, 2000 and February 3, 2001, the Company's availability in excess of outstanding borrowings under the formula was $29,916,000 and $33,079,000, respectively. Substantially all assets of the Company with the exception of its distribution center are collateralized under the Credit Agreement (see Note 14).

During the year ended January 29, 2000, borrowings under the Credit Agreement bore interest ranging from prime to prime plus .75% or LIBOR plus 2.0% to LIBOR plus 2.75%. During the year ended February 3, 2001, borrowings under the Credit Agreement bore interest ranging from prime to prime plus .75% or LIBOR plus 1.5% to LIBOR plus 2.75%.

The average daily outstanding balances under the Credit Agreement for the fiscal years ended January 29, 2000 and February 3, 2001 were $9,856,000 and $4,838,000, respectively. The highest month end outstanding balances under the Credit Agreement for the fiscal years ended January 29, 2000 and February 3, 2001 were $17,957,000 and $8,613,000, respectively. In addition to borrowings under the Credit Agreement, the Company has a letter of credit of $400,000 at January 29, 2000 and February 3, 2001, to secure the payment of rent.

The aggregate maturities of the Company's long-term debt as of February 3, 2001, are as follows: year ending 2002-$422,000; 2003-$442,000, 2004-$298,000, 2005 and thereafter-$611,000.

6.  EXECUTIVE PAYOUTS AND OTHER ONE-TIME CHARGES:
    ---------------------------------------------

During the second quarter of fiscal 1999, the Company's Chairman/CEO retired and the Company recorded a one-time charge of $2.2 million associated with that event. The one-time charge includes a payout to the former Chairman/CEO of approximately $1.8 million and professional fees, primarily recruiting and related expenses, that were incurred in the second quarter of fiscal 1999. During the fourth quarter of fiscal 1999, the Company recorded an additional one-time charge of $.9 million. This charge included a $.4 million charge related to the departure of the Company's former President, a $.2 million charge related to discontinuing an unprofitable business and approximately $.3 million of costs related to the recruiting and relocation of new corporate officers that were incurred by the end of fiscal 1999.

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

Employment Agreements - The Company has employment agreements with certain of its executives expiring in 2001, aggregating base compensation of $2,712,000 (not including annual adjustments) over the term. These executives would also be entitled to severance of approximately $2,235,000 (not including annual adjustments) if terminated without cause or if the executive left the Company for cause (as defined). The contracts also provide for additional incentive payments subject to perform-performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $1,885,000, $250,000 and $2,530,000 in incentive payments in fiscal years 1998, 1999 and 2000, respectively.

Lease Obligations - The Company has numerous noncancelable operating leases for retail stores, certain office space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments under noncancelable operating leases at February 3, 2001, are as follows (in thousands):

Year Ending                       Amount
-----------                       ------
2002                            $ 14,097
2003                              13,472
2004                              12,875
2005                              10,533
2006                               8,256
2007 and thereafter               22,855
----------------------------------------
Total                           $ 82,088
----------------------------------------

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals and net of sublease payments received, approximated $12,839,000, $12,826,000 and $13,319,000 for the years ended January 30, 1999, January 29, 2000 and February 3, 2001, respectively. Minimum rentals approximated $12,435,000, $12,383,000 and $12,757,000, respectively. Contingent rentals, which are based on a percentage of sales, approximated $423,000, $462,000 and $574,000, respectively. Additionally, sublease payments received approximated $19,000, $19,000 and $12,000, respectively.

Inventories - The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. The Company has committed to a substantial portion of its purchases for fiscal 2001. In 2000, the Company purchased less than 9% of its finished product from any single vendor.

Other - During fiscal 1997, the Company signed a five-year agreement which expires in January, 2002 with David Leadbetter, a golf professional, to produce golf and other apparel under his name. Payments are based on sales volumes. The minimum annual commitment under this agreement is $150,000, which represents the amount paid in each of the fiscal years 1998, 1999 and 2000.

8.  BENEFIT PLANS:
    --------------
Defined Benefit Pension & Post-Retirement Plans - In connection with the termination of certain plans in 1994, the Company adopted a noncontributory defined benefit pension plan and a post-retirement benefit plan to cover certain union employees with equivalent benefits to the predecessor plans. The annual contributions are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The plan provides for eligible employees to receive benefits based principally on years of service with the Company. The Company does not pre-fund the benefits from the post-retirement benefit plan.

In accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", the Company records the expected cost of these benefits as expense during the years that employees render service. The Company has adopted the standards on a prospective basis as permitted. As such, the Company amortizes the remaining related transition liability of $124,674 over 8 years.

The following table sets forth the plan's funded status as of December 31, 1999 and 2000, the date of the latest actuarial valuations (in thousands):

                                                   Pension Benefits         Other Post-retirement Benefits
                                                ----------------------      ------------------------------
                                                 1999            2000            1999            2000
                                                ------          ------          ------          ------
Change in benefit obligation:
Benefit obligation at beginning of year         $  156          $  206          $  351          $  338
Service cost                                        17              18              25              34
Interest cost                                       32              17              21              28
Actuarial (gain) loss                               50              26             (59)             51
Benefits paid                                      (49)            (11)             --              --
----------------------------------------------------------------------------------------------------------
Benefit obligation at end of year               $  206          $  256          $  338          $  451
----------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year  $  206          $  471          $   --          $   --
Actual return on plan assets                       205               3              --              --
Employer contribution                              109              --              --              --
Benefits paid                                      (49)            (11)             --              --
----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year        $  471          $  463          $   --          $   --
----------------------------------------------------------------------------------------------------------

Funded status                                   $  265          $  207          $ (338)         $ (451)
Unrecognized net actuarial loss (gain)             (42)             18            (137)            (80)
Unrecognized initial net liability at transition    43              39             134             125
----------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                  $  266          $  264          $ (341)         $ (406)
----------------------------------------------------------------------------------------------------------

Discount rate                                     7.25%           7.25%           7.25%           7.25%
Expected return on plan assets                    8.00%           8.00%             --              --

Components of net periodic benefit cost:
Service cost                                    $   17          $   18          $   25          $   34
Interest cost                                       32              17              21              28
Amortization of net liability at transition          5               5               9               9
Expected return on plan assets                    (127)            (38)             --              --
Recognized net actuarial gain                       66              --             (15)             (6)
----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $   (7)         $    2     $        40          $   65
--------------------------------------------------------- ------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have less than a $13,000 effect on total service and interest costs and post-retirement benefit obligation.

Profit Sharing Plan - The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate after six months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company is required to match a portion of employee contributions to the plan and may make additional contributions at the discretion of the directors of the Company. Contributions by the Company to the plan were approximately $321,000, $384,000 and $373,000 for the years ended January 30, 1999, January 29, 2000 and February 3, 2001, respectively. The Company also established a non-qualified, unfunded deferred Compensation plan effective October 1, 1998. This plan is designed to provide a select group of management and highly-compensated employees with retirement benefits. All assets of the plan are fully subject to the Company's creditors. Contributions by the Company for the years ended January 30, 1999, January 29, 2000 and February 3, 2001 were approximately $10,000, $41,000 and $2,000, respectively.

9.  INCOME TAXES:
    -------------

As of the beginning of the fiscal year 1998, the Company had a deferred tax asset related to tax net operating loss carry-forwards ("NOLs") and an offsetting valuation allowance. Management determined, based on the Company's recent history of earnings, that future earnings of the Company will more likely than not be sufficient to utilize the NOLs prior to their expiration. Accordingly, during the third quarter of fiscal 1998, the Company eliminated the valuation reserve.

The provision for income taxes for continuing operations was comprised of the following (in thousands):

                                     Years Ended
                          ---------------------------------
                          Jan. 30,     Jan. 29,     Feb. 3,
                           1999         2000         2001
                          --------     --------     -------
Federal:
Current                    $   712      $    53      $   325
Deferred                       651          641        2,312

State:
Current                         --          115          149
Deferred                       176           64          229
------------------------------------------------------------
Provision for
 income taxes              $ 1,539      $   873      $ 3,015
------------------------------------------------------------

The differences between the recorded income tax provision and the "expected" tax provision based on the statutory federal income tax rate is as follows (in thousands):

                                     Years Ended
                          ---------------------------------
                          Jan. 30,     Jan. 29,     Feb. 3,
                           1999         2000         2001
                          --------     --------     -------
Computed federal tax
  provision at
  statutory rates         $ 2,532      $   761      $ 2,733

State income taxes, net
  of federal income
  tax effect                  372          112          282
Valuation allowance        (1,365)          --           --
------------------------------------------------------------
Provision for
 income taxes              $ 1,539      $   873      $ 3,015
------------------------------------------------------------

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities give rise to deferred income taxes. Total deferred tax assets and deferred tax liabilities stated by sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                   Jan. 29,     Feb. 3,
                                     2000        2001
                                   --------     -------
Deferred Tax Assets:
  Inventories                       $ 766        $ 723
  Property, plant and equipment       536          786
  Accrued liabilities and other     3,388        1,218
  Operating loss carryforwards
   and carrybacks                     188           --
-------------------------------------------------------
                                    4,878        2,727
Deferred Tax Liabilities:
  Prepaid expenses and other
   current assets                    (700)      (1,090)
-------------------------------------------------------
Net Deferred Tax Asset             $4,178       $1,637
-------------------------------------------------------

10.  INCENTIVE OPTION PLAN:
     ----------------------
Effective January 28, 1994, the Company adopted an Incentive Plan ("the 1994 Plan"). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. Approximately 893,000 shares of Common Stock have been reserved for issuance under the Plan. The exercise price of an option granted under the 1994 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan vest in full upon a change of control of the Company.

On September 14, 1999, in order to attract a new Chief Executive Officer ("CEO") to the Company, the Board of Directors authorized a pool of 600,000 shares of Common Stock to be available to support a grant of options to said CEO ("the 1999 Plan"). An Option to purchase up to 600,000 shares of Common Stock under the 1999 Plan was granted to the CEO pursuant to his Employment

Agreement, dated as of November 1, 1999. Unless sooner terminated pursuant to those provisions of the Employment Agreement dealing with exercise of the option after termination of employment or death, and subject to acceleration of vesting as provided in the next sentence, the Option shall vest and become exercisable in whole or in part from time to time as to (a) 200,000 of the Option Shares on or after November 1, 1999, (b) an additional 200,000 of the Option Shares on or after November 1, 2000 and (c) an additional 200,000 Option Shares on and after the earlier of September 30, 2009 or the first date after which the average closing price of the Common Shares for any consecutive 90-day period equals or exceeds $8.00 per share. All options expire on November 1, 2009. Upon the occurrence of a change in control of the Company (as defined in the Optionee's Employment Agreement), any installments of the Option not then vested shall vest and become immediately exercisable.

As of February 3, 2001, options outstanding for 505,025 shares had been granted under the 1994 Plan at exercise prices ranging from $1.88 to $8.00 per share and options for 447,480 shares were exercisable. As of February 3, 2001, options outstanding for 600,000 shares had been granted under the 1999 Plan at an exercise price of $3.41 per share, of which 400,000 shares were exercisable at February 3, 2001. In addition, there are 95,959 options outstanding and exercisable at $9.17 per share which were issued in fiscal 1993 under employment agreements.

The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during fiscal year 1998, 1999 and 2000, using the Black-Scholes option pricing model as prescribed by SFAS No 123. Assumptions used for the pricing model include 4.5% to 7.9% for the risk-free interest rate, expected stock option lives of 2-10 years, expected dividend yield of 0% each year and expected volatility of 61.3% to 69.0%. Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income would have been $5,680,455 in fiscal 1998, $432,160 in fiscal 1999 and $4,911,022, in fiscal 2000. Pro forma basic earnings per share would have been $.84 in fiscal 1998, $.06 in fiscal 1999 and $.80 in fiscal 2000. Pro forma diluted earnings per share would have been $.81 in fiscal 1998, $.06 in fiscal 1999 and $.79 in fiscal 2000.

Transactions with respect to the plans were as follows (shares in thousands):

                         January 30, 1999       January 29, 2000       February 3, 2001
                        ------------------     ------------------     ------------------
                                 Weighted               Weighted               Weighted
                                  Average                Average                Average
                                 Exercise               Exercise               Exercise
                         Shares    Price        Shares    Price        Shares    Price
                        -------  ---------     -------  ---------     -------  ---------
Outstanding at
  beginning of year      1,081    $  6.45       1,093    $  6.48       1,307    $  4.75

Granted                     36    $  6.57         739    $  3.51          14    $  4.44

Exercised                   (1)   $  4.00         (38)   $  1.63         (22)   $  1.63

Canceled                   (23)   $  6.65        (487)   $  6.49         (98)   $  5.39
                        ------                 ------                 ------
Outstanding at
  end of year            1,093    $  6.48       1,307    $  4.75       1,201    $  4.75
                        ======                 ======                 ======
Exercisable at
  end of year              637    $  7.14         729    $  5.31         943    $  5.00
                        ======                 ======                 ======

The following table summarizes information about stock options outstanding at February 3, 2001 (shares in thousands):

                                   Options Outstanding                           Options Exercisable
-----------------   ----------------------------------------------------    ---------------------------------
                       Number        Weighted Average       Weighted            Number           Weighted
Range of Exercise   Outstanding         Remaining            Average        Exercisable at        Average
     Prices         Feb. 3 2001      Contractual Life     Exercise Price      Feb. 3, 2001      Exercise Price
-----------------   -----------      ----------------     --------------    --------------     --------------
  $1.88 - $4.00       806,125              8.29               $ 3.45            593,622            $ 3.45
  $4.01 - $7.38       297,900              4.70                 6.83            252,858              7.03
  $7.39 - $9.17        96,959              2.99                 9.16             96,959              9.16

The weighted average fair value of options granted for the years ended January 30, 1998, January 29, 2000 and February 3, 2001, was

$4.80, $5.06 and $3.83, respectively.

11.  RIGHTS OFFERING:
     ----------------
In September, 1997, the Company adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Jos. A. Bank's outstanding Common Stock held as of the close of business on September 30, 1997. Each Right will entitle stockholders to buy one one-hundredth of a share of then newly designated Series A Preferred Stock of Jos. A. Bank at an exercise price of $40. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company's outstanding Common Stock.

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

12.  DISCONTINUED OPERATIONS:
     ------------------------

In January, 1998 (fiscal 1997), the Company formalized a plan to dispose of its manufacturing operations. Accordingly, the consolidated financial statements reflect the disposition of the manufacturing operations as discontinued operations. The revenues, costs and expenses, assets and liabilities, and cash flows of the manufacturing operations have been excluded from the respective captions in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and the related footnotes included herein.

In April, 1998, the Company entered into an agreement which included the disposition of the Company's manufacturing operations. Based upon the agreement, an estimated loss on disposal of $2,479,000 was reported net of an income tax benefit of $967,000, for an after-tax loss of $1,512,000 for fiscal 1997. In addition losses from operations have been reflected for each year presented.

Summarized financial information for the discontinued operations is as follows (in thousands):

                               Jan 30,          Jan 29,          Feb 3,
                                1999             2000             2001
                               -------          -------          ------
Loss before income taxes        $   (84)         $   --           $   --
Net loss                        $   (51)         $   --           $   --
------------------------------------------------------------------------

Current assets                  $ 1,159          $  580           $   --
Less current liabilities        $ 1,926          $  834               --
------------------------------------------------------------------------
Net current liabilities         $  (767)         $ (254)          $   --
------------------------------------------------------------------------

Noncurrent assets               $   241          $   --           $   --
Noncurrent liabilities          $   241          $   --           $   --
------------------------------------------------------------------------
Net noncurrent assets           $    --          $   --           $   --
------------------------------------------------------------------------

Revenues of the manufacturing operations primarily represent intercompany sales which have been eliminated in consolidation.

Net current and non-current assets/liabilities of discontinued operations noted above include receivables, inventories, plant and equipment, pension termination and other transaction costs associated with the discontinued manufacturing operations.

13. REPURCHASE OF COMMON STOCK:
    --------------------------

On April 12, 2000, the Company announced a repurchase of approximately 13% of its outstanding common stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share.

14. SUBSEQUENT EVENT:
    ----------------

On March 27, 2001 the Company closed a $5,500,000 real estate loan with General Electric Capital Business Asset Funding Corporation. The loan is amortized over twelve years at 8.15% and is collateralized by the Company's corporate offices and distribution center.

15. SEGMENT REPORTING (Unaudited):
    -----------------

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

The Company's segment are strategic business units that offer similar products to the retail customer by two distinctively different mentods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the Internet and either calls, mails, faxes or places an order online. The merchandise is then shipped to the customer.

Segment data is presented in the following table (in thousands):

-----------------------------------------------------------------------------------------------------------------------------------
Fiscal 2000                                  Full line    Catalog & Internet direct
(in thousands)                                stores             marketing               Other          Total
                                             --------     -------------------------   ---------       -----------
Net sales                                    $173,762            $ 24,624             $   7,866 (a)    $206,252
Depreciation and amortization                   3,145                  25                 1,025           4,195
Operating income (b)                           28,806               1,845               (21,578)          9,073
Identifiable assets (c)                        54,585               9,863                24,506          88,954
Capital expenditures (d)                        2,192                 935                   568           3,695

Fiscal 1999                                  Full line    Catalog & Internet direct
(in thousands)                                stores             marketing               Other          Total
                                             --------     -------------------------   ---------       -----------
Net sales                                    $161,285            $ 24,602              $  7,642 (a)    $193,529
Depreciation and amortization                   3,123                  15                   835           3,973
Operating income (b)                           24,362               2,377               (23,154)(e)       3,585
Identifiable assets (c)                        51,307               8,862                24,582          84,751
Capital expenditures (d)                        4,777                  97                 1,906           6,780

Fiscal 1998                                  Full line    Catalog & Internet direct
(in thousands)                                stores             marketing               Other          Total
                                             --------     -------------------------   ---------       -----------
Net sales                                    $156,187            $ 23,783              $  7,193 (a)    $187,163
Depreciation and amortization                   2,817                  15                 1,273           4,105
Operating income (b)                           25,622               3,210               (19,622)          9,210
Identifiable assets (c)                        47,562               9,192                25,761          82,515
Capital expenditures (d)                        4,811                  14                 1,494           6,319
-----------------------------------------------------------------------------------------------------------------------------------

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those seg- ments include factory stores, outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

(b) Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes which are included in other.

(c) Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segment. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets,and inventory, which has not been assigned to one of the reportable segments.

(d) Capital Expenditures include purchases of property, plant and equipment made for the reportable segment.

(e) Includes one time charges of $3,102,000.

16.  QUARTERLY FINANCIAL INFORMATION (Unaudited):
     --------------------------------------------

-------------------------------------------------------------------------------------------
                                      FIRST       SECOND      THIRD      FOURTH
                                     QUARTER     QUARTER    QUARTER     QUARTER     TOTAL
                                   ----------   ---------  ---------   ---------  ---------
                                          (In Thousands, Except Per Share Amounts)
FISCAL 2000
-----------
   Net sales                         $ 46,408   $ 44,869   $ 43,992   $ 70,983   $ 206,252
   Gross profit                        23,242     21,432     22,209     34,426     101,309
   Operating income                     2,065      1,253        938      4,817       9,073
   Net Income                           1,081        611        407      2,925       5,024

   Net income per share (diluted)    $   0.16   $   0.10   $   0.07   $   0.48   $    0.80

FISCAL 1999
-----------
  Net sales                          $ 43,607   $ 44,203   $ 43,739   $ 61,980   $ 193,529
  Gross profit                         22,108     21,276     21,562     28,553      93,499
  Operating income (loss)               1,102     (1,067)        23      3,527       3,585
  Net Income (loss)                       472       (801)      (236)     1,931       1,366

   Net income (loss) per share
    (diluted)                        $   0.07   $  (0.12)  $  (0.03)   $  0.28   $    0.20
-------------------------------------------------------------------------------------------
