Form 10-Q
period 2001-05-05
BANK JOS A CLOTHIERS INC /DE/
filed 2001-06-19
CIK 920033

               United States Securities and Exchange Commission
                              Washington, DC 20549


                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 5, 2001
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

                                Yes [X]  No [_]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       Outstanding as of June 7, 2001
-----                                       ------------------------------

Common Stock, $.01 par value                          5,955,627

                         Jos. A. Bank Clothiers, Inc.

                                     Index
                                     -----

Part I.  Financial Information                                                  Page No.
         ---------------------                                                  --------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements                                 3
                    of Operations - Three Months ended
                    May 5, 2001 and April 29, 2000

                  Condensed Consolidated Balance                                    4
                    Sheets - as of May 5, 2001 and
                    February 3, 2001

                  Condensed Consolidated Statements                                 5
                    of Cash Flows - Three Months ended
                    May 5, 2001 and April 29, 2000

                  Notes to Condensed Consolidated Financial Statements            6-9

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                  9-12

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                                 13

Signatures                                                                         14
----------

PART I.     FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                     (In Thousands except per share data)
                                  (Unaudited)


                                           Three Months Ended
                                           ------------------
                                            May 5,    April 29,
                                             2001        2000
                                             ----        ----

Net Sales                                  $47,406     $46,408
                                           -------     -------
Costs and expenses:
   Cost of goods sold                       23,896      23,166
   General and administrative                4,553       4,848
   Sales and marketing                      17,656      16,316
   Store opening costs                          69          13
   One-time charge                             210          --
                                           -------     -------
                                            46,384      44,343
                                           -------     -------

Operating income                             1,022       2,065

Interest expense, net                          219         293
                                           -------     -------

Income from continuing operations
 before provision for income taxes             803       1,772
Provision for income taxes                     297         691
                                           -------     -------

   Net income                              $   506     $ 1,081
                                           =======     =======

Earnings per share:
Net income:
   Basic                                   $  0.08     $  0.16
   Diluted                                 $  0.08     $  0.16
Weighted average shares outstanding:
   Basic                                     5,956       6,679
   Diluted                                   6,210       6,818

                             See accompanying notes

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                           (In Thousands) (Unaudited)

                                               May 5,      February 3,
                                                2001          2001
                                              --------      --------
ASSETS
Current Assets:
  Cash and cash equivalents                   $    521      $  3,126
  Accounts receivable                            3,264         2,724
  Inventories:
   Raw materials                                 4,529         3,861
   Finished goods                               54,373        46,588
                                              --------      --------
     Total inventories                          58,902        50,449
                                              --------      --------

Prepaid expenses and other current assets        5,545         5,329
Deferred income taxes                              941           375
                                              --------      --------
     Total current assets                       69,173        62,003
                                              --------      --------

Property, plant and equipment, at cost          55,669        53,808
Accumulated depreciation and amortization      (29,142)      (28,176)
                                              --------      --------
   Net property, plant and equipment            26,527        25,632

Deferred income taxes                            1,262         1,262
Other assets                                        93            57
                                              --------      --------
Total assets                                  $ 97,055      $ 88,954
                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $ 18,524      $ 16,663
  Accrued expenses                              14,988        16,268
  Current portion of long-term debt                717           422
                                              --------      --------

     Total current liabilities                  34,229        33,353

Noncurrent Liabilities:
  Long-term debt                                13,176         6,447
  Deferred Rent                                  3,436         3,446
                                              --------      --------

     Total liabilities                          50,841        43,246
                                              --------      --------

Shareholders' equity:
  Common stock                                      71            71
  Additional paid-in capital                    56,535        56,535
  Accumulated deficit                           (5,334)       (5,840)
                                              --------      --------
                                                51,272        50,766
Less: treasury stock                            (5,058)       (5,058)
                                              --------      --------

  Total shareholders' equity                    46,214        45,708
                                              --------      --------
Total liabilities and shareholders' equity    $ 97,055      $ 88,954
                                              ========      ========

                             See accompanying notes

                 JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                           (In Thousands) (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                           May 5,    April 29,
                                                            2001        2000
                                                            ----        ----

Cash flows from operating activities:
  Net income                                              $    506    $  1,081
Adjustments to reconcile net income
  Net cash used in operating activities:
  Increase in deferred taxes                                  (566)         --
  Depreciation and amortization                              1,089       1,015
  Net decrease in operating working capital                 (8,674)         584
                                                          --------    --------

     Net cash provided by (used in)
       operating activities                                 (7,645)      2,680
                                                          --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment                (1,984)       (821)
                                                          --------    --------

     Net cash used in investing activities
       of continuing operations                             (1,984)       (821)
                                                          --------    --------

Cash flows from financing activities:
  Borrowings under long-term Credit Agreement               17,136      16,224
  Repayment under long-term Credit Agreement               (15,482)    (14,028)
  Borrowing of other long-term debt                          5,500          --
  Repayment of other long-term debt                           (130)       (121)
  Repurchase of Common Stock                                    --      (3,138)
  Net proceeds from Issuance of Common Stock                    --          35
                                                          --------    --------

     Net cash provided by (used in) financing
       activities of continuing operations                   7,024      (1,028)

Net cash used in discontinued operations                        --        (136)
                                                          --------    --------
Net increase (decrease) in cash and cash equivalents        (2,605)        695

Cash and cash equivalents - beginning of period              3,126       1,087
                                                          --------    --------

Cash and cash equivalents - end of period                 $    521    $  1,782
                                                          ========    ========

                             See accompanying notes

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01

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

     Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-
     Q. Therefore, these financial statements should be read in conjunction with the Company's February 3, 2001 Annual Report on Form 10-K.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01

3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:


                                                      Three Months Ended
                                                      ------------------
                                                       May 5,   April 29,
                                                        2001      2000
                                                        ----      ----

     Increase in accounts receivable                 $  (540)    $(1,190)
     Increase in inventories                          (8,453)     (1,569)
     Increase in prepaids and other assets              (252)     (1,769)
     Increase in accounts payable                      1,861       2,935
     Increase (decrease) in accrued expenses and
       other liabilities                              (1,290)      2,177
                                                     -------     -------

     Net (increase) decrease in operating
       working capital                               $(8,674)    $   584
                                                     =======     =======

4.   EARNINGS PER SHARE

     Earnings Per Share (EPS) - Statement of Financial Accounting Standards
     (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                                Three Months Ended
                                                ------------------
                                                 May 5,   April 29,
                                                  2001      2000
                                                  ----      ----

     Weighted average shares
      outstanding for basic EPS                  5,956      6,679

     Dilutive effect of common
      stock equivalents                            254        139
                                                 -----      -----

     Weighted average shares
      outstanding for diluted EPS                6,210      6,818
                                                 =====      =====

     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01

5.   STOCK REPURCHASE

     On April 12, 2000, the Company announced a repurchase of approximately 13% of its then outstanding stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share. The purchase has been recorded in the accompanying Condensed Consolidated Balance Sheets as treasury stock.

6.   SEGMENT REPORTING

     The Company has two reportable segments: full line stores and catalog/internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

     The accounting policies of the segments are the same as those described in the Company's February 3, 2001 Annual Report on Form 10-K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

     Quarter ended May 5, 2001                                    Full line  Catalog/Internet
     (in thousands)                                                Stores    Direct Marketing      Other        Total
                                                                   ------    ----------------      -----        -----
        Net sales                                                  $40,582        $ 5,333         $ 1,491(a)   $47,406
        Depreciation and amortization                                  791             15             283        1,089
        Operating income (loss) (b)                                  5,823            338          (5,139)       1,022
        Identifiable assets (c)                                     59,975         11,453          25,627       97,055
        Capital Expenditures (d)                                       777            390             817        1,984

     Quarter ended April 29, 2000
     (in thousands)

        Net sales                                                  $39,469        $ 5,250         $ 1,689 (a)  $46,408
        Depreciation and amortization                                  772              5             238        1,015
        Operating income (loss) (b)                                  6,564            754          (5,253)       2,065
        Identifiable assets (c)                                     51,749         10,212          27,677       89,638
        Capital Expenditures (d)                                        92            415             314          821

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01


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


7.   ONE-TIME CHARGE

     During the first quarter of fiscal 2001, the Company recorded a one-time charge of $.2 million. The one-time charge primarily represents professional fees incurred in the first quarter of 2001 in connection with a strategic action considered by the Board of Directors.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 3, 2001.

Overview -  The results for the first quarter of 2001 halted the Company's
--------
streak of five consecutive quarters of improved earnings. The Company generated record earnings in the first quarter of 2000 and was unable to equal that performance in the first quarter of 2001. The Company generated recurring income of $.10 per share (excluding $.02 per share for one-time charges) in the first quarter of 2001 compared to $.16 per share in fiscal 2000. The key components of the first quarter 2001 results were a) an .8% decrease in comparable store sales, b) lower gross profit due to the Company's aggressive inventory management, c) lower general and administrative expenses, principally travel and incentive compensation, as the Company is restricting its overhead cost growth despite spending significant effort to support the planned opening of 10 new stores in the first half of 2001 and d) higher sales and marketing costs, primarily occupancy, payroll and advertising expenses for the 11 stores opened since the end of the first quarter of 2000 and higher catalog/internet advertising costs. The one-time charge primarily represents professional fees incurred in the first quarter 2001 in connection with a strategic action considered by the Company's Board of Directors.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01

                                                                 Percentage of Net Sales
                                                                   Three Months Ended
                                                                   ------------------
                                                                  May 5,        April 29,
                                                                   2001           2000
                                                                  -----          -----
Net Sales....................................................     100.0%         100.0%
Cost of goods sold...........................................      50.4           49.9
                                                                  -----          -----

Gross profit.................................................      49.6           50.1
General and administrative expenses..........................       9.6           10.5
Sales and marketing expenses.................................      37.2           35.2
Store opening costs..........................................       0.1             --
One-time charge..............................................       0.4             --
                                                                  -----          -----

Operating income.............................................       2.2            4.4
Interest expense, net........................................       0.5            0.6
                                                                  -----          -----
Income from continuing operations before income taxes........       1.7            3.8
Provision for income taxes...................................       0.6            1.5
                                                                  -----          -----
Net income...................................................       1.1%           2.3%
                                                                  =====          =====


Net Sales  - Net sales increased 2.1% or $1.0 million to $47.4 million in the
---------
first quarter of fiscal 2001 compared to $46.4 million in 2000. The sales increase was primarily related to sales from new stores, a 2% increase in combined catalog/internet sales and a .8% decrease in comparable stores sales. The Company's mix of sales shifted slightly as sportcoats, slacks and sportswear increased to 40% of sales in fiscal 2001 compared to 37% in fiscal 2000.

The following table summarizes store opening and closing activity during the respective periods.


                                                     For the Three Months Ended
                                                       May 5,         April 29,
                                                        2001            2000
                                                        ----            ----

       Stores open at the beginning of the period       116              108
          Opened                                          3                2
          Closed                                          1               --
                                                        ---              ---
       Stores open at the end of the period             118              110
                                                        ===              ===

Gross Profit  - Gross profit (sales less cost of goods sold) increased only $.3
------------
million to $23.5 million in the first quarter of 2001 from $23.2 million in 2000, despite the $1.0 million sales increase. Gross profit as a percent of sales decreased to 49.6% in fiscal 2001 from 50.1% in 2000 as the Company was aggressive with its promotions in an effort to maintain appropriate inventory levels.

General and Administrative Expenses - General and administrative expenses were
-----------------------------------
decreased $.3 million in the first quarter of 2001 compared to fiscal 2000 due primarily to a decrease in accrued incentive compensation expense and decreases in various other expenses including professional fees.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01


Sales and Marketing Expenses - Sales and marketing expenses increased $1.3
----------------------------
million to $17.6 million, or 37.2% of net sales, in the first quarter of fiscal 2001 from $16.3 million, or 38.1% in the first quarter of 2000. The increased sales and marketing expense primarily represents occupancy, payroll and advertising for the 11 new stores opened since the end of the first quarter of 2000 and higher catalog/internet advertising costs. The increased expense as a percentage of sales relates to decreased leverage of store expenses on the lower comparable store sales, lower catalog sales and the new stores that are in various stages of meeting mature store sales levels.

Store Opening Costs - Store opening costs increased to $69 thousand during the
-------------------
first quarter of 2001 from $13 thousand in the prior year. The Company opened three new full-line stores in the first quarter of 2001 and opened two factory stores in the first quarter of 2000 for which the Company does not run an opening advertising campaign which it does for the opening of most full-line stores.

Interest Expense - Interest expense decreased in the first quarter compared to
----------------
the prior year due primarily to the lower average outstanding balance in the current year.

One-Time Charge - The one-time charge primarily represents professional fees
---------------
incurred in the first quarter of 2001 in connection with a strategic action considered by the Board of Directors.

Income Taxes - The first quarter of fiscal 2001 effective income tax rate is
------------
37.0% compared to 39.0% in fiscal 2001. The decrease resulted from lower effective state tax rates.

Liquidity and Capital Resources - The Company has significant availability under
-------------------------------
its current borrowing agreement. At May 5, 2001 the Company had outstanding borrowings of $3.4 with $35.1 million of availability under its Credit Agreement compared to borrowings of $9.0 million and availability of $28.0 million at the end of the first quarter last year. The decrease in borrowing and increase in availability resulted primarily from the issuance of the $5.5 million real estate loan during the first quarter of fiscal 2001.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                           Three Months Ended
                                                           ------------------
                                                           May 5,    April 29,
                                                            2001       2000
                                                            ----       ----
  Cash provided by (used in):
     Operating activities                                 $(7,645)   $ 2,680
     Investing activities                                  (1,984)      (821)
     Financing activities                                   7,024     (1,028)
     Discontinued operations                                   --       (136)
                                                          -------    -------
  Net increase (decrease) in cash and cash equivalents    $(2,605)   $   695
                                                          =======    =======

Cash used in operating activities was primarily due to increased inventory to support new store expansion partially offset by higher accounts payable. Cash used in investing activities primarily relates to the opening of new stores and upgrading the distribution center. Cash provided by financing activities is primarily from the issuance of the $5.5 million real estate loan.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01


The Company expects to spend between $14 million and $17 million on capital expenditures in fiscal 2001, primarily to open between 22 and 30 new stores, to relocate several stores and to install a new warehouse distribution system to accommodate future store growth. The capital expenditures will be financed through operations, the Credit Agreement and the Term Debt. The Company believes that its current liquidity, Credit Agreement and Term Loan will be adequate to support its current working capital and investment needs.

The Company's plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, mix of goods sold, pricing, availability of lease sites for new stores and other competitive factors. Many of the risks are described in the Company's reports filed with the Securities and Exchange Commission, which should be carefully reviewed before any investment decision.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01

PART II. OTHER INFORMATION

Item 6.  Exhibit
----------------

Exhibit 10.16b - Second Amendment to Employment Agreement dated May 25, 2001 between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc., filed herewith

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/5/01

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 19th, 2001                  Jos. A. Bank Clothiers, Inc.
                                         (Registrant)

                                         /s/ David E. Ullman
                                         __________________________________
                                         David E. Ullman
                                         Executive Vice President, Chief
                                         Financial Officer