Form 10-Q
period 2001-08-04
BANK JOS A CLOTHIERS INC /DE/
filed 2001-09-18
CIK 920033

                United States Securities and Exchange Commission
                              Washington, DC 20549


                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 4, 2001
                                    --------------

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

                                Yes [x]   No [_]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                              Outstanding as of September 11, 2001
         -----                              ------------------------------------

Common Stock, $.01 par value                            5,955,627

                          Jos. A. Bank Clothiers, Inc.

                                      Index
                                      -----

Part I.  Financial Information                                                                        Page No.
         ---------------------                                                                        --------
         Item 1.      Financial Statements

                      Condensed Consolidated Statements                                                   3
                         Of Operations - Three and Six Months
                         Ended August 4, 2001 and July 29, 2000

                      Condensed Consolidated Balance                                                      4
                         Sheets - as of August 4, 2001 and
                         February 3, 2001

                      Condensed Consolidated Statements                                                   5
                         Of Cash Flows - Six Months ended
                         August 4, 2001 and July 29, 2000

                      Notes to Condensed Consolidated Financial Statements                               6-9

         Item 2.      Management's Discussion and Analysis of                                           9-12
                         Results of Operations and Financial Condition

Part II. Other Information
         -----------------

         Item 6.      Exhibits and Reports on Form 8-K                                                   13



Signatures                                                                                               14
----------

PART I. FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

                                                                JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                                                               Condensed Consolidated Statements of Operations
                                                                    (In Thousands except per share data)
                                                                                 (Unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                        ------------------                    ----------------
                                                      August 4,       July 29,             August 4,     July 29,
                                                         2001           2000                  2001         2000
                                                         ----           ----                  ----         ----

Net Sales                                              $ 46,106       $ 44,869              $ 93,512     $ 91,277
                                                         ------         ------                ------       ------
Costs and expenses:
     Cost of goods sold                                  23,318         23,437                47,214       46,603
     General and administrative                           4,347          4,081                 8,900        8,929
     Sales and marketing                                 17,540         16,095                35,196       32,411
     Store opening costs                                    127              3                   196           16
     One-time charge                                         --             --                   210           --
                                                         ------         ------                ------       ------
                                                         45,332         43,616                91,716       87,959
                                                         ------         ------                ------       ------


Operating income                                            774          1,253                 1,796        3,318

Interest expense, net                                       312            251                   531          544
                                                         ------         ------                ------       ------

Income before provision for
     income taxes                                           462          1,002                 1,265        2,774
Provision for income taxes                                  171            391                   468        1,082
                                                         ------         ------                ------       ------

       Net income                                      $    291       $    611              $    797     $  1,692
                                                         ======         ======                ======       ======

Earnings per share:
Net income:
     Basic                                             $   0.05       $   0.10              $   0.13     $   0.27
     Diluted                                           $   0.05       $   0.10              $   0.13     $   0.26
Weighted average shares outstanding:
     Basic                                                5,956          5,956                 5,956        6,318
     Diluted                                              6,171          6,106                 6,191        6,462

                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                  August 4,       February 3,
                                                     2001             2001
                                                     ----             ----
                                                  (Unaudited)
ASSETS
Current Assets:

     Cash and cash equivalents                    $   1,451          $  3,126
     Accounts receivable                              2,325             2,724
     Inventories:
       Raw materials                                  5,554             3,861
       Finished goods                                55,697            46,588
                                                    -------            ------
         Total inventories                           61,251            50,449
                                                    -------            ------

Prepaid expenses and other current assets             6,134             5,329
Deferred income taxes                                   941               375
                                                    -------            ------
         Total current assets                        72,102            62,003
                                                    -------            ------

Property, plant and equipment, at cost               59,283            53,808
Accumulated depreciation and amortization           (30,022)          (28,176)
                                                    -------            ------
       Net property, plant and equipment             29,261            25,632

Deferred income taxes                                 1,262             1,262
Other assets                                            105                57
                                                    -------            ------
Total assets                                      $ 102,730          $ 88,954
                                                    =======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Accounts payable                             $  20,124          $ 16,663
     Accrued expenses                                13,334            16,268
     Current portion of long-term debt                  732               422
                                                    -------            ------
       Total current liabilities                     34,190            33,353

Noncurrent Liabilities:
     Long-term debt, net of current portion          18,614             6,447
     Deferred rent                                    3,421             3,446
                                                    -------            ------

         Total liabilities                           56,225            43,246
                                                    -------            ------

Shareholders' equity:
     Common stock                                        71                71
     Additional paid-in capital                      56,535            56,535
     Accumulated deficit                             (5,043)           (5,840)
                                                    -------            ------
                                                     51,563            50,766
Less: treasury stock                                 (5,058)           (5,058)
                                                    -------            ------

     Total shareholders' equity                      46,505            45,708
                                                    -------            ------
Total liabilities and shareholders' equity        $ 102,730          $ 88,954
                                                    =======            ======

                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                           (In Thousands) (Unaudited)

                                                                   Six Months Ended
                                                                   ----------------
                                                             August 4,          July 29,
                                                                2001              2000
                                                                ----              ----
Cash flows from operating activities:
     Net income                                              $     797          $  1,692
Adjustments to reconcile net income
     Net cash used in operating activities:
     Increase in deferred taxes                                   (566)               --
     Depreciation and amortization                               2,216             2,036
     Loss on disposition of assets                                  --                 7
     Net (increase) decrease in operating working capital      (10,754)            2,042
                                                               -------            ------

       Net cash (used in) provided by
         operating activities                                   (8,307)            5,777
                                                               -------            ------

     Cash flows from investing activities:
       Additions to property, plant and equipment               (5,845)           (1,459)
       Proceeds from disposal of assets                             --               528
                                                               -------            ------

       Net cash used in investing activities                    (5,845)             (931)
                                                               -------            ------

     Cash flows from financing activities:
       Borrowings under long-term Credit Agreement              34,164            25,381
       Repayment under long-term Credit Agreement              (26,883)          (27,185)
       Borrowing of other long-term debt                         5,500                --
       Repayment of other long-term debt                          (304)             (227)
       Repurchase of Common Stock                                   --            (3,138)
       Net proceeds from issuance of Common Stock                   --                36
                                                               -------            ------

       Net cash provided by (used in) financing activities
          of continuing operations                              12,477            (5,133)

     Net cash provided by discontinued operations                   --               301
                                                               -------            ------
     Net (decrease) increase in cash and cash equivalents       (1,675)               14

     Cash and cash equivalents - beginning of period             3,126             1,087
                                                               -------            ------

     Cash and cash equivalents - end of period               $   1,451          $  1,101
                                                               =======            ======

                             See accompanying notes

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/01

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/01


3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                                             Six Months Ended
                                                                             ----------------
                                                                          August 4,      July 29,
                                                                            2001           2000
                                                                            ----           ----

     Decrease in accounts receivable                                  $       399    $       153
     (Increase) decrease in inventories                                   (10,802)         1,920
     Increase in prepaids and other assets                                   (853)        (1,415)
     Increase in accounts payable                                           3,461          2,900
     Decrease in accrued expenses and
        other liabilities                                                  (2,959)        (1,516)
                                                                         ---------     ----------

     Net (increase) decrease in operating
         working capital                                              $   (10,754)   $     2,042
                                                                         =========     ==========



4.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 (SFAS 128) requires presentation of basic earnings per share and diluted earnings per share.
     The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS 128 is as follows:

                                                             Three Months Ended            Six Months Ended
                                                             ------------------            ----------------
                                                           August 4,    July 29,         August 4,  July 29,
                                                             2001         2000             2001       2000
                                                             ----         ----             ----       ----

     Weighted average shares
     outstanding for basic EPS                              5,956         5,956           5,956        6,318

     Diluted EPS:
     Dilutive effect of common
      stock equivalents                                       215           150             235          144
                                                              ---           ---             ---          ---

     Weighted average shares
      outstanding for diluted EPS                           6,171         6,106           6,191        6,462
                                                            =====         =====           =====        =====


     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/01


5.   STOCK REPURCHASE

     On April 12, 2000, the Company announced a repurchase of approximately 13% of its then outstanding stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share. The purchase has been recorded in the accompanying Consolidated Balance Sheets as treasury stock.

6.   SEGMENT REPORTING

     The Company has two reportable segments: full-line stores and catalog/internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

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


Quarter ended August 4 2001                        Full-Line       Catalog/Internet
   (in thousands)                                   Stores         Direct Marketing        Other            Total
                                                    ------         ----------------        -----            -----
     Net sales                                    $   38,974        $     5,478          $1,654  (a)       $  46,106
     Depreciation and amortization                       821                 16             290                1,127
     Operating income (loss) (b)                       5,256                203          (4,685)                 774
     Identifiable assets (c)                          76,438             11,928          14,364              102,730
     Capital expenditures (d)                          2,323                 10           1,528                3,861

   Quarter ended July 29, 2000
   (in thousands)

     Net sales                                    $   37,335        $     5,701          $1,833  (a)       $  44,869
     Depreciation and amortization                       775                  4             242                1,021
     Operating income (loss) (b)                       4,901                432          (4,080)               1,253
     Identifiable assets (c)                          59,283              9,391          16,077               84,751
     Capital Expenditures (d)                            230                348              60                  638

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/01


Six Months ended August 4, 2001                   Full-line        Catalog/Internet
(in thousands)                                      Stores         Direct Marketing          Other            Total
                                                    ------         ----------------          -----            -----

     Net sales                                   $     79,556      $      10,811            $3,145 (a)    $     93,512
     Depreciation and amortization                      1,612                 30               574               2,216
     Operating income (loss) (b)                       11,079                541            (9,824)              1,796
     Identifiable assets (c)                           76,438             11,928            14,364             102,730
     Capital Expenditures (d)                           3,100                400             2,345               5,845

Six Months ended July 29, 2000
(in thousands)

     Net sales                                   $     76,804      $      10,951        $    3,522 (a)    $     91,277
     Depreciation and amortization                      1,547                  9               480               2,036
     Operating income (loss) (b)                       11,465              1,186            (9,333)              3,318
     Identifiable assets (c)                           59,283              9,391            16,077              84,751
     Capital Expenditures (d)                             322                763               374               1,459

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include factory stores, outlet stores, franchise, regional tailor shops and corporate store opening costs. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/01

Overview - The Company generated increased profits in its full-line store
--------
segment and in the internet in the second quarter and in the first half of fiscal 2001 compared to fiscal 2000. However, reduced profits from catalog and factory stores, higher costs associated with opening new stores and a one-time charge in the first quarter of fiscal 2001 reduced total earnings per share.

     The full-line store profits increased primarily from an increase in gross profit percentage while internet profits increased based on sales increases of 85% and 110% for the quarter and six months respectively. Catalog profits decreased primarily from reduced sales as customer response rates declined. Factory store profits declined principally from lower sales and the mix of product sold. The Company expects the increase in gross profit percentage over the prior period and the higher internet sales to continue in the second half of 2001. The Company has made many changes, including circulation and creative, to the catalog and factory store businesses and expects their profitability to improve in the second half of 2001.

Total debt at August 4, 2001 increased $12.0 million to $19.3 million compared to $7.3 million at July 29, 2000, The increased debt was used primarily to purchase inventory and capital expenditures for new stores as well as to purchase inventory to support certain low-risk, key items that the Company is increasing in its stores. The Company's availability to borrow under the bank agreement as of August 4, 2001 was $27.8 million, compared to $28.2 million at July 29, 2000.

Results of Operations - The following table is derived from the Company's
---------------------
condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

                                                            Percentage of Net Sales            Percentage of Net Sales
                                                              Three Months Ended                  Six Months Ended
                                                              ------------------                  ----------------
                                                            August 4,    July 29,              August 4,    July 29,
                                                              2001         2000                  2001         2000
                                                              ----         ----                  ----         ----
Net Sales.............................................        100.0%       100.0%                100.0%        100.0%
Cost of goods sold....................................         50.6         52.2                  50.5          51.1
                                                               ----         ----                  ----          ----

Gross profit..........................................         49.4         47.8                  49.5          48.9
General and administrative expenses...................          9.4          9.1                   9.5           9.8
Sales and marketing expenses..........................         38.0         35.9                  37.6          35.5
Store opening costs...................................           .3           --                    .2            --
One-time charge.......................................           --           --                    .2            --
                                                                 --           --                    --            --
Operating income......................................          1.7          2.8                   2.0           3.6
Interest expense, net.................................           .7          0.6                    .6           0.6
                                                                 --          ---                    --           ---
Income before income taxes............................          1.0          2.2                   1.4           3.0
Provision for income taxes............................           .4           .8                    .5           1.2
                                                                 --           --                    --           ---
Net income............................................           .6%         1.4%                   .9%          1.8%
                                                              ======        =====                 =====          ====

Net Sales - Total sales for the second quarter of 2001 increased 2.8%, to $46.1
---------
million, compared to $44.9 million in 2000. Comparable store sales declined 1.2% in the second quarter of 2001. Total sales for the first half of 2001 increased 2.4%, to $93.5 million, compared to $91.3 million in 2000. Comparable store sales decreased 1.0% in the first half of 2001. The sales were driven by increases in sportcoats, slacks and sportswear as the Company continues to expand its assortment to meet the

                                                    Jos. A. Bank Clothiers, Inc.
                                                         S.E.C. Form 10-Q 8/4/01


demand for corporate casual in the workplace. For the first half of 2001, suits were 30% of total sales compared to 34% in the first half of 2000, thus demonstrating the shift to corporate casual. Sales also increased as a result of the opening of new stores as follows:

                                                    Three Months Ended          Six Months Ended
                                                    ------------------          ----------------
                                                 August 4,      July 29,     August 4,    July 29,
                                                   2001           2000         2001         2000
                                                   ----           ----         ----         ----
  Stores open at the beginning of the period        118            110           116          108
      Opened                                          7             --            10            2
      Closed                                         --             --         (   1)          --
                                                    ---            ---          ----         ----
   Stores open at the end of the period             125            110           125          110
                                                    ===            ===          ====         ====

Gross Profit - Gross profit (sales less cost of goods sold) as a percent of
------------
sales increased in both the second quarter and six months ended August 4, 2001. The increase relates primarily to a combination of higher retail prices and lower merchandise cost.

General and Administrative Expenses - General and administrative expenses
-----------------------------------
increased $.3 million in the second quarter of 2001 and was flat in the six months ended August 4, 2001 compared to the same period last year. The increase in the second quarter relates primarily to professional fees and travel expenses. For the six month period, these expense increases were offset by a reduction in accrued incentive compensation expense.

Sales and Marketing Expenses - Sales and marketing expenses (which consist
----------------------------
primarily of store occupancy, advertising, and store payroll costs) increased $1.4 million in the second quarter of fiscal 2001 and increased $2.8 million for the first six months of 2001. These differences were the result of reduced promotional spending in 2001, as offset by increased occupancy and payroll for additional stores.

Store Opening Costs -Store opening costs increased in both the second quarter
-------------------
and first half of fiscal 2001 as a result of the new store openings noted above.

Interest Expense - Interest expense increased in the second quarter of 2001
----------------
compared to the prior year due primarily to the higher average outstanding balance in the current year being partially offset by lower interest rates.

Income Taxes - The first half of fiscal 2001 effective income tax rate was 37%
------------
compared to 39% in fiscal 2000. The decrease resulted from lower effective tax rates.

Liquidity and Capital Resources - The Company has substantial availability under
-------------------------------
its current borrowing agreement. At August 4, 2001, the Company had outstanding borrowings of $9.6 million with $27.8 million of availability under its Credit Agreement compared to borrowings of $4.3 million and availability of $28.2 million at the same time last year.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/00

A bank credit agreement (the "Credit Agreement") provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and equipment values. In December, 2000, the Company extended the Credit Agreement to April, 2004. The amended Credit Agreement changed the maximum revolving amount under the facility to $50,000,000.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                           Six Months Ended
                                                           ----------------
                                                       August 4,       July 29,
                                                         2001            2000
                                                         ----            ----
     Cash provided by (used in):

         Operating activities                        $  (8,307)      $    5,777
         Investing activities                           (5,845)            (931)
         Financing activities                           12,477           (5,133)
         Discontinued operations                            --              301
                                                      --------        ---------
     Net (decrease) increase in cash and cash
         equivalents                                 $  (1,675)      $       14
                                                      ========        =========

The cash used in operations was primarily used to purchase inventory as noted earlier. This was partially offset by income generated from operations and an increase in accounts payable. Cash used in investing activities primarily relates to the upgrade of the Company's distribution center to handle additional store inventory, and the opening and renovation of stores. Cash provided by financing activities primarily represents the borrowings on the revolving portion of the Credit Agreement and the issuance of a $5.5 million real estate loan.

The Company expects to spend between $13 and $14 million on capital expenditures in fiscal 2001, primarily to open up to 21 new stores, and to update the distribution center. The capital expenditures are being financed through operations, the Credit Agreement and the term debt.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/01

PART II. OTHER INFORMATION

Item 6. Exhibit
---------------

(a) None

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 8/4/00

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 17, 2001                      Jos. A. Bank Clothiers, Inc.
                                                (Registrant)


                                                /s/ David E. Ullman
                                                ----------------------------
                                                David E. Ullman
                                                Executive Vice President, Chief
                                                Financial Officer