Form 10-Q
period 2001-11-03
BANK JOS A CLOTHIERS INC /DE/
filed 2001-12-17
CIK 920033

                United States Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended November 3, 2001
                                        ----------------

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

                                 Yes [x] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                              Outstanding as of December 7, 2001
           -----                              ----------------------------------

Common Stock, $.01 par value                              5,960,977

                                                    Jos. A. Bank Clothiers, Inc.

                                      Index
                                      -----

Part I.  Financial Information                                                  Page No.
         ---------------------                                                  --------
         Item 1.      Financial Statements

                      Condensed Consolidated Statements                             3
                         Of Operations - Three and Nine Months
                         Ended November 3, 2001 and October 28, 2000

                      Condensed Consolidated Balance                                4
                         Sheets - as of November 3, 2001 and
                         February 3, 2001

                      Condensed Consolidated Statements                             5
                         Of Cash Flows - Nine Months ended
                         November 3, 2001 and October 28, 2000

                      Notes to Condensed Consolidated Financial Statements        6-9

         Item 2.      Management's Discussion and Analysis of                    9-12
                         Results of Operations and Financial Condition

Part II. Other Information
         -----------------

         Item 6.      Exhibits and Reports on Form 8-K                             13



Signatures                                                                         14
----------

PART I.  FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements

                                                         JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                                                        Condensed Consolidated Statements of Operations
                                                             (In Thousands except per share data)
                                                                          (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                       ----------------------        -----------------------
                                                       Nov. 3,       Oct. 28,         Nov. 3,       Oct. 28,
                                                         2001           2000           2001          2000
                                                       -------       --------        --------       --------

Net Sales                                              $50,243        $43,992        $143,755       $135,269
                                                        ------        -------        --------        -------
Costs and expenses:
     Cost of goods sold                                 23,187         21,783          70,401         68,386
     General and administrative                          5,800          4,251          14,700         13,180
     Sales and marketing                                18,564         16,884          53,760         49,295
     Store opening costs                                   168            136             364            152
     One-time charge                                       --              --             210             --
                                                        ------        -------        --------       --------
                                                        47,719         43,054         139,435        131,013
                                                        ------        -------        --------       --------


Operating income                                         2,524            938           4,320          4,256

Interest expense, net                                      435            301             966            845
                                                        ------        --------       --------        -------

Income before provision for
     income taxes                                        2,089            637           3,354          3,411
Provision for income taxes                                 773            230           1,241          1,312
                                                        ------        -------        --------        -------

       Net income                                      $ 1,316        $   407        $  2,113       $  2,099
                                                        ======        =======        ========       ========

Earnings per share:
Net income:
     Basic                                             $  0.22         $ 0.07        $   0.35       $   0.34
     Diluted                                           $  0.21         $ 0.07        $   0.34       $   0.33
Weighted average shares outstanding:

     Basic                                               5,956          5,956           5,956          6,197
     Diluted                                             6,172          6,112           6,184          6,345


                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                              November 3,              February 3,
                                                                                 2001                     2001
                                                                              -----------              -----------
                                                                              (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                $     518                 $  3,126
     Accounts receivable                                                          4,233                    2,724
     Inventories:
       Raw materials                                                              4,768                    3,861
       Finished goods                                                            70,909                   46,588
                                                                              ---------                 --------
         Total inventories                                                       75,677                   50,449
                                                                              ---------                 --------

Prepaid expenses and other current assets                                         7,241                    5,329
Deferred income taxes                                                               941                      375
                                                                              ---------                 --------
         Total current assets                                                    88,610                   62,003
                                                                              ---------                 --------

Property, plant and equipment, at cost                                           62,291                   53,808
Accumulated depreciation and amortization                                       (30,840)                 (28,176)
                                                                              ---------                 --------
       Net property, plant and equipment                                         31,451                   25,632

Deferred income taxes                                                             1,262                    1,262
Other assets                                                                        101                       57
                                                                              ---------                 --------
Total assets                                                                  $ 121,424                 $ 88,954
                                                                              =========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Accounts payable                                                         $  21,552                 $ 16,663
     Accrued expenses                                                            15,250                   16,268
     Current portion of long-term debt                                              761                      422
                                                                              ---------                 --------
       Total current liabilities                                                 37,563                   33,353

Noncurrent Liabilities:
     Long-term debt, net of current portion                                      32,629                    6,447
     Deferred rent                                                                3,406                    3,446
                                                                              ---------                 --------

         Total liabilities                                                       73,598                   43,246
                                                                              ---------                 --------

Shareholders' equity:
     Common stock                                                                    71                       71
     Additional paid-in capital                                                  56,540                   56,535
     Accumulated deficit                                                         (3,727)                  (5,840)
                                                                              ---------                 --------
                                                                                 52,884                   50,766
Less: treasury stock                                                             (5,058)                  (5,058)
                                                                              ---------                 --------

     Total shareholders' equity                                                  47,826                   45,708
                                                                              ---------                 --------
Total liabilities and shareholders' equity                                    $ 121,424                 $ 88,954
                                                                              =========                 ========


                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                           (In Thousands) (Unaudited)



                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                              November 3,              October 28,
                                                                                 2001                     2000
                                                                              -----------              -----------

  Cash flows from operating activities:

     Net income                                                               $   2,113                 $  2,099
  Adjustments to reconcile net income
     Net cash used in operating activities:
     Increase in deferred taxes                                                    (566)                      --
     Depreciation and amortization                                                3,466                    3,102
     Loss on disposition of assets                                                  140                        7
     Net increase in operating working capital                                  (24,862)                  (3,340)
                                                                              ---------                 --------

       Net cash (used in) provided by
         operating activities of continuing operations                          (19,709)                   1,868
                                                                              ---------                 --------
    Cash flows from investing activities:
       Additions to property, plant and equipment                                (9,425)                  (2,453)
       Proceeds from disposal of assets                                              --                      528
                                                                              ---------                 --------

       Net cash used in investing activities
         of continuing operations                                                (9,425)                  (1,925)
                                                                              ---------                 --------

     Cash flows from financing activities:
       Borrowings under long-term Credit Agreement                               59,341                   46,314
       Repayment under long-term Credit Agreement                               (37,846)                 (42,453)
       Borrowing of other long-term debt                                          5,500                       --
       Repayment of other long-term debt                                           (474)                    (702)
       Repurchase of Common Stock                                                    --                   (3,138)
       Net proceeds from issuance of Common Stock                                     5                       36
                                                                              ---------                 --------

       Net cash provided by financing activities
          of continuing operations                                               26,526                       57

     Net cash provided by discontinued operations                                    --                      301
                                                                              ---------                 --------
     Net (decrease) increase in cash and cash equivalents                        (2,608)                     301

     Cash and cash equivalents - beginning of period                              3,126                    1,087
                                                                              ---------                 --------

     Cash and cash equivalents - end of period                                $     518                 $  1,388
                                                                              =========                 ========





                             See accompanying notes

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/01

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/01


3.   WORKING CAPITAL

     The net change in operating working capital is composed of the following:

                                                                        Nine Months Ended
                                                                   ---------------------------
                                                                    Nov. 3,           Oct. 28,
                                                                     2001               2000
                                                                   --------          ---------

     Increase in accounts receivable                               $ (1,509)         $  (1,402)
     Increase in inventories                                        (25,228)           (10,225)
     Increase in prepaids and other assets                           (1,956)            (3,289)
     Increase in accounts payable                                     4,889             10,992
     (Decrease) increase in accrued expenses and
        other liabilities                                            (1,058)               584
                                                                   --------          ---------

     Net increase in operating working capital                     $(24,862)         $  (3,340)
                                                                   ========          =========


4.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 (SFAS 128) requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS 128 is as follows:

                                                             Three Months Ended      Nine Months Ended
                                                            --------------------    --------------------
                                                            Nov. 3,     Oct. 28,    Nov. 3,     Oct. 28,
                                                             2001         2000       2001         2000
                                                            -------     --------    -------     --------
       Weighted average shares
        outstanding for basic EPS                             5,956        5,956      5,956        6,197

       Diluted EPS:
       Dilutive effect of common
        stock equivalents                                       216          156        228          148
                                                              -----        -----      -----        -----

       Weighted average shares
        outstanding for diluted EPS                           6,172        6,112      6,184        6,345
                                                              =====        =====      =====        =====



     Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/01


5.   STOCK REPURCHASE

     On April 12, 2000, the Company announced a repurchase of approximately 13% of its then outstanding stock. In a private transaction, the Company purchased 896,400 shares at $3.50 per share. The purchase has been recorded in the accompanying Consolidated Balance Sheets as treasury stock.

6.   SEGMENT REPORTING

     The Company has two reportable segments: full-line stores and catalog/internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full-line stores also provide alterations.

     The accounting policies of the segments are the same as those described in the Company's February 3, 2001 Annual Report on Form 10-K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full-line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

Quarter ended November 3, 2001                   Full-line       Catalog/Internet
   (in thousands)                                 Stores         Direct Marketing        Other             Total
                                                  ------         ----------------        -----             -----

     Net sales                                   $  42,358          $  5,755            $  2,130 (a)     $  50,243
     Depreciation and amortization                     899                16                 335             1,250
     Operating income (loss) (b)                     7,710             1,220              (6,406)            2,524
     Identifiable assets (c)                        76,369            16,350              28,705           121,424
     Capital expenditures (d)                        2,803                --                 777             3,580

Quarter ended October 28, 2000
   (in thousands)

     Net sales                                   $  36,999          $  4,867            $  2,126 (a)     $  43,992
     Depreciation and amortization                     789                35                 242             1,066
     Operating income (loss) (b)                     5,176               388              (4,626)              938
     Identifiable assets (c)                        59,201            14,401              24,555            98,157
     Capital Expenditures (d)                          766                89                 139               994


                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/01


Nine Months ended November 3, 2001               Full-line       Catalog/Internet
   (in thousands)                                 Stores         Direct Marketing         Other             Total
                                                  ------         ----------------         -----             -----

     Net sales                                   $ 121,914          $ 16,566            $   5,275 (a)    $ 143,755
     Depreciation and amortization                   2,511                46                  909            3,466
     Operating income (loss) (b)                    18,789             1,761              (16,230)           4,320
     Identifiable assets (c)                        76,369            16,350               28,705          121,424
     Capital Expenditures (d)                        5,903               400                3,122            9,425

   Nine Months ended October 28, 2000
   (in thousands)

     Net sales                                   $ 113,803          $ 15,818            $   5,648 (a)    $ 135,269
     Depreciation and amortization                   2,336                44                  722            3,102
     Operating income (loss) (b)                    16,641             1,574              (13,959)           4,256
     Identifiable assets (c)                        59,201            14,401               24,555           98,157
     Capital Expenditures (d)                        1,088               852                  513            2,453

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/01

Overview - For the third quarter of 2001, the Company earned $.21 per share
--------
compared to $.07 per share in 2000. As such, the Company tripled its third quarter earnings of the prior year. The $.21 per share is also a record recurring earnings per share for a third quarter.

Total sales increased 14.2 % to $50.2 million for the third quarter, comparable store sales increased 4.3% and combined catalog/Internet sales increased 18.2%. The sales increases were strongest in the sportswear collection, including outerwear such as leather coats and microfibre coats. Also, suit sales increased slightly. The Company also opened 8 new stores in the third quarter and has opened 18 new stores through the end of the third quarter.

Every major aspect of the business performed well in the third quarter. The Company generated increased profits in the stores, catalog and internet businesses. In addition, gross profit margin increased 340 basis points which is the continuation of a trend that began in the second quarter of 2001.

Total debt at November 3, 2001 increased $20.9 million to $33.4 million compared to $12.5 million at October 28, 2000. The increased debt was used primarily to purchase inventory and capital expenditures for new stores as well as to purchase inventory to support certain low-risk, key items that the Company is increasing in its stores. The Company's availability to borrow under the bank agreement as of November 3, 2001 was $21.3 million, compared to $30.2 million at October 28, 2000.

Results of Operations - The following table is derived from the Company's
---------------------
condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

                                                            Percentage of Net Sales            Percentage of Net Sales
                                                              Three Months Ended                 Nine Months Ended
                                                            -----------------------            -----------------------
                                                            Nov. 3,        Oct. 28,            Nov. 3,        Oct. 28,
                                                             2001            2000               2001            2000
                                                            -------        --------            -------        --------
Net Sales                                                    100.0%          100.0%             100.0%          100.0%
Cost of goods sold                                            46.1            49.5               49.0            50.6
                                                             -----           -----              -----           -----
Gross profit                                                  53.9            50.5               51.0            49.4
General and administrative expenses                           11.5             9.7               10.2             9.7
Sales and marketing expenses                                  37.0            38.4               37.4            36.5
Store opening costs                                            0.4             0.3                0.3             0.1
One-time charge                                                 --              --                0.1              --
                                                             -----           -----              -----           -----
Operating income                                               5.0             2.1                3.0             3.1
Interest expense, net                                          0.8             0.7                0.7             0.6
                                                             -----           -----              -----           -----
Income before income taxes                                     4.2             1.4                2.3             2.5
Provision for income taxes                                     1.6             0.5                0.8             1.0
                                                             -----           -----              -----           -----
Net income                                                     2.6%            0.9%               1.5%            1.6%
                                                             =====           =====              =====           =====


Net Sales - Total sales for the third quarter of 2001 increased 14.2%, to $50.2
---------
million, compared to $44.0 million in 2000. Comparable store sales increased 4.3% in the third quarter of 2001. Total sales for the first nine months of 2001 increased 6.3%, to $143.8 million, compared to $135.3 million in 2000. Comparable store sales increased .5% in the first nine months of 2001. The sales were driven by increases in sportswear, suits and shirts.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q 11/3/01

Sales also increased as a result of the opening of new stores as follows:


                                                              Three Months Ended                  Nine Months Ended
                                                           ------------------------            ----------------------
                                                            Nov. 3,        Oct. 28,            Nov. 3,        Oct. 28,
                                                             2001            2000               2001            2000
                                                            -------        --------            -------        --------
 Stores open at the beginning of the period                    125             110                116             108
      Opened                                                     8               5                 18               7
      Closed                                                    (1)             (1)                (2)             (1)
                                                             -----           -----              -----           -----
 Stores open at the end of the period                          132             114                132             114
                                                             =====           =====              =====           =====


Gross Profit - Gross profit (sales less cost of goods sold) as a percent of
------------
sales increased in both the third quarter and nine months ended November 3, 2001. The increase relates primarily to a combination of better management of markdowns at a very detailed level and higher initial merchandise margins.

General and Administrative Expenses - General and administrative expenses
-----------------------------------
increased $1.5 million in the third quarter and nine months ended November 3, 2001 compared to the same period last year. The increase in the third quarter relates primarily to accrued incentive compensation, distribution center expenses, professional fees and travel expenses. The increase for the nine months relates primarily to distribution center costs, professional fees, compensation expense and travel expense. Depending on the results of the fourth quarter of 2001, incentive compensation expense could increase significantly in the fourth quarter of 2001.

Sales and Marketing Expenses - Sales and marketing expenses (which consist
----------------------------
primarily of store occupancy, advertising, and store payroll costs) increased $1.7 million in the third quarter of fiscal 2001 and increased $4.5 million for the first nine months of 2001. These differences were primarily the result of increased occupancy and payroll for additional stores.

Store Opening Costs -Store opening costs increased in both the third quarter and
-------------------
first nine months of fiscal 2001 as a result of the greater number of new store openings noted above.

Interest Expense - Interest expense increased in the second quarter of 2001
----------------
compared to the prior year due primarily to the higher average outstanding balance in the current year being partially offset by lower interest rates.

Income Taxes - The first nine months of fiscal 2001 effective income tax rate
------------
was 37% compared to 38.5% in fiscal 2000. The decrease resulted from certain permanent tax adjustments effective in the current fiscal year.

Liquidity and Capital Resources - The Company has substantial availability under
-------------------------------
its current borrowing agreement. At November 3, 2001, the Company had outstanding borrowings of $23.7 million with $21.3 million of availability under its Credit Agreement compared to borrowings of $9.4 million and availability of $30.2 million at October 28, 2000.

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/00


A bank credit agreement (the "Credit Agreement") provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and equipment values. In December 2000, the Company extended the Credit Agreement to April 2004. The amended Credit Agreement changed the maximum revolving amount under the facility to $50,000,000, if supported by the borrowing base.

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                       Nine Months Ended
                                                    ---------------------
                                                     Nov. 3,     Oct. 28,
                                                      2001         2000
                                                      ----         ----
 Cash provided by (used in):

     Operating activities                           $(19,709)     $ 1,868
     Investing activities                             (9,425)      (1,925)
     Financing activities                             26,526           57
     Discontinued operations                              --          301
                                                    --------      -------
 Net (decrease) increase in cash
  and cash equivalents                              $ (2,608)     $   301
                                                    ========      =======

The cash used in operations was primarily used to purchase inventory as noted earlier. This was partially offset by income generated from operations and an increase in accounts payable. Cash used in investing activities primarily relates to the upgrade of the Company's distribution center to handle processing inventory for the additional stores, and the opening and renovation of stores. Cash provided by financing activities primarily represents the borrowings on the revolving portion of the Credit Agreement and the issuance of a $5.5 million real estate loan.

The Company expects to spend between $13 and $14 million on capital expenditures in fiscal 2001, primarily to open 21 new stores and to update the distribution center. The capital expenditures are being financed through operations, the Credit Agreement and the term debt.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/01

   PART II.  OTHER INFORMATION

   Item 6.  Exhibit
   ----------------

   (a)      None

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 11/3/00

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 17, 2001                         Jos. A. Bank Clothiers, Inc.
                                                   (Registrant)
                                                 /s/ David E. Ullman
                                                 -------------------------------
                                                 David E. Ullman
                                                 Executive Vice President, Chief
                                                  Financial Officer