Form 10-K
period 2002-02-02
BANK JOS A CLOTHIERS INC /DE/
filed 2002-04-26
CIK 920033

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended February 2, 2002 ("Fiscal 2001").

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 18, 2002 was approximately $94,662,015.(1)

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 18, 2002 was 6,144,547.

DOCUMENTS INCORPORATED BY REFERENCE:
The Company will disclose the information required under Part III (items 10-13) either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 3, 2002 (the first business day following 120 days from the close of its fiscal year ended February 2, 2002) or
(b) filing an amendment to this Form 10-K which contains the required information by June 3, 2002 (the first business day following 120 days from the close of the Company's fiscal year ended February 2, 2002).

Index to the exhibits appears on Pages 14 and 15.

(1) As used herein, "voting stock held by non-affiliates" means shares of Common Stock, par value $.01 per share (the "Common Stock"), of Jos. A. Bank Clothiers, Inc. held by person other than the executive officers, directors and persons holding in excess of 10% of the registrant's Common Stock. The determination of market value of the Common Stock is based on the last reported sale price as reported by the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at April 18, 2002. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OFF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain forward-looking information under the captions "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from anticipated results due to certain risks and uncertainties, including without limitation: (i) risks related to the growth of the Company's business, (ii) risks related to competition and (iii) risks related to the Company's reliance on a limited number of key suppliers. Such risk factors are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company cautions that the foregoing list of important factors is not exclusive.

                                     PART I

Item 1.   BUSINESS
          --------
General

     Jos. A. Bank Clothiers, Inc., a Delaware corporation (the "Company" or "Jos. A. Bank"), established in 1905, is a retailer and direct marketer (through catalog and internet) of men's tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 137 retail stores (including seven outlet stores and ten franchise stores) located throughout the Northeast, Midwest, South and Mid-Atlantic regions of the United States, as well as through the Company's nationwide catalog and internet (www.josbank.com) operations.

     The Company's products are targeted at the male career professional, and its marketing emphasizes the Jos. A. Bank line of very high quality tailored and casual clothing and accessories, which is typically offered at price points below those of its principal competitors for items of comparable quality. The Company believes that it is able to achieve this pricing advantage primarily by its design capability and its sourcing leverage. The Company sources all of its products through third party vendors.

Strategy

     The Company, while established in 1905, has reinvented itself in the past two and one-half years by expanding its product assortment and developing its multi-channel retailing concept. The Company's strategy has been to further enhance its competitive position in men's proprietary label, updated apparel and to capitalize on the strength of the Jos. A. Bank name and reputation by offering its customers multiple convenient channels to purchase its broad product assortment, including its 137 retail stores, internet site and catalog.

          Multi-Channel Retailing. The Company's strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the internet or catalog. The Company believes the synergy between its stores, its internet site and its catalog offers an important convenience to its customers and a competitive advantage to the Company. The Company believes it has significant opportunity to leverage the three channels of selling by promoting each channel together to create awareness of the brand. For example, the Company promotes its internet site in its stores, catalog and media advertising without incurring substantial costs to create such promotions. Conversely, the internet site provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and internet traffic.

          As a customer convenience, the Company's systems enable customers to purchase all products that are offered in the catalog and internet while in a store. Conversely, customers may have catalog and internet purchases shipped to a store for pickup and alteration and can return catalog and internet purchases to a store.

          Store Growth. The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and by entering new markets. The Company opened 21 new full-line stores in fiscal 2001 as part of its plan to open approximately 75-100 new stores from fiscal 2000 through fiscal 2003. We plan to place substantially all of the stores to be opened in the next several years in existing markets which will allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure.

     However, certain new stores may be opened in new markets such as California, Washington, Arizona, etc., as opportunities become available.


          Catalog/Internet. The Company's success as a cataloger facilitated the development of on-line selling capabilities in August 1998, providing a worldwide clientele. The catalog/internet segment accounted for approximately 12% of sales in fiscal 2001.

     Sales Channels

          Stores. The Company has focused on three key factors that it believes will contribute to even greater success in its stores. The Company has targeted specialty retail centers with certain co-tenancy for new store locations, has developed and implemented a new store prototype for all stores opened in fiscal 2001 and beyond to attract customers and has broadened its product mix to include a greater component of corporate casual (sport coats and slacks) and sportswear to compliment its strong suit sales.

          At April 18, 2002, the Company operated 137 retail stores, (including seven outlet stores and ten franchise stores) in 29 states and the District of Columbia. The following table sets forth the region and market of the stores that were open at such date.

                               JOS. A. BANK STORES
                               -------------------

                      Total #                                    Total #
State                Of Stores         State                    Of Stores
-----                ---------         -----                    ---------
   Alabama               2   (a)          Mississippi               1  (a)
   Colorado              4                Missouri                  2
   Connecticut           5                New Jersey                11
   Delaware              1                New York                  9
   Florida               4                North Carolina            6  (a)
   Georgia               9 (a)(b)         Ohio                      7
   Illinois              7   (a)          Pennsylvania              8  (b)
   Indiana               1                Rhode Island              1
   Kansas                2                South Carolina            1
   Kentucky              2                Tennessee                 4  (a)
   Louisiana             3   (a)          Texas                     13
   Maryland              9   (b)          Virginia                  11 (b)
   Massachusetts         3                Washington, D.C.          2
   Michigan              4                Wisconsin                 1
   Minnesota             2                Utah                      2
                                                                   ---
                                          Total                    137
                                                                   ===
         (a) Indicates one or more franchise stores
         (b) Indicates one or more outlet stores

     The Company expects to open at least 20 stores in 2002 and accelerate the pace of store openings in subsequent years, including plans to open at least 30 stores in fiscal 2003. The Company's real estate strategy focuses on stores located in high-end, specialty retail centers with the proper co-tenancy that attracts customers meeting the Company's demographics. These specialty centers include current store sites such as Reston, VA, Annapolis, MD and East Cobb, GA.

     The Company has identified approximately 200 sites that fit the Company's profile of specialty retail centers and expects many more to be developed over the next three years. Jos. A. Bank is aggressively pursuing the top 100 sites. The Company expects to open between 75-100 stores from 2000 through 2003, including the 21 stores opened in fiscal 2001 and the expected minimum 20 stores in fiscal 2002 and 30 stores in fiscal 2003.

     The Company's new store prototype was designed in the second half of 2000 and was introduced in March 2001 as its first new store of fiscal year 2001 in Charlottesville, VA. The design emphasizes an open shopping experience that coordinates its successful Corporate Casual and Sportswear with its other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. In the stores that have been opened in the last four years, approximately 80% of a store's space is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. This compares favorably to other Company stores where approximately 65% is dedicated to selling activities. The Company expects that future stores will vary in size from approximately 4,500 to 5,500 square feet depending on the market. The full-line stores averaged approximately 8,200 square feet at the beginning of fiscal 1997 and averaged approximately 6,000 square feet at the end of fiscal 2001.

     Substantially all full-line stores have a tailor shop which provides a range of tailoring services as a convenience to its customers. The stores are designed to utilize Company-owned regional overflow tailor shops which allows the use of smaller tailor shops within each store. Operating the regional tailor shops has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to regional tailor shops. These overflow shops experience higher productivity as the tailors are not interrupted by store personnel during the course of the day. In every store, the store manager and certain additional staff have been trained to fit tailored clothing for alterations. The Company guarantees all the tailoring work.

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

Catalog/Internet

     The Company's catalogs offer potential and existing customers convenience in ordering the Company's merchandise. In fiscal 2001 and 2000, the Company distributed approximately 7.0 and 8.0 million catalogs, respectively, excluding catalogs sent to stores for display and general distribution. In fiscal 2001 and 2000, combined catalog/internet sales represented approximately 12% of net sales. The Company divides the year into two merchandise seasons, Spring and Fall, and mails its catalog to active customers as often as every four weeks. Internet follows a similar promotional pattern, but is able to alter its offers more frequently.

     The catalog mailings and internet site offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are important tools in communicating our high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers increasingly are becoming more comfortable purchasing traditional business attire through the catalog and internet.

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

     The Company is committed to growing its internet sales, which increased 89% in fiscal 2001. The Company has established over 800 affiliate arrangements, which drive a significant amount of traffic to its internet site. The Company typically pays a fee to the affiliate based on a percentage of sales generated through such affiliate. In 2002, the Company expects to continue pursuing similar arrangements. The Company invested approximately $1 million in 2000 to implement a new internet site that has many customer-friendly features such as increased speed, real-time inventory status, order confirmation and product search capabilities, among others. The new site also enables the Company to be more responsive to trends to increase sales. The new site went "live" in August 2000 and replaced a site that had been hosted by a third party.

     To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system, while internet orders are placed by the customer and are linked to the same system. After an order is placed, it automatically updates all files, including the Company's customer mailing list, and permits the Company to measure the response to individual catalog mailings and internet email promotions. Sales and inventory information is available to the Company's buyers the next day. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company's order entry and fulfillment systems permit the shipment of most orders by the following day. Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as United Parcel Service priority. The Company replaced its catalog system in May 1999 which facilitated easier order entry and provides greater customer data.

Merchandising

     The Company believes it fills a niche of providing classic, professional men's clothing with impeccable quality at a reasonable price. The Company's merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including business dress and business casual, as well as sportswear for weekends and golf apparel, all sold under the Jos. A. Bank label. Its product offering includes suits, tuxedos, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear. The Company also sells branded shoes from Cole Haan, Johnston & Murphy and Allen-Edmonds.

     The Company believes its merchandise offering is well positioned to meet the changing trends of dress for its target customer. As the corporate work environment has trended to casual wear, the Company's product offering has been modified to meet the needs of the Jos. A. Bank customer. In 2001, casual wear (which includes sport coats, slacks and sportswear) accounted for 46% of the Company's sales, while suits represented 27% of sales.

     The Company made several key additions and changes to its product line in 2001. It expanded the TRIO/(R)/ collection as one of its solutions to the corporate casual trend. The TRIO/(R)/ includes a tailored jacket with coordinating pants and a second set of pants in a coordinating pattern. Therefore, the outfit can be worn as a suit or in a casual setting. The Company also offers its customers its Separates line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including Super 100 wool and natural stretch wool. The Business Express line allows a customer to buy a suit with minimal alteration that will fit their unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage. During fiscal 2001, the Company also added a new line of wrinkle resistant all cotton dress shirts that are made using a patented process that is owned by the vendor. The Company believes it has one of the most extensive selections of sportcoats and dress pants in the industry. Its David Leadbetter Golf Apparel was expanded as was the offering of categories such as sportshirts, sweaters, casual trousers and shoes.

Design and Purchasing

     The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company's merchandise, buying and planning staffs working in conjunction with finished goods suppliers and third party contract manufacturers. Substantially all products are made to the Company's rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandise buying staff oversees the development of each product in terms of style, color and fabrication. The Company's planning staff is responsible for providing each channel of business with the correct amount of products at all times. Because the Company's designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers. The process of creating a new garment begins up to nine months before the product's expected in-stock date.

     The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by designing its tailored products, sourcing piece goods and then having merchandise manufactured to its own specifications by third party contract manufacturers, either domestically or abroad. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company's competitors. All products manufactured for the Company must conform to the Company's rigorous specifications with respect to standardized sizing and quality.

     The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer. No finished goods supplier or contract manufacturer accounted for more than 9% of the Company's finished goods purchased in 2001. The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers and contract manufacturers and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2001, three vendors accounted for over 61% of the piece goods purchased by the Company. These piece goods were used in approximately 24% of the finished goods purchased by the Company.

Marketing, Advertising and Promotion

     Strategy. The Company has historically used mass media print and radio and direct mail marketing, advertising and promoting activities in support of its store and catalog/internet operations. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at a value. The Company has a database of over 2.3 million names of people who have previously made a purchase from either the Company's retail store, internet site or catalog or have requested a catalog or other information from the Company. Of these, over 800,000 individuals have made such purchases or information requests in the past 24 months. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

     In the past two years, the Company has made significant investments in its computer systems which has improved its ability to capture customer purchasing data. The Company plans to increase its use of this data to improve its marketing efficiency.

     Product Specific Sales and Promotional Events. Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. Examples are the "trade-in sale" whereby a customer receives a fixed dollar amount off the purchase of a suit by "trading-in" an old suit which is donated to charity and the "$199 Suit Sale". These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company stores conduct clearance sales to promote the sale of that season's merchandise.

     Corporate Card. Certain organizations and companies can participate in our corporate card program, through which all of their employees receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all full-line stores as well as for catalog and internet purchases. Over 9,600 companies nationally, from privately-owned small companies to large public companies, are now participating in the program. Participating companies are able to promote the card as a free benefit to their employees and families.

     Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies through its stores and catalogs.

Distribution

     The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company sizing specifications. The merchandise is then allocated to individual stores, packed for delivery and shipped to the stores, principally by common carrier. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store's size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in the Company stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to catalog/internet customers are also made from the central distribution facility.

     To support the new store growth, the Company upgraded its distribution center in fiscal 2001 at a cost of approximately $3.5 million. The system is currently configured to support up to 200 stores, and the Company believes the new system can be upgraded to handle up to 400 stores in the existing facility.

Management Information Systems

     Many of the Company's systems have been updated in the last three years. The Company devoted significant efforts and resources in 1998 and 1999 to ensure that its business-critical systems were "Year 2000 compliant" at which time the systems were either upgraded to the most recent version or replaced. In August 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system (which included many upgrades in addition to Y2K compliance). The Company expects to again upgrade this key system in the next 12 months. In May 1999 the Company completed the upgrade of its catalog system. To improve customer service and customer database management, the Company replaced its Point of Sale (POS) system in the second half of 1999. The Company invested approximately $1 million in 2000 to design and implement a new internet site. As a result of these efforts, the Company's systems are very efficient and capable of supporting future growth. By using these systems, the Company is able to capture greater customer data and has increased its marketing efficiency using such data.

Competition

     The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men's apparel. The Company is one of only a few multi-channel retailers focusing exclusively on mens apparel which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its quality career clothing at price points typically below those of its principal competitors for items of comparable quality, but also on greater selection of merchandise within the Company's focus on classic career clothing, the quality, consistency and value of the Jos. A. Bank brand and superior customer service. Among others, the Company's store, catalog and internet operations compete with Brooks Brothers, Nordstrom, Men's Wearhouse and Lands End, as well as competitors in each store's market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

Trademarks

     The Company is the owner in the United States of the trademark "Jos. A. Bank", "The Miracle Tie Collection", "TRIO" and "Vacation In Paradise". These trademarks are registered in the United States Patent and Trademark Office. A federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company's rights in the Jos. A. Bank trademark are a significant part of the Company's business. Accordingly, the Company intends to maintain its trademark and the related registration. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its trademark in the United States.

     In addition, the Company has registered "josbank.com" and various other internet domain names. The Company intends to renew its registration of domain names from time to time for the conduct and protection of its e-commerce business.

Employees

     As of April 18, 2002, the Company had 1,222 employees, consisting of 912 part-time employees and 310 full-time employees.

     As of April 18, 2002, 124 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement extends to April 30, 2003. The Company believes that union relations are good. During the past 50 years, the Company has had only one work stoppage, which occurred more than 20 years ago. The Company believes that its relations with its non-union employees are also good. A small number of sales associates are union members.

Item 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The Company owns its distribution and corporate office facility located in Hampstead, Maryland, subject to certain financing liens. (See Item 7, MD&A and "Consolidated Financial Statements -- Note 5.") The Company believes that its existing facility is well maintained and in good operating condition. The table below presents certain information relating to the Company's corporate property as of April 18, 2002:

                          Gross        Owned/
                          -----        ------
Location               Square Feet     Leased      Primary Function
                       -----------     ------      ----------------
Hampstead, Maryland      290,000       Owned       Corporate offices, distribution center, catalog
                                                     fulfillment and regional tailoring overflow shop

     This facility was upgraded in fiscal 2001 including the addition of several second level mezzanines, which increased the total floor space to approximately 290,000 square feet.

     As of April 18, 2002, the Company had 127 Company-operated stores, including its outlet stores, all of which were leased. The full-line stores average approximately 6,000 square feet as of the beginning of fiscal 2002, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 2,600 square feet to approximately 18,900 square feet. The leases typically provide for an initial term of between 5 and 10 years, with renewal options permitting the Company to extend the term for between five and ten years thereafter. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than in freestanding locations, makes contributions toward the common area operating costs. Certain facility leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company's lease arrangements provide for an increase in annual fixed rental payments during the lease term and are noncancelable. These terms allow the Company to continually review its portfolio of stores to ensure that profitable stores are retained and unprofitable stores are closed.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the quarter ended February 2, 2002.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
          ----------------------------------------------------------------
          MATTERS
          -------

     (a)  Market Information.

     The Company's Common Stock is listed on The Nasdaq National Market ("NASDAQ") under the trading symbol "JOSB". The following table sets forth, for the periods indicated, the range of high and low bid prices for the Common Stock, as reported on NASDAQ. The approximate high and low closing prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                           Fiscal 2000               Fiscal 2001
                        -----------------         -------------------
                        High       Low            High         Low
                        ----       ---            ----         ---
     1st Quarter        $ 4.88     $ 3.19         $ 7.25       $ 5.00
     2nd Quarter          5.47       3.63           8.34         4.55
     3rd Quarter          4.75       3.94           7.29         4.46
     4th Quarter          6.38       4.00           8.79         6.25

1st Quarter (through April 18, 2002)              $17.50       $ 6.93
On April 18, 2002 the closing sale price of the Common Stock was $17.50.

     (b)  Holders of Common Stock
          -----------------------

     At April 18, 2002, there were 110 holders of record of the Company's Common Stock.

     (c)  Dividend Policy
          ---------------

     The Company intends to retain its earnings to finance the development and expansion of its business and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not declared or paid any dividends in the last two fiscal years. In addition, the Company's Credit Agreement prohibits the Company from paying cash dividends.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------

     The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended February 2, 2002 have been derived from the Company's audited Consolidated Financial Statements. Fiscal year 2000 was a 53-week year and all other years consisted of 52 weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                        Fiscal Years

                                                             1997          1998           1999           2000          2001
                                                             ----          ----           ----           ----          ----
                                                                          (in thousands, except per share data)

Consolidated Statements of Income Information:
Net Sales:                                                $ 172,174     $ 187,163      $ 193,529      $ 206,252     $ 211,029

Cost of goods sold                                           92,001        96,281        100,030        104,943       101,676
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                 80,173        90,882         93,499        101,309       109,353
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   General and administrative                                17,695        18,806         18,965         20,609        21,290
   Sales and marketing                                       55,609        62,249         67,694         71,264        75,968
   Store opening costs                                          301           617            153            363           405
   Executive payouts and other one-time charges                  --            --          3,102 (c)         --           210 (d)
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                     73,605        81,672         89,914         92,236        97,873
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                              6,568         9,210          3,585          9,073        11,480
Interest expense, net                                         2,501         1,762          1,346          1,034         1,364
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
     before income taxes                                      4,067         7,448          2,239          8,039        10,116
Provision for income taxes                                    1,590         1,539 (b)        873          3,015         3,595
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                             2,477         5,909          1,366          5,024         6,521
Loss on disposal of manufacturing operations,
     net of tax (a)                                          (1,512)           --             --             --            --
Loss from discontinued operations, net of tax (a)              (266)          (51)            --             --            --

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                $     699     $   5,858 (b)  $   1,366      $   5,024     $   6,521
------------------------------------------------------------------------------------------------------------------------------------

Per Share Information (diluted):
Income from continuing operations                         $    0.36     $    0.85 (b)  $    0.20      $    0.80     $    1.05
Loss on disposal of manufacturing operations                  (0.22)           --             --             --            --
Loss from discontinued operations                             (0.04)        (0.01)            --             --            --

------------------------------------------------------------------------------------------------------------------------------------
Net income per share                                      $    0.10     $    0.84      $    0.20      $    0.80     $    1.05
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
     outstanding (diluted)                                    6,864         6,976          6,892          6,249         6,204

Balance Sheet Information (As of End of Fiscal Year):
   Working capital                                        $  26,142     $  27,062      $  26,492      $  28,650     $  37,757
   Total assets                                              77,144        82,515         84,751         88,954       108,457
   Total debt                                                12,999         9,177          9,366          6,869        16,638
   Total long-term obligations (including debt)              15,105        11,808         11,725          9,893        19,003
   Shareholders' equity                                      36,398        42,313         43,786         45,708        52,252
Number of stores                                                 87           103            108            116           135

(a)      Represents disposal of manufacturing operations in 1997.
(b) Includes a benefit of $1,365 or $.20 per share related to the reversal of a valuation allowance which had been recorded in 1995 related to tax net operating losses.
(c) Represents payouts to the Company's former Chairman/CEO and President, costs to hire and relocate successors and the costs to discontinue an unprofitable business.
(d) Represents primarily professional fees incurred in the first quarter of 2001 in conjunction with a strategic action considered by the Board of Directors.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview

     The Company's earnings per share of $1.05 per share in fiscal 2001 increased 31% compared with earnings per share of $.80 in fiscal 2000. During fiscal 2001, the Company continued a trend of increased earnings that began in the fourth quarter of 1999 when the Company generated record earnings (excluding one-time charges) for one quarter. The Company posted record earnings results in two of its four quarters in fiscal 2001, including the setting of another record in the fourth quarter of fiscal 2001. The record earnings per share in 2001 represented the second consecutive year of record recurring earnings per share for the Company.

     The Company generated the record earnings in fiscal 2001 in a very difficult economic environment, especially for retailers. The improved profits were driven by improved gross profit margins, profits from new stores and improvement in the combined catalog/internet business. The Company opened 21 new stores in 2001 and expects to open at least 20 new stores during 2002 and at least 30 new stores in 2003. The new stores that have been targeted are mostly in existing markets in specialty retail centers. The Company has determined that its stores perform best in specialty retail centers with co-tenancy of other high-end retailers.

     The Company is also committed to growing its combined catalog/internet sales, through increased marketing and a new enhanced website. The Company's current internet site was implemented in August 2000 and has many features such as real-time inventory status, order confirmation and product search capabilities.

     The Company amended its Credit Agreement with its bank through April 2005 to increase its available borrowing up to $60 million, if needed and if supported by its borrowing base formula under the Credit Agreement. The amended agreement increased the borrowing capacity from $50 million.

     The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $33.8 million at April 18, 2002 compared with $36.5 million at the same time in 2001. Total bank debt outstanding under the Credit Agreement, excluding mortgages and long-term notes was $5.1 million at April 18, 2002 compared with $2.7 million at the same time in 2001.

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.

                                                                    Percentage of Net Sales
                                                                          Fiscal Year
                                                              1999         2000         2001
                                                              ----         ----         ----
          Net Sales                                           100.0%       100.0%       100.0%
          Cost of goods sold                                   51.7         50.9         48.2
          -----------------------------------------------------------------------------------
          Gross profit                                         48.3         49.1         51.8
          General and administrative expenses                   9.8         10.0         10.1
          Sales and marketing expenses                         35.0         34.6         36.0
          Store opening costs                                     -          0.2          0.2
          Executive payouts and other one-time charges          1.6            -          0.1
          -----------------------------------------------------------------------------------

          Operating income                                      1.9          4.4          5.4
          Interest expense, net                                (0.7)        (0.5)        (0.6)
          -----------------------------------------------------------------------------------
          Income before income taxes                            1.2          3.9          4.8
          Income taxes                                         (0.5)        (1.5)        (1.7)
          -----------------------------------------------------------------------------------
          Net Income                                            0.7%         2.4%         3.1%
          -----------------------------------------------------------------------------------

Fiscal 2001 Compared to Fiscal 2000

  Net Sales - Net sales increased 2.3% to $211.0 million in fiscal 2001 (which
  ---------
included 52 weeks) compared with $206.2 million in fiscal 2000 (which contained 53 weeks). On a 52 to 52 week basis, the increase would have been 4.0%. Total full-line store sales increased 6.2% on a 52 to 52 week basis due primarily to the opening of new stores as follows:

                                                     Fiscal Years Ended
                                                ----------------------------
                                                Feb. 3, 2001    Feb. 2, 2002
                                                ------------    ------------

Stores opening at the beginning of the year          108             116
         Stores opened                                10              21
         Stores closed                                (2)             (2)
----------------------------------------------------------------------------
Stores open at the end of the year                   116             135
----------------------------------------------------------------------------

On a 52 week to 52 week basis combined catalog/internet sales increased 3.5%. Sales increases were strongest in sportswear, including leather coats and golf wear.

  Gross Profit - Gross profit increased $8.1 million or 270 basis points to
  ------------
$109.4 million or 51.8% of sales in fiscal 2001 from $101.3 million or 49.1% in fiscal 2000. Approximately two thirds of the increase, as a percent of sales, was due to improved purchasing and the remainder relates primarily to the continued improvement in the management of markdowns at a very detailed level and selected retail price increases. The Company is continuing its efforts to achieve further increases in gross profit percent of sales in the future.

  General and Administrative Expenses - General and administrative expenses
  -----------------------------------
increased to $21.3 million or 10.1% of sales in fiscal 2001 from $20.6 million or 10.0% in fiscal 2000. The increase was primarily due to higher distribution center costs ($.2 million), incentive compensation ($.2 million), payroll taxes and group insurance costs ($.1 million) and various administrative costs ($.2 million). The increase in distribution center costs resulted from temporary inefficiencies from working around the construction of our new inventory sorting system. The increase in administrative costs were primarily to support expansion. Continued improvement in the Company's profitability will likely result in significant increases in future incentive compensation.

  Sales and Marketing Expenses - Sales and marketing expenses increased to $76.0
  ----------------------------
million or 36.0% of sales in fiscal 2001 from $71.3 million or 34.6% of sales in fiscal 2000. This increase, as a percent of sales, is primarily due to less leverage on the start up of new stores' payroll and rent. This occured primarily from sales during the first full year of operation of typical new stores being lower than the average of mature stores while the payroll and occupancy cost are similar to the mature stores. The Company believes this is likely to continue as the pace of store openings increases.

  Store Opening Costs - Store opening costs, which include the initial
  -------------------
promotional advertising costs as well as other start-up costs such as travel for recruitment, training and setup of new stores, increased $42,000 due primarily to the opening of 21 stores in fiscal 2001 compared with 10 stores in fiscal 2000.

  Interest Expense - Interest expense increased $.3 million due primarily to
  ----------------
increased borrowing levels to support the store expansion strategy, which was partially offset by lower interest rates on borrowings which are tied to the London Interbank Offering Rate (LIBOR) and Prime rates.

  Income Taxes - The effective tax rate in fiscal 2001 was 35.5% compared with
  ------------
37.5% in fiscal 2000. This decrease resulted primarily from certain tax credits available to be utilized in fiscal 2001. The Company has analyzed its tax contingencies and believes they are properly reflected in the accompanying financial statements.

Fiscal 2000 Compared to Fiscal 1999

  Net Sales - Net sales increased 6.6% in fiscal 2000, primarily from a 6.8%
  ---------
increase in comparable store sales, a 188% increase in internet sales and a 11.7% decrease in catalog sales from fiscal 1999. The decrease in catalog sales was caused primarily by cannibalization from the internet. Sales were driven by increases in Corporate Casual and Sportswear as the Company continues to address the changing clothing needs of men in the workplace.

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

  Store Opening Costs - Store opening costs increased $.2 million in fiscal 2000
  -------------------
compared with fiscal 1999 as the Company opened 10 new stores in 2000 (including two outlet stores) compared with five new stores in 1999.

  Interest Expense - Interest expense decreased $.3 million in fiscal 2000 due
  ----------------
primarily to a lower average outstanding debt balance in 2000 compared to fiscal 1999. The weighted average interest rate increased in 2000 due primarily to increases in the prime rate.

  Income Taxes - The effective tax rate in fiscal 2000 was 37.5% compared to
  ------------
39.0% in fiscal 1999. The decrease resulted from lower effective state tax rates.

Liquidity and Capital Resources

     The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories and accounts receivable. In December 2001, the Company extended the Credit Agreement to April 2005. The amended Credit Agreement changed the maximum revolving amount under the facility to $60,000,000. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $5,000,000. As of February 2, 2002, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are either at the prime rate or at LIBOR plus 1.5%. The amended agreement also includes provisions for a seasonal over-advance.

     During the years ended February 3, 2001 and February 2, 2002, borrowings under the Credit Agreement bore interest ranging from prime to LIBOR plus 1.5%.

     The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $33.8 million at April 18, 2002 compared with $36.5 million at the same time in 2001. In March 2001, the Company issued $5.5 million of term debt with a maturity date of April 1, 2012 (the "Term Debt") secured by its distribution center and corporate office to finance part of its growth.

     The Company has issued notes payable in monthly installments in connection with improvements related to leasehold interests and its POS equipment. The aggregate maturities of the Company's long-term debt as of February 2, 2002, are as follows: fiscal year ending 2002-$744,000, 2003-$625,000, 2004-$642,000,
2005-$9,980,000, 2006-$665,000, 2007 and thereafter-$3,982,000.

     The following table summarizes the Company's sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

                                                                     Fiscal Years Ended
                                                                   ----------------------
                                                                    Feb. 3,      Feb. 2,
                                                                      2001         2002
                                                                    -------      -------
          Cash provided by (used in):
          Operating activities                                     $ 11,059     $     (1)
          Investing activities                                       (3,167)     (12,090)
          Financing activities                                       (5,599)       9,792
          Discontinued operations                                      (254)         --
          -------------------------------------------------------------------------------
          Net increase/(decreases) in cash and cash equivalents    $  2,039     $ (2,299)
          -------------------------------------------------------------------------------

     Cash used in the Company's operating activities (net) in fiscal 2001 was due primarily to higher inventories to support growth which was funded by operating results. The inventory increase of approximately $14.2 million at February 2, 2002 compared with February 3, 2001 relates primarily to three factors; namely a) $7.0 million to support the opening of 21 new stores, b) $1.2 million of additional piece goods as the Company increased its direct sourcing of finished goods with contract manufacturers (which terms typically requires the Company to purchase the piece goods) and c) $6.0 million of additional finished goods inventory, most of which relates to a decision made by the Company to stock additional amounts of key basic items to support sales growth. The Company believes its inventory has low fashion risk and the aging of its inventory is good. Cash used in investing activities in fiscal 2001 relates primarily to leasehold improvements in 21 new stores, and the purchase and installation of new distribution center systems. The Company spent approximately $12.1 million on capital expenditures in fiscal 2001 of which $8.0 million was primarily for the buildout of new stores and approximately $3.5 million to install new distribution center systems. Cash provided by financing activities in fiscal 2001 relates primarily to the new $5.5 million term debt secured by the distribution center and borrowings of the revolving loan under the Credit Agreement of approximately $4.8 million.

     The Company expects to spend between $6 to $8 million on capital expenditures in fiscal 2002, primarily to open at least 20 new stores and to renovate several stores. Management believes that the Company's cash from operations and availability under its Credit Agreement and term debt will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2002.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of the Company's contractual cash obligations and other commercial commitments as of February 2, 2002:

                                                                       Payments Due by Fiscal Year (in thousands)
                                                                       ------------------------------------------
                                                                                                                      2005 and
                                                                Total          2002             2003          2004    thereafter
                                                                -----          ----             ----          ----    ----------
Contractual Obligations
       Long-Term Debt                                          16,638           744              625           642      14,627
       Operating Leases                                        90,797        15,974           15,147        12,796      46,880
------------------------------------------------------------------------------------------------------------------------------

Total Contractual Obligations                                 107,435        16,718           15,772        13,438      61,507
------------------------------------------------------------------------------------------------------------------------------

                                                                 Amount of Commitment Expiration by Fiscal Year (in thousands)
                                                                 -------------------------------------------------------------
                                                                                                                      2005 and
                                                                Total          2002             2003          2004    thereafter
                                                                -----          ----             ----          ----    ----------
Other Commercial Commitments
Stand-by Letter-of-Credit*                                        400           400               --            --          --

* To secure the payment of rent at one leased location included in "Operating Leases" above.

Risks

     The Company's plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's expansion plans, operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix of goods sold, pricing, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These risks should be carefully reviewed before making any investment decision.

          Growth Risks. A significant portion of the Company's growth has resulted and is expected to continue to result from the opening of new stores. While the Company believes that it will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, no such assurances can be made. As the Company continues its expansion program, the opening of stores may adversely affect catalog and internet sales in such markets, and the opening of additional stores in existing markets may adversely affect sales and profits of established stores.

          Competition. The retail apparel business is highly competitive and is expected to remain so. The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than the Company have significantly greater financial, marketing and other resources than the Company. The Company believes that its emphasis on classic styles makes it less vulnerable to changes in fashion trends than many apparel retailers; however, the Company's sales and profitability depend upon the continued demand for its classic styles.

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

          Growth by Acquisition, etc. The Company may from time to time hold discussions and negotiations with (i) potential investors who express an interest in making an investment in or acquiring the Company, (ii) potential joint venture partners looking toward the formation of strategic alliances and (iii) companies that represent potential acquisition or investment opportunities for the Company. There can be no assurance any definitive agreement will be reached regarding the foregoing, nor does the Company believe that at this time any such agreement is necessary to implement successfully its strategic plans.

Accounting Policies

The Company believes the following critical accounting policy affects management's significant judgments and estimates used in the preparation of the Consolidated Financial Statements. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements.

          Inventory. The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     At February 2, 2002, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company's interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Item 10 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 3, 2002 (the first business day following 120 days from the close of its fiscal year ended February 2, 2002) or
(b) filing an amendment to this Form 10-K which contains the required information by June 3, 2002.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 3, 2002 (the first business day following 120 days from the close of its fiscal year ended February 2, 2002) or
(b) filing an amendment to this Form 10-K which contains the required information by June 3, 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 3, 2002 (the first business day following 120 days from the close of its fiscal year ended February 2, 2002) or (b) filing an amendment to this Form 10-K which contains the required information by June 3, 2002.

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
          ---------------------------------------------

     Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 3, 2002 (the first business day following 120 days from the close of its fiscal year ended February 2, 2002) or
(b) filing an amendment to this Form 10-K which contains the required information by June 3, 2002.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

          (a) The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc., the notes thereto, and the related reports thereon of the independent public accountants are filed under Item 8 of this report:

1.   Financial Statements                                                   Page

          Report of Independent Public Accountants                          F-1
          Consolidated Balance Sheets as of February 3, 2001 and
           February 2, 2002                                                 F-2
          Consolidated Statements of Income for the Years Ended
           January 29, 2000, February 3, 2001 and February 2, 2002          F-3
          Consolidated Statements of Shareholders' Equity for the Years
           Ended January 29, 2000, February 3, 2001 and February 2, 2002 F-4 Consolidated Statements of Cash Flows for the Years Ended
           January 29, 2000, February 3, 2001 and February 2, 2002          F-5
          Notes to Consolidated Financial Statements                        F-6

2.   Financial Statement Schedules

          All required information is included within the Consolidated Financial Statements and the notes thereto.

          (b)  Reports on Forms 8-K
               -    None filed during the fourth quarter of fiscal 2001.

          (c)  Exhibits

3.1     --Restated Certificate of Incorporation of the Company.*1
3.2     --By-laws of the Company, together with all amendments thereto.*1
4.1     --Form of Common Stock certificate.*1
4.2 --Amended and Restated Stockholders Agreement, dated as of January 29, 1994, among the parties named therein.*1
4.3     --Rights Agreement dated as of September 19, 1997*5
4.4 --Certificate of Designation governing the Company's Series A Preferred Stock*5
10.1    --1994 Incentive Plan*1
10.1(a) --Amendments to Incentive Plan dated as of October 6, 1997, *6
10.4(f) --Fourth Amended and Restated Credit Agreement, April 30, 1996, by and
          among the Company, Wells Fargo Bank, N.A. *3
10.4(g) --Combined amendment number one to fourth amended and restated credit agreement, December 18, 2000, by and between the Company and Foothill Capital Corporation, *10
10.4(h) -- Amendment number three to fourth amended and restated credit agreement, December 17, 2001, by and between the Company and Foothill Capital Corporation, filed herewith
10.7(a) --Amended and Restated Employment Agreement, dated as of September 19,
          1997, between Frank Tworecke and Jos. A. Bank Clothiers, Inc., *6 10.7(b) --Amendment to the Employment Agreement dated February 9, 1999 between
          Frank Tworecke and Jos. A. Bank Clothiers, Inc., *7
10.8(a) --Amended and Restated Employment Agreement, dated as of September 19,
          1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc., *6
10.9 --Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust Agreement as amended and restated effective April 1, 1994.*4

10.10 --Collective Bargaining Agreement between Retail Employees Union Local 340, Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos.
          A. Bank Clothiers, Inc.*4
10.12 --Employment Agreement, dated September 19, 1997, between Gary W. Cejka and Jos. A. Bank Clothiers, Inc., *6
10.13 --Employment Agreement, dated September 19, 1997, between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *6
10.13(a)--Amendment to the Employment Agreement dated February 14, 1999 between
          Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *7
10.15 --Employment Agreement dated August 31, 1998 between J.F. Timothy Carroll and Jos. A. Bank Clothiers, Inc., *7
10.15(a)--Employment Agreement dated November 1, 1999 between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc., *8
10.16   --Amendment to Employment Agreement dated March 6, 2000 between Robert
          N. Wildrick and Jos. A. Bank Clothiers, Inc.,*9
10.17 --Employment Agreement dated November 30, 1999 between Robert Hensley and Jos. A. Bank Clothiers, Inc., *8
10.17(a)--First Amendment, dated as of January 1, 2001, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., *10 10.17(b)--Second Amendment, dated as of March 16, 2001, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc.,*10 10.17(c)--Third Amendment, dated as of April 15, 2002, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., filed herewith
10.18 --Employment Agreement dated December 21, 1999 between R. Neal Black and Jos. A. Bank Clothiers, Inc., *9
10.18(a)--First Amendment dated as of March 16, 2001, to Employment Agreement between R. Neal Black and Jos. A. Bank Clothiers, Inc., *10
10.18(b)-- Second Amendment dated as of April 15, 2002, to Employment Agreement between Neal Black and Jos. A. Bank Clothiers, Inc., filed herewith
10.19 --Collective Bargaining Agreement dated March 1, 2000 by and between Joseph A. Bank Mfg. Co., Inc. and Baltimore Regional Joint Board, UNITE, *10
10.20 --Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer, *10
21.1(b) --Company subsidiaries, *10
23      --Consent of Arthur Andersen LLP, filed herewith
99      --Arthur Andersen Representation, filed herewith

*1      Incorporated by reference to the Company's Registration Statement on
          Form S-1 filed May 3, 1994.
*2      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 28, 1995.
*3      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
*4      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
*5      Incorporated by reference to the Company's Form 8-K dated September 22,
          1997.
*6      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.
*7      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.
*8      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*9      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.
*10     Incorporated by reference to the Company's Annual Report on Form-10-K for the year ended February 3, 2001.

        Pursuant to the requirements Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on April 25, 2002.

                          JOS. A. BANK CLOTHIERS, INC.
                                  (registrant)
                           By: /s/: Robert N. Wildrick
                               -----------------------
                               ROBERT N. WILDRICK
                      CHIEF EXECUTIVE OFFICER AND PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

NAME                           TITLE                                                        DATE
----                           -----                                                        ----
/s/: Robert N. Wildrick        Director, Chief Executive Officer and President              April 25, 2002
---------------------------    (Principal Executive Officer)


/s/: R. Neal Black             Executive Vice President, Marketing & Merchandising          April 25, 2002
---------------------------

/s/: Robert B. Hensley         Executive Vice President, Stores & Operations                April 25, 2002
---------------------------

/s/: David E. Ullman           Executive Vice President, Chief Financial Officer            April 25, 2002
---------------------------

/s/: Richard E. Pitts          Vice President - Treasurer (Principal Accounting Officer)    April 25, 2002
---------------------------

/s/: Andrew A. Giordano        Director, Chairman of the Board                              April 25, 2002
---------------------------

/s/: Gary S. Gladstein         Director                                                     April 25, 2002
---------------------------

/s/: David A. Preiser          Director                                                     April 25, 2002
---------------------------

                                       16

Report of independent public accountants


To the Board of Directors and Shareholders of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of February 3, 2001 and February 2, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended January 29, 2000, February 3, 2001, and February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 3, 2001, and February 2, 2002, and the results of their operations and their cash flows for the years ended January 29, 2000, February 3, 2001, and February 2, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Baltimore, Maryland
March 15, 2002

                          JOS. A. BANK CLOTHIERS, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                   AS OF FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                    (In Thousands, Except Share Information)

                                                                 Feb. 3, 2001      Feb. 2, 2002
                                                                 ------------      ------------
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 3,126          $    827
     Accounts receivable, net                                           2,724             2,364
     Inventories                                                       50,449            64,642
     Prepaid expenses and other current assets                          5,329             6,532
     Deferred income taxes                                                375               594
-----------------------------------------------------------------------------------------------
          Total current assets                                         62,003            74,959

NONCURRENT ASSETS:
     Property, plant and equipment, net                                25,632            32,541
     Other noncurrent assets, net                                          57               117
     Deferred income taxes                                              1,262               840
-----------------------------------------------------------------------------------------------
          Total assets                                                $88,954          $108,457
-----------------------------------------------------------------------------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                 $16,663          $ 16,528
     Accrued expenses                                                  16,268            19,930
     Current portion of long-term debt                                    422               744
-----------------------------------------------------------------------------------------------
          Total current liabilities                                    33,353            37,202
-----------------------------------------------------------------------------------------------
NONCURRENT LIABILITIES:
     Long-term debt, net of current portion                             6,447            15,894
     Deferred rent                                                      3,446             3,109
-----------------------------------------------------------------------------------------------
          Total liabilities                                            43,246            56,205
-----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par, 20,000,000 shares authorized,
       7,061,442 issued and 5,955,627 outstanding as of
       February 3, 2001 and 7,066,792 issued and 5,960,977
       outstanding as of February 2, 2002                                  71                71
     Preferred stock, $1.00 par, 500,000 shares authorized, none
       issued or outstanding                                               --                --
     Additional paid-in capital                                        56,535            56,558
     Retained Earnings (accumulated deficit)                           (5,840)              681
     Less 1,105,815 shares of common stock held in treasury at
       February 3, 2001 and February 2, 2002, at cost                  (5,058)           (5,058)
-----------------------------------------------------------------------------------------------
          Total shareholders' equity                                   45,708            52,252
-----------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                  $88,954          $108,457
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated balance sheets

                          JOS. A. BANK CLOTHIERS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
    FOR YEARS ENDED, JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                  (In Thousands, Except Per Share Information)

                                                                      Years Ended
                                                      -------------------------------------------
                                                      Jan. 29, 2000   Feb. 3, 2001   Feb. 2, 2002
                                                      -------------   ------------   ------------
NET SALES                                             $     193,529   $    206,252   $    211,029

Cost of Goods Sold                                          100,030        104,943        101,676
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                                 93,499        101,309        109,353
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
General and administrative                                   18,965         20,609         21,290
Sales and marketing                                          67,694         71,264         75,968
Store opening costs                                             153            363            405
Executive payouts and other one-time charges                  3,102             --            210
-------------------------------------------------------------------------------------------------
Total operating expenses                                     89,914         92,236         97,873
-------------------------------------------------------------------------------------------------

OPERATING INCOME                                              3,585          9,073         11,480

Interest expense, net                                         1,346          1,034          1,364
-------------------------------------------------------------------------------------------------
Income before provision for income taxes                      2,239          8,039         10,116
Provision for income taxes                                      873          3,015          3,595
-------------------------------------------------------------------------------------------------

NET INCOME                                            $       1,366   $      5,024   $      6,521
-------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
------------------
Net Income:
Basic                                                 $        0.20   $       0.82   $       1.09
Diluted                                               $        0.20   $       0.80   $       1.05

Weighted average shares outstanding:

Basic                                                         6,801          6,136          5,957
Diluted                                                       6,892          6,249          6,204

 The accompanying notes are an integral part of these consolidated statements.

                          JOS. A. BANK CLOTHIERS, INC.
                 CONSOLIATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------
   FOR THE YEARS ENDED JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                                 (In Thousands)

                                                                Additional     Retained                      Total
                                                  Common         Paid-In       Earnings     Treasury     Shareholders'
                                                   Stock         Capital      (Deficit)       Stock         Equity

----------------------------------------------------------------------------------------------------------------------
BALANCE, January 30, 1999                       $       70    $    56,393    $  (12,230)   $  (1,920)    $    42,313
----------------------------------------------------------------------------------------------------------------------
     Net income                                         --             --          1,366           --          1,366

     Net proceeds from issuance of
       common stock (38,000 shares)
       pursuant to Incentive Option Plan                --             62             --           --             62

     Stock based compensation                           --             45             --           --             45

----------------------------------------------------------------------------------------------------------------------
BALANCE, January 29, 2000                               70         56,500       (10,864)      (1,920)         43,786
----------------------------------------------------------------------------------------------------------------------

     Net income                                         --             --          5,024           --          5,024

     Net proceeds from issuance of
       common stock (22,000) shares
       pursuant to Incentive Option Plan                 1             35             --           --             36

     Repurchase of 896,400 shares of
       Common Stock at $3.50 per share                  --             --             --      (3,138)        (3,138)

----------------------------------------------------------------------------------------------------------------------
BALANCE, February 3, 2001                       $       71    $    56,535    $   (5,840)   $  (5,058)    $    45,708
----------------------------------------------------------------------------------------------------------------------

     Net income                                         --             --          6,521           --          6,521

     Net proceeds from issuance of shares of
       common stock (5,350) pursuant
       to Incentive Option Plan                         --             23             --           --             23

----------------------------------------------------------------------------------------------------------------------
BALANCE, February 2, 2002                       $       71    $    56,558    $       681   $  (5,058)    $    52,252
----------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                          JOS. A. BANK CLOTHIERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
    FOR YEARS ENDED, JANUARY 29, 2000, FEBRUARY 3, 2001 AND FEBRUARY 2, 2002
                                 (In Thousands)

                                                                                    Years Ended
                                                                 -----------------------------------------------
                                                                 Jan. 29, 2000     Feb. 3, 2001     Feb. 2, 2002
                                                                 -------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $       1,366     $      5,024     $      6,521

     Adjustments to reconcile net income to net
      cash provided by (used in) operation activities:
     Deferred tax expense                                                  705            2,541              203
     Depreciation and amortization                                       3,973            4,195            4,941
     Loss on disposition of assets                                         107               32              240
     Stock based compensation                                               45               --               --
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                          207             (123)             360
       Increase in inventories                                          (1,559)          (4,062)         (14,193)
       Decrease (increase) in prepaid expenses and other
         current assets                                                  1,011           (2,151)          (1,203)
       (Increase) decrease in other noncurrent assets                      439               16              (60)
       Increase (decrease) in accounts payable                            (817)           3,468             (135)
       Decrease in long-term pension liability                             (80)              --               --
       Increase in accrued expenses                                      2,069            2,250            3,662
       Decrease in deferred rent                                           (85)            (131)            (337)
----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating
        activities of continuing operations                              7,381           11,059               (1)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (6,780)          (3,695)         (12,090)
     Proceeds from disposal of assets                                       --              528               --
----------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities
         of continuing operations                                       (6,780)          (3,167)         (12,090)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving loan agreement                          60,161           60,108           76,917
     Repayment of borrowings under revolving loan
       agreement                                                       (61,311)         (62,178)         (72,125)
     Borrowing of other long-term debt                                   1,686               --            5,632
     Repayment of other long-term debt                                    (347)            (427)            (655)
     Repurchase of common stock into treasury                               --           (3,138)              --
     Net proceeds from issuance of common stock                             62               36               23
----------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities
       of continuing operations                                            251           (5,599)           9,792
----------------------------------------------------------------------------------------------------------------
     Net cash used in discontinued operations                             (513)            (254)              --
----------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                  339            2,039           (2,299)

CASH AND CASH EQUIVALENTS,
     beginning of year                                                     748            1,087            3,126
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
     end of year                                                 $       1,087      $     3,126     $        827
----------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated statements.

                 JOS. A. BANKS CLOTHIERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             JANUARY 29, 2000, FEBRUARY 3, 2001 and FEBRUARY 2, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Description of Business - Jos. A. Bank Clothiers, Inc. ("Clothiers") is a nationwide retailer of classic men's clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

Fiscal Year - The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 29, 2000 (fiscal 1999) and February 2, 2002 (fiscal 2001), each contained fifty-two weeks. The fiscal year ended February 3, 2001 (fiscal 2000) contained fifty-three weeks.

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

Cash and Cash Equivalents - Cash and cash equivalents include overnight investments. Interest expense, net, includes interest income of approximately $1,000, $50,000 and $21,000 in fiscal 1999, 2000 and 2001, respectively.

Supplemental Cash Flow Information - Interest and income taxes paid were as follows (in thousands):

                                    Years Ended
                         --------------------------------
                         Jan. 29,     Feb. 3,     Feb. 2,
                           2000         2001        2002
                         -------      -------     -------
Interest paid            $ 1,162      $   965     $ 1,240
Income taxes paid        $   163      $   363     $ 1,595

Inventories - Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with shipping its merchandise to the point of sale.

Catalogs and Promotional Materials - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At February 3, 2001 and February 2, 2002, prepaid catalog and promotional materials were approximately $1,696,000 and $1,268,000, respectively, representing expenditures for the applicable subsequent spring catalog.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                   Estimated
   Asset Class                     Useful Lives
--------------------------------------------------------------------------------
   Buildings and improvements      25 years
   Equipment                       3-10 years
   Furniture and fixtures          10 years
   Leasehold improvements          Initial term of lease, not to exceed 10 years

Other Noncurrent Assets - Other noncurrent assets includes deferred financing costs of $57,000 and $117,000 as of February 3, 2001 and February 2, 2002, respectively. Deferred financing costs were incurred in connection with the Company's bank credit agreement and distribution center mortgage described in
Note 5 and are being amortized as additional interest expense over the remaining term of the agreements using the effective interest method.

Fair Value of Financial Instruments - For cash and equivalents, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. As of February 2, 2002, the fair value of the Company's debt approximated cost.

Franchise Revenue Recognition - Initial franchise fees for a store are generally recognized as revenue when the Company has provided substantially all the initial franchise services. Inventory sales (and cost of sales) to the franchisees are recognized when the inventory is shipped. Monthly franchise fees are recorded when earned under the franchise agreements.

Lease Expense - The Company records lease expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 -- "Accounting for Leases". As such, rent expense on leases is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are reflected as "deferred rent" in the accompanying Consolidated Balance Sheets.

Store Opening Costs - Costs incurred in connection with initial promotion and other start-up costs, such as travel for recruitment, training and setup of new store openings are expensed as incurred.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109 -- "Accounting for Income Taxes". Under SFAS 109, the liability method is used in accounting for income taxes. Deferred tax liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are scheduled to reverse.

Earnings Per Share - During 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share," (EPS) which requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 are as follows:

                                    1999     2000      2001
                                   ------   ------    ------
Weighted average shares
 outstanding for basic EPS          6,801   6,136     5,957
------------------------------------------------------------
Dilutive effect of
  common stock equivalents          91      113         247
------------------------------------------------------------
Weighted average shares
 outstanding for diluted EPS        6,892   6,249     6,204
------------------------------------------------------------

The Company uses the treasury method for calculating the dilutive effect of stock options.

Impact of Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133, was issued. SFAS No. 133 and SFAS No. 138 establish new accounting rules and disclosure requirements for most derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 require all derivatives to be recognized as assets or liabilities at fair value. Fair value adjustments are made either through earnings or equity, depending upon the exposure being hedged and the effectiveness of the hedge. The Company currently does not utilize any derivative instruments but may enter into such instruments in the future. SFAS No. 133 and SFAS No. 138 were effective beginning on January 1, 2001.

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company does not have any goodwill on its balance sheet. Adoption of SFAS No. 142 will have no effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and ABP Opinion No. 30. This statement retains the fundamental provisions of SFAS No. 121 that requires companies to test long-lived assets for impairment using undiscounted cash flows. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset. Further, depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets shall be recognized in income from continuing operations. Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply this guidance prospectively. Adoption of SFAS No. 144 would have had no effect on the Company's financial statements in fiscal 2001.

2.   INVENTORIES:
     ------------

Inventories at February 3, 2001 and February 2, 2002, consist of the following (in thousands):

                             Feb. 3, 2001   Feb. 2, 2002
                             ------------   ------------
     Finished goods            $ 46,588       $ 59,624
     Raw materials                3,861          5,018
  ------------------------------------------------------
        Total                  $ 50,449       $ 64,642
  ------------------------------------------------------

3.   PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

Property, plant and equipment at February 3, 2001, and February 2, 2002 consists of the following (in thousands):

                                Feb. 3, 2001    Feb. 2, 2002
                                ------------    ------------

   Land                         $        349      $      349
   Buildings and
     improvements                      9,693          10,561
    Leasehold improvements            22,180          26,286
   Equipment, furniture
     and fixtures                     21,586          27,363
   ---------------------------------------------------------

                                      53,808          64,559
   Less: Accumulated
     depreciation and
     amortization                    (28,176)        (32,018)
   ---------------------------------------------------------

   Property, plant and
     equipment, net             $     25,632    $     32,541
   ---------------------------------------------------------

4.   ACCRUED EXPENSES:
     -----------------

Accrued expenses at February 3, 2001 and February 2, 2002, consist of the following (in thousands):

                                Feb. 3, 2001    Feb. 2, 2002
                                ------------    ------------
   Accrued compensation
    and benefits                $      6,892    $      8,069
   Accrued advertising                 2,020           3,047
   Gift certificate
    payable                            2,618           3,008
   Other accrued expenses              4,738           5,806
   ---------------------------------------------------------
     Total                      $     16,268    $     19,930
   ---------------------------------------------------------

Other accrued expenses consist primarily of liabilities related to interest, sales taxes, property taxes, customer deposits, and percentage rent.

5.   LONG-TERM DEBT:
     --------------

Long-term debt at February 3, 2001 and February 2, 2002, consists of the following (in thousands):

                                   Feb. 3,        Feb. 2,
                                    2001           2002
                                   -------        -------
Bank credit agreement-
     Borrowings under
     long-term revolving
     loan agreement                $ 5,096        $ 9,888

Mortgage loan at 8.15%
     payable in monthly
     installments through
     April 1, 2013 secured
     by Corporate office and
     Distribution center                 -          5,267

Notes related to lease-
     hold improvements,
     interest at 9.4% and 9.9%
     respectively, payable in
     monthly installments
     through February 1, 2003          346            171

Note related to
     building improvements,
     interest at 9.1%  payable
     in monthly installments
     through November 1, 2007          660            587

Notes related to POS equipment,
     interest at 9.7% payable in
     monthly installment through
     November 1, 2004                  767           593

Note related to distribution
     center improvements.
     Interest at 4.38%,
     payable in whole or part
     through December 31, 2006           -           132
------------------------------------------------------------

     Total debt                      6,869        16,638
------------------------------------------------------------

     Less:  Current maturities         422          744
------------------------------------------------------------
     Long-term debt                $ 6,447      $15,894
------------------------------------------------------------

Bank Credit Agreement - The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories, accounts receivable and equipment values. In December 2001, the Company extended the Credit Agreement to April 2005. The amended Credit Agreement changed the maximum revolving amount under the facility to $60,000,000. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $5,000,000. As of February 2, 2002, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are prime or LIBOR plus 1.5%. The amended agreement also includes provisions for a seasonal over-advance.

As of February 3, 2001 and February 2, 2002, the Company's availability in excess of outstanding borrowings under the formula was $33,079,000 and $27,136,000, respectively. Substantially all assets of the Company with the exception of its distribution center are collateralized under the Credit Agreement.

During the years ended February 3, 2001 and February 2, 2002, borrowings under the Credit Agreement bore interest ranging from prime to LIBOR plus 1.5%. As of February 2, 2002, the borrowing rate under the Credit Agreement was 3.9%.

The average daily outstanding balances under the Credit Agreement for the fiscal years ended February 3, 2001 and February 2, 2002 were $7,650,000 and $13,220,000, respectively. The highest month end outstanding balances under the Credit Agreement for the fiscal years ended February 3, 2001 and February 2, 2002 were $11,604,000 and $26,591,000, respectively. In addition to borrowings under the Credit Agreement, the Company had a letter of credit of $400,000 at February 3, 2001 and February 2, 2002, to secure the payment of rent at one leased location.

The aggregate maturities of the Company's long-term debt as of February 2, 2002, are as follows: fiscal year 2002-$744,000; 2003-$625,000, 2004-$642,000, 2005-
$9,980,000, 2006-$665,000, 2007 and thereafter-$3,982,000.

6.   EXECUTIVE PAYOUTS AND OTHER ONE-TIME CHARGES:
     --------------------------------------------

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

7.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

Litigation - Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the net assets of the Company, results of operations or the accompanying consolidated financial statements taken as a whole.

Employment Agreements - The Company has employment agreements with certain of its executives expiring in 2002 through 2005, aggregating base compensation of $4,539,000 (not including annual adjustments) over the term. These executives would also be entitled to severance ranging from $2,353,000 to $3,253,000 (not including annual adjustments) depending on the circumstances of termination. The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $250,000, $2,530,000 and $2,715,000 in incentive payments in fiscal years 1999, 2000 and 2001, respectively.

Lease Obligations - The Company has numerous noncancelable operating leases for retail stores, certain tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments under noncancelable operating leases at February 2, 2002, were as follows (in thousands):

     Fiscal Year                      Amount
     -----------                      ------

     2002                           $ 15,974
     2003                             15,147
     2004                             12,796
     2005                             10,480
     2006                              9,265
     2007 and thereafter              27,135
------------------------------------------------
     Total                          $ 90,797
------------------------------------------------

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals and net of sublease payments received, approximated $12,826,000, $13,319,000 and $15,015,000 for the fiscal years ended January 29, 2000 February 3, 2001, and February 2, 2002 respectively. Minimum rentals approximated $12,383,000, $12,757,000, and $14,408,000 respectively. Contingent rentals, which are based on a percentage of sales, approximated $462,000, $574,000 and $619,000 respectively. Additionally, sublease payments received approximated $19,000, $12,000 and $12,000, respectively.

Inventories - The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. In fiscal 2001, the Company did not purchase more than 9% of its finished product from any single vendor.

Other - During fiscal 2001, the Company executed a three year extension to its agreement with David Leadbetter, a golf professional. The agreement, which allows the Company to produce golf and other apparel under Leadbetter's name, expires in January, 2005. The minimum annual commitment under this agreement is $150,000, which represents the amount paid in each of the fiscal years 1999 through 2001.

8.   BENEFIT PLANS:
     -------------

Defined Benefit Pension & Post-Retirement Plans - In connection with the termination of certain plans in 1994, the Company adopted a noncontributory defined benefit pension plan and a post-retirement benefit plan to cover certain union employees with equivalent benefits to the predecessor plans. The annual contributions are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The plans provide for eligible employees to receive benefits based principally on years of service with the Company. The Company does not pre-fund the benefits from the post-retirement benefit plan.

In accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions", and SFAS No. 87, "Employees' Accounting for Pensions", the Company records the expected cost of these benefits as expense during the years that employees render service.

The following table sets forth the plan's funded status as of December 31, 2001 and 2000, the dates of the latest actuarial valuations (in thousands):

                                                                 Pension Benefits            Other Post-retirement Benefits
                                                                 ----------------            -------------------------------
                                                              2000              2001             2000              2001
                                                              ----              ----             ----              ----

Change in benefit obligation:
Benefit obligation at beginning of year                      $ 206             $ 256            $ 338             $ 451
Service cost                                                    18                21               34                32
Interest cost                                                   17                18               28                26
Actuarial (gain) loss                                           26                 3               51               (85)
Benefits paid                                                  (11)              (12)              --                --
-------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                            $ 256             $ 286            $ 451             $ 424
-------------------------------------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year               $ 471             $ 464            $  --             $  --
Actual return on plan assets                                     3              (34)               --                --
Employer contribution                                           --                --               --                --
Benefits paid                                                  (11)              (12)              --                --
-------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                     $ 463               418            $  --                --
-------------------------------------------------------------------------------------------------------------------------------

Funded status                                                $ 207             $ 131            $(451)            $(424)
Unrecognized net actuarial loss (gain)                          18                92              (80)             (149)
Unrecognized initial net liability at transition                39                34              125               115
-------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                               $ 264             $ 257            $(406)            $(458)
-------------------------------------------------------------------------------------------------------------------------------

Discount rate                                                7.25%             7.25%            7.25%              7.25%
Expected return on plan assets                               8.00%             8.00%               --                --

Components of net periodic benefit cost:
Service cost                                                 $  18             $  21            $  34             $  32
Interest cost                                                   17                18               28                26
Amortization of net liability at transition                      5                 5                9                 9
Expected return on plan assets                                 (38)              (37)              --                --
Recognized net actuarial gain                                   --                --               (6)              (16)
-------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                    $   2             $   7            $  65             $  51
-------------------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have less than a $12,000 effect on total service and interest costs and post-retirement benefit obligation.

Profit Sharing Plan - The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate at the beginning of the month after 90 days of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company intends to contribute to the 401(k) plan based on a previously determined Earnings Per Share (EPS) goal. The Company also reserves the right to contribute an additional discretionary amount to participants in the plan, if the Company exceeds the EPS goal. Contributions by the Company to the plan were approximately $384,000, $373,000 and $331,000 for the fiscal years ended
January 29, 2000, February 3, 2001 and February 2, 2002 respectively.

Deferred Compensation Plan - The Company also established a non-qualified, unfunded deferred compensation plan effective October 1, 1998. This plan is designed to provide a select group of management and highly-compensated employees with retirement benefits. All assets of the plan are fully subject to the Company's creditors. Contributions by the Company for the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002 were approximately $41,000, $2,000 and $0, respectively.

9.   INCOME TAXES:
     ------------

The provision for income taxes was comprised of the following (in thousands):

                                Years Ended
                         ------------------------------
                         Jan. 29,    Feb 3,     Feb. 2,
                           2000       2001       2002
                           ----       ----       ----
Federal:
Current                    $   53   $  325  $   2,831
Deferred                      641    2,312        174

State:
Current                       115      149        561
Deferred                       64      229         29
-----------------------------------------------------
Provision for
 income taxes              $  873   $3,015  $   3,595
-----------------------------------------------------

The differences between the recorded income tax provision and the "expected" tax provision based on the statutory federal income tax rate is as follows (in thousands):

                                 Years Ended
                          ---------------------------
                          Jan. 29,   Feb. 3,  Feb. 2,
                           2000       2001     2002
                           ----       ----     ----
Computed federal tax
  provision at
  statutory rates          $  761   $2,733  $   3,439

State income taxes, net
  of federal income
  tax effect                  112      282        389
Other, net                     --       --       (233)
-----------------------------------------------------
Provision for
 income taxes              $  873   $3,015  $   3,595
-----------------------------------------------------

Temporary differences between the financial reporting carrying amounts and tax basis of assets and liabilities give rise to deferred income taxes. Total deferred tax assets and deferred tax liabilities stated by sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                     Feb. 3,    Feb. 2,
                                      2001        2002
                                      ----        ----
Deferred Tax Assets:
 Inventories                        $   723     $   771
 Property, plant and equipment          786       1,075
 Accrued liabilities and other        1,218         849
-------------------------------------------------------
                                      2,727       2,695



Deferred Tax Liabilities:
  Prepaid expenses and other
    current assets                  (1,090)      (1,261)
-------------------------------------------------------

Net Deferred Tax Asset              $ 1,637     $ 1,434
-------------------------------------------------------

10.  INCENTIVE OPTION PLAN:
     ---------------------

Effective January 28, 1994, the Company adopted an Incentive Plan ("the 1994 Plan"). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined. Approximately 887,000 shares of Common Stock were reserved for issuance under the Plan as of February 2, 2002. The exercise price of an option granted under the 1994 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan vest in full upon a change of control of the Company.

On September 14, 1999, the Board of Directors authorized a pool of 600,000 shares of Common Stock to be available to support a grant of options to be used to attract a new Chief Executive Officer (the "CEO") to the Company (the "1999 Plan"). An Option to purchase up to 600,000 shares of Common Stock under the 1999 Plan was granted to the CEO pursuant to his Employment Agreement, dated as of November 1, 1999. Unless sooner terminated pursuant to those provisions of the Employment Agreement dealing with exercise of the option after termination of employment or death, and subject to acceleration of vesting as provided in the next sentence, the Option shall vest and become exercisable in whole or in part from time to time as to (a) 200,000 of the Option Shares on or after November 1, 1999, (b) an additional 200,000 of the Option Shares on or after November 1, 2000 and (c) an additional 200,000 Option Shares on and after the earlier of September 30, 2009 or the first date after which the average closing price of the Common Shares for any consecutive 90-day period equals or exceeds $8.00 per share. All options expire on November 1, 2009. Upon the occurrence of a change in control of the Company (as defined in the Optionee's Employment Agreement), any installments of the Option not then vested shall vest and become immediately exercisable.

The following information regarding options outstanding and exercisable is as of February 2, 2002: Options to purchase up to 662,675 shares at exercise prices ranging from $1.88 to $8.00 per share were outstanding under the 1994 Plan, of which options for up to 640,152 shares were exercisable. Options to purchase up to 600,000 shares at an exercise price of $3.41 per share were outstanding under the 1999 Plan, of which options for up to 400,000 shares were exercisable. Options to purchase up to 95,959 shares at an exercise price of $9.17 per shares were outstanding and exercisable under an option agreement, effective as of January 29, 1994, issued pursuant to an employment agreement.

The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during fiscal year 1999, 2000 and 2001, using the Black-Scholes option pricing model as prescribed by SFAS No. 123. Assumptions used for the pricing model include 4.5% to 7.9% for the risk-free interest rate, expected stock option lives of 2-10 years, expected dividend yield of 0% each year and expected volatility of 61.3% to 69.0%.

Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation" the Company's pro forma net income would have been $432,160 in fiscal 1999, $4,911,022, in fiscal 2000 and $6,149,646 in fiscal 2001. Pro forma basic earnings per share would have been $.06 in fiscal 1999, $.80 in fiscal 2000 and $1.03 in fiscal 2001. Pro forma diluted earnings per share would have been $.06 in fiscal 1999, $.79 in fiscal 2000 and $.99 in fiscal 2001.

Transactions with respect to the plans were as follows (shares in thousands):

                                         January 29, 2000                   February 3, 2001                    February 2, 2002
                                         ----------------                   ----------------                    ----------------
                                                   Weighted                             Weighted                           Weighted
                                                   Average                              Average                            Average
                                                   Exercise                             Exercise                           Exercise
                                      Shares         Price                Shares         Price                Shares        Price
                                      ------         -----                ------         -----                ------        -----
Outstanding at
  beginning of year                    1,093         $ 6.48                1,307        $  4.75                1,201        $  4.75

Granted                                  739         $ 3.51                   14        $  4.44                  163        $  5.06

Exercised                                (38)        $ 1.63                  (22)       $  1.63                   (5)       $  4.29

Canceled                                (487)        $ 6.49                  (98)       $  5.39                   --             --
                                       ------                              ------                              ------
Outstanding at of year                 1,307         $ 4.75                1,201        $  4.75                1,359        $  4.79
                                       ======                              ======                              ======

Exercisable at end of year               729         $ 5.31                  943        $  5.00                1,136        $  5.01
                                       ======                              ======                              ======

The following table summarizes information about stock options outstanding at February 2, 2002: (in thousands)

                                          Options Outstanding                                   Options Exercisable
---------------------   ----------------------------------------------------------   ---------------------------------------
                            Number         Weighted Average          Weighted              Number               Weighted
   Range of Exercise      Outstanding          Remaining              Average          Exercisable at            Average
        Prices            Feb. 2 2002      Contractual Life       Exercise Price        Feb. 2, 2002         Exercise Price
        ------            -----------      ----------------       --------------        ------------         --------------
     $1.88 - $4.00            804                7.30               $  3.45                  603                $ 3.46
     $4.01 - $7.38            458                5.73                  6.22                  436                  6.24
     $7.39 - $9.17             97                1.99                  9.16                   97                  9.16

The weighted average fair value of options granted for the fiscal years ended January 29, 2000, February 3, 2001, and February 2, 2002 was $5.06, $3.83 and $3.30, respectively.

11.  RIGHTS OFFERING:
     ---------------

In September 1997, the Company adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Jos. A. Bank's outstanding Common Stock held as of the close of business on September 30, 1997. Each Right will entitle stockholders to buy one one-hundredth of a share of the newly designated Series A Preferred Stock of Jos. A. Bank at an exercise price of $40. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company's outstanding Common Stock.

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

13.  SEGMENT REPORTING (Unaudited):
     -----------------------------

The Company has two reportable segments: full-line stores and catalog and internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full-line stores also provide alterations.

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

Segment data is presented in the following table (in thousands):

Fiscal 2001
-----------                                 Full-line          Catalog & Internet
(in thousands)                               stores             direct marketing            Other                 Total
                                             ------             ----------------            -----                 -----

Net sales                                   $  178,330            $    25,360           $     7,339(a)          $  211,029
Depreciation and
  amortization                                   3,482                     61                 1,398                  4,941
Operating income (b)                            30,943                  3,487               (22,950)                11,480
Identifiable assets (c)                         68,705                 12,708                27,044                108,457
Capital expenditures (d)                         8,008                    400                 3,682                 12,090

Fiscal 2000
-----------                                 Full-line          Catalog & Internet
(in thousands)                               stores             direct marketing            Other                 Total
                                            ---------           ----------------            -----                 ------

Net sales                                   $  173,762            $    24,624           $     7,866(a)          $  206,252
Depreciation and
  amortization                                   3,145                     25                 1,025                  4,195
Operating income (b)                            28,806                  1,845               (21,578)                 9,073
Identifiable assets (c)                         54,585                  9,863                24,506                 88,954
Capital expenditures (d)                         2,192                    935                   568                  3,695

Fiscal 1999
-----------                                 Full-line          Catalog & Internet
(in thousands)                               stores             direct marketing            Other                 Total
                                             ------             ----------------            -----                 -----

Net sales                                   $  161,285            $    24,602           $     7,642(a)          $  193,529
Depreciation and
  amortization                                   3,123                     15                   835                  3,973
Operating income (b)                            24,362                  2,377               (23,154)(e)              3,585
Identifiable assets (c)                         51,307                  8,862                24,582                 84,751
Capital expenditures (d)                         4,777                     97                 1,906                  6,780

(a) Revenue from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include factory stores, outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.
(b) Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.
(c) Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segment. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets, and inventory, which has not been assigned to one of the reportable segments.
(d) Capital Expenditures include purchases of property, plant and equipment made for the reportable segment.
(e)  Includes one time charges of $3,102,000.

16.  QUARTERLY FINANCIAL INFORMATION (Unaudited):
     --------------------------------------------


                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER           TOTAL
                                                  -------           -------          -------           -------           -----
                                                                  (In Thousands, Except Per Share Amounts)
FISCAL 2001
-----------
     Net sales                                 $   47,406        $   46,106       $   50,243        $   67,274        $ 211,029
     Gross profit                                  23,510            22,788           27,056            35,999          109,353
     Operating income                               1,022               774            2,524             7,160           11,480
     Net Income                                       506               291            1,316             4,408            6,521

     Net income per share (diluted)            $     0.08        $     0.05       $     0.21        $     0.70        $    1.05

FISCAL 2000
-----------
     Net sales                                 $   46,408        $   44,869       $   43,992        $   70,983        $ 206,252
     Gross profit                                  23,242            21,432           22,209            34,426          101,309
     Operating income                               2,065             1,253              938             4,817            9,073
     Net Income                                     1,081               611              407             2,925            5,024

     Net income per share (diluted)            $     0.16        $     0.10       $     0.07        $     0.48        $    0.80