Form 10-Q
period 2002-05-04
BANK JOS A CLOTHIERS INC /DE/
filed 2002-06-18
CIK 920033

                United States Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended May 4, 2002
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

                                 Yes [x] No [_]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               Outstanding as of June 13, 2002
            -----                               -------------------------------

Common Stock, $.01 par value                               6,169,472
                                                           ---------

                          Jos. A. Bank Clothiers, Inc.

                                      Index
                                      -----

Part I.      Financial Information                                                                    Page No.
         Item 1.      Financial Statements

             Condensed Consolidated Statements                                                            3
                      of Operations - Three Months ended
                      May 4, 2002 and May 5, 2001

             Condensed Consolidated Balance                                                               4
                      Sheets - as of May 4, 2002 and
                      February 2, 2002

             Condensed Consolidated Statements                                                            5
                      of Cash Flows - Three Months ended
                      May 4, 2002 and May 5, 2001

             Notes to Condensed Consolidated Financial Statements                                       6-9

         Item 2.      Management's Discussion and Analysis of
                      Results of Operations and Financial Condition                                    9-12

         Item 3.      Quantitative and Qualitative Disclosures
                      about Market Risk                                                                  13

Part II.     Other Information

         Item 6.      Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                               14

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In Thousands except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                        May 5,           May 4,
                                                         2001             2002
                                                         ----             ----

Net sales                                             $ 47,406         $ 55,760
                                                        ------           ------
Costs and expenses:
   Cost of goods sold                                   23,896           26,411
   General and administrative                            4,553            5,849
   Sales and marketing                                  17,656           20,342
   Store opening costs                                      69               27
   One-time charge                                         210               --
                                                        ------           ------
                                                        46,384           52,629
                                                        ------           ------

Operating income                                         1,022            3,131

Interest expense, net                                      219              293
                                                        ------           ------

Income before provision for income taxes                   803            2,838
Provision for income taxes                                 297            1,107
                                                        ------           ------

     Net income                                       $    506         $  1,731
                                                        ======           ======

Earnings per share:
Net income:
   Basic                                              $   0.08         $   0.29
   Diluted                                            $   0.08         $   0.25
Weighted average shares outstanding:
   Basic                                                 5,956            6,045
   Diluted                                               6,210            6,819





                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                     February 2,            May 4,
                                                                        2002                 2002
                                                                        ----                 ----
                                                                                          (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                       $      827           $    1,182
     Accounts receivable                                                  2,364                3,599
     Inventories:
       Raw materials                                                      5,018                4,668
       Finished goods                                                    59,624               59,270
                                                                      ---------            ---------
         Total inventories                                               64,642               63,938
                                                                      ---------            ---------

Prepaid expenses and other current assets                                 6,532                5,770
Deferred income taxes                                                       594                  594
                                                                      ---------            ---------
         Total current assets                                            74,959               75,083
                                                                      ---------            ---------

Property, plant and equipment, at cost                                   64,559               67,107
Accumulated depreciation and amortization                               (32,018)             (33,292)
                                                                      ---------            ---------
       Net property, plant and equipment                                 32,541               33,815

Other assets                                                                117                  109
Deferred income taxes                                                       840                  840
                                                                      ---------            ---------
Total assets                                                         $  108,457           $  109,847
                                                                      =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Accounts payable                                                $   16,528           $   18,276
     Accrued expenses                                                    19,930               19,305
     Current portion of long-term debt                                      744                  710
                                                                      ---------            ---------

         Total current liabilities                                       37,202               38,291

Noncurrent Liabilities:
     Long-term debt                                                      15,894               12,528
     Deferred rent                                                        3,109                3,094
                                                                      ---------            ---------

         Total liabilities                                               56,205               53,913
                                                                      ---------            ---------

Shareholders' equity:
     Common stock                                                            71                   73
     Additional paid-in capital                                          56,558               58,507
     Retained earnings                                                      681                2,412
                                                                      ---------            ---------
                                                                         57,310               60,992
Less treasury stock                                                      (5,058)              (5,058)
                                                                      ---------            ---------

     Total shareholders' equity                                          52,252               55,934
                                                                      ---------            ---------
Total liabilities and shareholders' equity                           $  108,457           $  109,847
                                                                      =========            =========

                             See accompanying notes

                  JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                           (In Thousands) (Unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                               May 5,   May 4,
                                                                2001    2002
                                                                ----    ----

Cash flows from operating activities:
     Net income                                              $   506  $  1,731
Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
     Increase in deferred taxes                                 (566)       --
     Depreciation and amortization                             1,089     1,300
     Net (increase) decrease in operating working capital     (8,674)    1,347
                                                             -------  --------

       Net cash (used in) provided by
         operating activities                                 (7,645)    4,378
                                                             -------  --------

Cash flows from investing activities:
     Capital expenditures                                     (1,984)   (2,574)
                                                             -------  --------

       Net cash used in investing activities                  (1,984)   (2,574)
                                                             -------  --------

Cash flows from financing activities:
     Borrowings under long-term Credit Agreement              17,136    14,968
     Repayments under long-term Credit Agreement             (15,482)  (18,184)
     Borrowing of other long-term debt                         5,500        --
     Repayment of other long-term debt                          (130)     (184)
     Net proceeds from issuance of common stock                   --     1,951
                                                             -------  --------

       Net cash provided by (used in) financing
         activities                                            7,024    (1,449)
                                                             -------  --------

Net (decrease) increase in cash and cash equivalents          (2,605)      355

Cash and cash equivalents - beginning of period                3,126       827
                                                             -------  --------

Cash and cash equivalents - end of period                    $   521  $  1,182
                                                             =======  ========

                             See accompanying notes

                                                    Jos. A. Bank Clothiers, Inc.
                                                       S.E.C. Form 10-Q, 5/4/02

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

       Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's February 2, 2002 Annual Report on Form 10-K.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Inventories are stated at the lower of first-in, first-out, cost or market. The Company capitalizes into inventory certain warehousing and delivery costs associated with shipping its merchandise to the point of sale.

       Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months.

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carry forwards, to the extent that realization of such benefits is more likely than not.

       Reclassifications - Certain reclassifications have been made to the May 5, 2001 financial statements in order to conform with the May 4, 2002 presentation.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

3.  WORKING CAPITAL

    The net change in operating working capital is composed of the following:

                                                         Three Months Ended
                                                          May 5,      May 4,
                                                          2001        2002
                                                          ----       ------

    Increase in accounts receivable                     $  (540)     $(1,235)
    (Increase) decrease in inventories                   (8,453)         704
    (Increase) decrease in prepaids and other assets       (252)         770
    Increase in accounts payable                          1,861        1,748
    Decrease in accrued expenses and
       other liabilities                                 (1,290)        (640)
                                                        -------      -------

    Net (increase) decrease in operating
       working capital                                  $(8,674)     $ 1,347
                                                        =======      =======


4.  EARNINGS PER SHARE

    Earnings Per Share (EPS) - Statement of Financial Accounting Standards
    (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                                         Three Months Ended
                                                         ------------------
                                                         May 5,       May 4,
                                                          2001        2002
                                                         ------      -------

    Weighted average shares
     outstanding for basic EPS                            5,956        6,045

    Dilutive effect of common
     stock equivalents                                      254          774
                                                         ------      -------

    Weighted average shares
     outstanding for diluted EPS                          6,210        6,819
                                                         ======      =======

    Weighted average shares outstanding for calculating dilutive EPS include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

5.     SEGMENT REPORTING

       The Company has two reportable segments: full line stores and catalog/internet direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

       The accounting policies of the segments are the same as those described in the Company's February 2, 2002 Annual Report on Form 10-K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

       Quarter ended May 4, 2002             Full line  Catalog/Internet
       (in thousands)                         Stores    Direct Marketing       Other          Total
                                              ------    ----------------       -----          -----
          Net sales                       $    47,489    $     6,109       $    2,162  (a) $  55,760
          Depreciation and amortization           950             15              335          1,300
          Operating income (loss) (b)           8,316          1,354           (6,539)         3,131
          Identifiable assets (c)              66,168         13,979           29,700        109,847
          Capital expenditures (d)                835             --            1,739          2,574

       Quarter ended May 5, 2001             Full line  Catalog/Internet
       (in thousands)                         Stores    Direct Marketing       Other           Total
                                              ------    ----------------       -----           -----

          Net sales                       $    41,024    $     4,891       $    1,491  (a) $  47,406
          Depreciation and amortization           791             15              283          1,089
          Operating income (loss) (b)           5,851            310           (5,139)         1,022
          Identifiable assets (c)              59,975         11,453           25,627         97,055
          Capital expenditures (d)                777            390              817          1,984

(a) Net sales from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include factory stores, outlet stores, franchise and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

(b) Operating income represents profit before allocations of overhead from "management company" and the distribution center, interest and income taxes.

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

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

6.     ONE-TIME CHARGE

       During the first quarter of fiscal 2001, the Company recorded a one-time charge of $.2 million. The one-time charge primarily represents professional fees incurred in the first quarter of fiscal 2001 in connection with a strategic action considered by the Board of Directors.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

       The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended February 2, 2002.

       Overview - For the first quarter of fiscal 2002, the Company earned $.25 per share compared with $.08 per share in fiscal 2001. As such, earnings per share was more than triple compared with the prior year. The earnings per share of $.25 represents the third consecutive quarter of record earnings for the Company. The Company generated increased profits in both the stores and catalog/internet segments driven by increased sales and gross profit margins. The Company's gross profit percent increased 300 basis points in the first quarter of fiscal 2002 as the Company continued to improve its sourcing of merchandise.

       The Company had $12.1 million of total debt outstanding as of the end of the quarter (excluding cash) compared with $13.4 million at the same time last year. Total debt decreased $3.8 million in the first quarter of fiscal 2002 whereas last year total debt increased $9.6 million in the first quarter. The Company had $32.7 million of additional availability in the bank line of credit as of June 7, 2002, compared with $32.3 million at the same time last year.

       The Company expects to open 23 to 25 new stores in fiscal 2002, mostly in existing markets. Two of the new stores were opened in the first quarter, 6 to 10 are scheduled to open in the second quarter, 6 to10 are scheduled to open in the third quarter, with the remainder opening in the fourth quarter. The Company also expects to open at least 30 stores next year, which will be evaluated as the year progresses.

                                                     Jos.A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

         Inventories at the end of the first quarter of fiscal 2002 were approximately $64 million, or $5 million (9%) higher than last year. The increase relates almost entirely to the new stores that were opened since the end of the first quarter of fiscal 2001. The Company expects to increase inventories in the second half of fiscal 2002 to support new stores and anticipated sales growth.

                                                           Percentage of Net Sales
                                                             Three Months Ended
                                                             ------------------
                                                               May 5,    May 4,
                                                               2001       2002
                                                               ----       ----
Net sales .............................................       100.0%     100.0%
Cost of goods sold ....................................        50.4       47.4
                                                               ----       ----

Gross profit ..........................................        49.6       52.6
General and administrative expenses ...................         9.6       10.5
Sales and marketing expenses ..........................        37.2       36.5
Store opening costs ...................................         0.1         --
One-time charge .......................................         0.4         --
                                                               ----       ----

Operating income ......................................         2.2        5.6
Interest expense, net .................................         0.5        0.5
                                                               ----       ----
Income before provision for income taxes ..............         1.7        5.1
Provision for income taxes ............................         0.6        2.0
                                                               ----       ----
Net income ............................................         1.1%       3.1%
                                                               ====       ====

Net sales - Net sales increased 17.7% or $8.4 million to $55.8 million in the first quarter of fiscal 2002 compared with $47.4 million in fiscal 2001. The sales increase was primarily related to a 15.7% increase in store sales in both new and existing stores and a 24.9% increase in combined catalog/internet sales. The sales increases were across the Company's broad range of products.

The following table summarizes store opening and closing activity during the respective periods.

                                                               For the Three Months Ended
                                                               --------------------------
                                                                  May 5,       May 4,
                                                                   2001         2002
                                                                   ----         ----
         Stores open at the beginning of the period                 116          135
             Opened                                                   3            2
             Closed                                                   1           --
                                                                  -----        -----
         Stores open at the end of the period                       118          137
                                                                  =====        =====

Gross profit - Gross profit (net sales less cost of goods sold) increased $5.8 million to $29.3 million in the first quarter of fiscal 2002 compared to $23.5 million in fiscal 2001. Gross profit as a percent of sales increased 300 basis points to 52.6% primarily due to the continued improvement in sourcing of merchandise.

                                                     Jos.A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

General and Administrative Expenses - General and administrative expenses increased $1.3 million to $5.8 million in fiscal 2002 compared with $4.6 million in fiscal 2001. The increase was due primarily to higher accrued incentive compensation expense and other expenses such as professional fees, recruitment costs and travel related to business expansion.

Sales and Marketing Expenses - Sales and marketing expenses increased $2.7 million to $20.3 million, or 36.5% of net sales, in the first quarter of fiscal 2002 from $17.7 million, or 37.2% of net sales in the first quarter of fiscal 2001. The increased sales and marketing expense primarily represents occupancy, payroll and advertising for the 20 new stores opened since the end of the first quarter of fiscal 2001. The decrease in expense as a percentage of sales relates to increased leverage of store expenses on the higher store sales.

Store Opening Costs - Store opening costs decreased to $27 thousand during the first quarter of fiscal 2002 from $69 thousand in the prior year as the Company opened two new stores in the first quarter of fiscal 2002 and three new stores in the first quarter of fiscal 2001. The decrease per store relates primarily to lower store opening advertising costs for the new stores.

Interest Expense - Interest expense increased in the first quarter of fiscal 2002 compared with the prior year due primarily to the higher average outstanding debt balance in the current year.

One-Time Charge - The one-time charge in the prior year primarily represents professional fees incurred in the first quarter of fiscal 2001 in connection with a strategic action considered by the Board of Directors.

Income Taxes - The first quarter of fiscal 2002 effective income tax rate is 39.0% compared with 37.0% in fiscal 2001. The increase resulted from higher effective state tax rates for the first quarter of fiscal 2002. The Company operates in 29 states with varying tax rates.

Liquidity and Capital Resources - The Company has significant availability under its current $60 million Credit Agreement which expires April 30, 2005. At May 4, 2002 the Company had outstanding borrowings of $4.0 million and $34.4 million of availability under its Credit Agreement compared with borrowings of $3.4 million and availability of $35.1 million at the end of the first quarter last year. The Company also has $6.6 million of term debt due over the next 11 years.

The Company had $12.1 million of total debt outstanding as of the end of the quarter (excluding cash) compared with $13.4 million at the same time last year. Total debt decreased $3.8 million in the first quarter of fiscal 2002 whereas last year total debt increased $9.6 million in the first quarter. The Company had $32.7 million of additional availability in the bank line of credit as of June 7, 2002, compared with $32.3 million at the same time last year.

                                                     Jos.A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

                                                                       Three Months Ended
                                                                       ------------------
                                                                        May 5,   May 4,
                                                                         2001     2002
                                                                         ----     ----
     Cash provided by (used in):
         Operating activities                                         $(7,645)   $ 4,378
         Investing activities                                          (1,984)    (2,574)
         Financing activities                                           7,024     (1,449)
                                                                      -------    -------
     Net increase (decrease) in cash and cash equivalents             $(2,605)   $   355
                                                                      =======    =======

Cash provided by operating activities was primarily due to earnings, an increase in accounts payable and depreciation. Cash used in investing activities primarily relates to the purchase of a corporate aircraft and opening new stores. Cash used in financing activities is primarily from repayments under the Credit Agreement.

In the remaining three quarters of fiscal 2002, the Company expects to spend between $6 million and $8 million on capital expenditures primarily to open the remaining 23 to 25 new stores to be opened in fiscal 2002 and to renovate several stores. The capital expenditures will be financed through operations, the Credit Agreement and additional term debt. The Company believes that its current liquidity, Credit Agreement and term loans will be adequate to support its current working capital and capital expenditure needs.

The Company's plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, mix of goods sold, pricing, availability of lease sites for new stores, the ability to source the product from its global supplier base and other competitive factors. Many of the risks are described in the Company's reports filed with the Securities and Exchange Commission, which should be carefully reviewed before any investment decision.

Critical Accounting Policies - The Company believes the following critical accounting policy affects management's significant judgments and estimates used in the preparation of the Consolidated Financial Statements. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements in the Company's February 2, 2002 Annual Report on Form 10K.

                  Inventory. The Company records inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

         At May 4, 2002, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company's interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits

Exhibit 10.8(b) --   Amended and Restated  Employment  Agreement dated May 15, 2002 between
                 David E. Ullman and Jos. A. Bank Clothiers, Inc., filed herewith
                 (Contract renewal)

Exhibit  10.13(b) -- Amended and Restated Employment Agreement dated May 15, 2002 between
                 Charles D. Frazer and Jos. A. Bank Clothiers, Inc., filed herewith
                 (Contract renewal)

Exhibit  10.17(d) -- Fourth Amendment to Employment Agreement dated May 28, 2002 between
                 Robert Hensley and Jos. A. Bank Clothiers, Inc., filed herewith

Exhibit  10.18(c) -- Third Amendment to Employment Agreement dated May 29, 2002 between R.
                 Neal Black and Jos. A. Bank Clothiers, Inc., filed herewith

Exhibit  10.21 --    Employment Offer Letter dated September 18, 2000 between Gary Merry and
                 Jos. A. Bank Clothiers, Inc., filed herewith

(b)  Reports on Form 8-K

On May 8, 2002 the Company filed a report on Form 8-K related to the termination of Arthur Andersen LLP and the engagement of KPMG LLP to serve as the Company's independent public accountants.

                                                    Jos. A. Bank Clothiers, Inc.
                                                        S.E.C. Form 10-Q, 5/4/02

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 18, 2002                      Jos. A. Bank Clothiers, Inc.
      ---------
                                                 (Registrant)

                                                 /s/ David E. Ullman
                                                 -------------------------------
                                                 David E. Ullman
                                                 Executive Vice President, Chief
                                                 Financial Officer