Form 10-Q
period 2002-08-03
BANK JOS A CLOTHIERS INC /DE/
filed 2002-09-17
CIK 920033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to                             .

Commission File Number 0-23874

JOS. A. BANK CLOTHIERS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	5611	36-3189198
(State of Incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (410) 239-2700

None
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 13, 2002
Common Stock, $.01 par value per share	6,177,472

JOS. A. BANK CLOTHIERS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Net sales	$46,106	$51,868	$93,512	$107,628

Costs and expenses:
Cost of goods sold	23,318	24,417	47,214	50,828
General and administrative	4,347	5,440	8,900	11,289
Sales and marketing	17,540	19,987	35,196	40,329
Store opening costs	127	173	196	200
One-time charge	—	—	210	—

	45,332	50,017	91,716	102,646

Operating income	774	1,851	1,796	4,982
Interest expense, net	312	252	531	545

Income before provision for income taxes	462	1,599	1,265	4,437
Provision for income taxes	171	657	468	1,764

Net income	$291	$942	$797	$2,673

Earnings per share:
Net income:
Basic	$0.05	$0.15	$0.13	$0.44
Diluted	$0.05	$0.13	$0.13	$0.38
Weighted average shares outstanding:
Basic	5,956	6,168	5,956	6,107
Diluted	6,171	7,082	6,191	6,951

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 2, 2002	August 3, 2002
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$827	$2,587
Accounts receivable	2,364	2,535
Inventories:
Raw materials	5,018	6,046
Finished goods	59,624	57,557

Total inventories	64,642	63,603

Prepaid expenses and other current assets	7,126	7,060

Total current assets	74,959	75,785

Property, plant and equipment, at cost	64,559	69,146
Accumulated depreciation and amortization	(32,018)	(34,606)

Net property, plant and equipment	32,541	34,540
Other assets	957	963

Total assets	$108,457	$111,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,528	$22,417
Accrued expenses	19,930	17,639
Current portion of long-term debt	744	1,233

Total current liabilities	37,202	41,289
Noncurrent Liabilities:
Long-term debt	15,894	9,813
Accrued rent	3,109	3,079

Total liabilities	56,205	54,181

Shareholders’ equity:
Common stock	71	73
Additional paid-in capital	56,558	58,738
Retained earnings	681	3,354

	57,310	62,165
Less treasury stock	(5,058)	(5,058)

Total shareholders’ equity	52,252	57,107

Total liabilities and shareholders’ equity	$108,457	$111,288

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 4, 2001	August 3, 2002
Cash flows from operating activities:
Net income	$797	$2,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,216	2,674
Net (increase) decrease in operating working capital	(11,320)	4,496

Net cash (used in) provided by operating activities	(8,307)	9,843

Cash flows from investing activities:
Additions to property, plant and equipment	(5,845)	(4,673)

Net cash used in investing activities	(5,845)	(4,673)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	34,164	16,107
Repayment under long-term Credit Agreement	(26,883)	(25,995)
Borrowing of other long-term debt	5,500	4,675
Repayment of other long-term debt	(304)	(379)
Net proceeds from issuance of common stock through exercise of options	—	2,182

Net cash provided by (used in) financing activities	12,477	(3,410)

Net (decrease) increase in cash and cash equivalents	(1,675)	1,760
Cash and cash equivalents—beginning of period	3,126	827

Cash and cash equivalents—end of period	$1,451	$2,587

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

Jos. A. Bank Clothiers, Inc. (the “Company”) is a nationwide retailer of classic men’s clothing through conventional retail stores and catalog/internet direct marketing. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s February 2, 2002 Annual Report on Form 10-K.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109—Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

Reclassifications—Certain reclassifications have been made to the August 4, 2001 financial statements in order to conform with the August 3, 2002 presentation.

3.    WORKING CAPITAL

The net change in operating working capital is composed of the following (in thousands):

	Six Months Ended
	August 4, 2001	August 3, 2002
Decrease (increase) in accounts receivable	$399	$(171)
(Increase) decrease in inventories	(10,802)	1,039
(Increase) decrease in prepaids and other assets	(1,419)	60
Increase in accounts payable	3,461	5,889
Decrease in accrued expenses and other liabilities	(2,959)	(2,321)

Net (increase) decrease in operating working capital	$(11,320)	$4,496

4.    EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Weighted average shares outstanding for basic EPS	5,956	6,168	5,956	6,107
Diluted EPS:
Dilutive effect of common stock equivalents	215	914	235	844

Weighted average shares outstanding for diluted EPS	6,171	7,082	6,191	6,951

Weighted average shares outstanding for calculating diluted earnings per share include basic shares outstanding, plus shares issuable upon the exercise of stock options, using the treasury stock method.

5.     SEGMENT REPORTING

The Company has two reportable segments: full line stores and catalog/internet direct marketing. While each segment offers a similar mix of men’s clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the Company’s February 2, 2002 Annual Report on Form 10-K. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

	Quarter ended August 3, 2002
	Full line Stores	Catalog/Internet Direct Marketing	Other		Total
	(in thousands)
Net sales	$43,006	$6,796	$2,066	(a)	$51,868
Depreciation and amortization	984	16	374		1,374
Operating income (loss)(b)	6,309	1,826	(6,284)		1,851
Identifiable assets(c)	65,079	12,582	33,627		111,288
Capital Expenditures(d)	1,651	8	440		2,099

	Quarter ended August 4, 2001
	Full line Stores	Catalog/Internet Direct Marketing	Other		Total
	(in thousands)
Net sales	$39,390	$5,062	$1,654	(a)	$46,106
Depreciation and amortization	821	16	290		1,127
Operating income (loss)(b)	5,271	188	(4,685)		774
Identifiable assets(c)	76,438	11,928	14,364		102,730
Capital expenditures(d)	2,323	10	1,528		3,861

	Six Months ended August 3, 2002
	Full line Stores	Catalog/Internet Direct Marketing
			Other		Total
	(in thousands)
Net sales	$90,495	$12,905	$4,228	(a)	$107,628
Depreciation and amortization	1,934	31	709		2,674
Operating income (loss)(b)	14,625	3,180	(12,823)		4,982
Identifiable assets(c)	65,079	12,582	33,627		111,288
Capital expenditures(d)	2,486	8	2,179		4,673

	Six Months ended August 4, 2001
	Full line Stores	Catalog/Internet Direct Marketing
			Other		Total
	(in thousands)
Net sales	$80,414	$9,953	$3,145	(a)	$93,512
Depreciation and amortization	1,612	30	574		2,216
Operating income (loss)(b)	11,122	498	(9,824)		1,796
Identifiable assets(c)	76,438	11,928	14,364		102,730
Capital expenditures(d)	3,100	400	2,345		5,845

(a)
Net sales from segments below the quantitative thresholds are attributable primarily to four operating segments of the Company. Those segments include factory stores, outlet stores, franchise stores and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

(b)	Operating income represents profit before allocations of overhead from “management company” and the distribution center, interest and income taxes.
(c)
Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets, and property, plant and equipment, net, residing in or related to the reportable segments. Assets included in Other are primarily fixed assets associated with the corporate office and distribution center, deferred tax assets, and inventories which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

6.    NEW TERM DEBT

The Company issued two long term notes payable during the second quarter of 2002. The first note of $1,575,000 is secured by the Company’s aircraft. It has a floating interest rate (4.2% as of August 3, 2002) tied to the London interbank offer rate. The floating interest rate can be converted to a fixed rate in the first 24 months of the term. The note has a five year term with equal monthly payments of approximately $20,000 and a final balloon payment of approximately $630,000 due at the end of the term.

The Company also issued a $3,100,000 note secured by new equipment and construction in the Company’s distribution center. It has a floating interest rate (4.6% as of August 3, 2002) tied to 30 day commercial paper. The floating interest rate can be converted to a fixed rate in the first 24 months of the term. The note has a seven-year term with equal monthly payments of approximately $43,000.

Both notes are cross defaulted with other indebtedness including the Credit Agreement.

7.    EXERCISE OF OPTIONS

In the six month period ended August 3, 2002, options for the purchase 216,495 shares of Company Common Stock were exercised resulting in net cash proceeds of $2,182,600 to the Company. The options that were exercised had exercise prices ranging from $1.88 to $9.17. The transactions increased shareholders’ equity in the accompanying condensed consolidated balance sheet.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002.

Overview—For the second quarter of fiscal 2002, the Company earned $.13 per diluted share compared with $.05 per diluted share in the second quarter of fiscal 2001. As such, earnings per share were more than double compared with the prior year. The earnings per share of $.13 represents the fourth consecutive quarter of record earnings per share for the Company. The Company expects fiscal year 2002 earnings per share to be approximately $1.35 per diluted share. This would represent the third consecutive year of record earnings per share and a 29% increase over the prior year’s diluted earnings per share.

The Company generated increased profits in both the full-line stores and catalog/internet segments in the second quarter driven by a 12.5% increase in sales over the second quarter of 2001 and higher gross profit margins. Gross profit margin increased 350 basis points in the second quarter of fiscal 2002 as compared with the second quarter of 2001 as the Company continued to improve its sourcing of merchandise and management of markdowns.

The Company has a $60 million bank line of credit (the “Credit Agreement”) that extends until April 30, 2005. As of August 3, 2002, there was $34.7 million availability and no outstanding borrowings under the Credit Agreement. The Company had $8.5 million of total debt (excluding cash) outstanding as of the end of the second quarter compared with $17.9 million at the same time last year. As such, total debt (excluding cash) decreased $9.4 million since the end of the second quarter of 2001 despite opening 19 new stores during the last 12 months. The Company issued $4.7 million of term debt in the second quarter of 2002, essentially refinancing borrowings under its Credit Agreement.

The Company expects to open 25 new stores in fiscal 2002, mostly in existing markets. Two of the new stores were opened in the first quarter, six were opened in the second quarter, at least 12 are scheduled to open in the third quarter, with the remaining stores expected to open in the fourth quarter. The Company also expects to open at least 30 stores next year; however, this estimate may increase as the Company evaluates real estate opportunities over the next few months.

Inventories at the end of the second quarter of fiscal 2002 were approximately $64 million, or $2.4 million (3.8%) higher than the same time last year. The increase relates almost entirely to the new stores that were opened since the end of the second quarter of fiscal 2001. Inventories in comparable stores decreased approximately 8% at the end of the second quarter of 2002 compared with the same time last year as sales were better than expected in the first half of 2002 and the Company opened more stores than originally planned. The Company expects to increase inventories approximately 5% to 10% over last year’s amounts in the second half of fiscal 2002 to support new stores and anticipated sales growth.

Results of Operations—The following table is derived from the Company’s condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

	Percentage of Net Sales Three Months Ended		Percentage of Net Sales Six Months Ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.6	47.1	50.5	47.2

Gross profit	49.4	52.9	49.5	52.8

General and administrative expenses	9.4	10.5	9.5	10.5
Sales and marketing expenses	38.0	38.5	37.6	37.5
Store opening costs	.3	.3	.2	.2
One-time charge	—	—	.2	—

Operating income	1.7	3.6	2.0	4.6
Interest expense, net	.7	.5	.6	.5

Income before income taxes	1.0	3.1	1.4	4.1
Provision for income taxes	.4	1.3	.5	1.6

Net income	.6%	1.8%	.9%	2.5%

Net Sales—Total sales for the second quarter of fiscal 2002 increased 12.5%, to $51.9 million, compared with $46.1 million in the second quarter of fiscal 2001. Comparable store sales increased 1.3% in the second quarter of fiscal 2002 as compared with the second quarter of fiscal 2001. Total sales for the first half of fiscal 2002 increased 15.1%, to $107.6 million, compared with $93.5 million in the first half of fiscal 2001. Comparable store sales increased 4.3% in the first half of fiscal 2002 as compared with the first half of fiscal 2001. The increase in total sales was driven by increases in sales of shirts, ties and sportswear throughout the first six months of the year, and increases in suit sales in the second quarter. For the first half of fiscal 2002 and fiscal 2001, suits represented approximately 30% of total sales as the suit business has begun to stabilize. Sales also increased as a result of the opening of new stores as follows:

	Three Months Ended		Six Months Ended
	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002
Stores open at the beginning of the period	118	137	116	135
Opened	7	6	10	8
Closed	—	—	(1)	—

Stores open at the end of the period	125	143	125	143

The new stores opened in the 2001 and 2002 are averaging approximately $1.0 million per store of projected annualized first year sales.

Comparable store sales discussed earlier include merchandise sales generated in full-line and factory stores, excluding stores that had new stores opened in their immediate market area (from zero to ten miles) in the past 12 months. New stores are added to the comparable store base after they have been open for an entire fiscal year. As such, a new store may be excluded from comparable store sales for up to the first 23 months of operation. Franchise stores are not included in comparable store sales.

Gross Profit—Gross profit (net sales less cost of goods sold) as a percent of sales increased in both the second quarter and six months ended August 3, 2002. The increase relates primarily to a combination of lower merchandise cost and better management of markdowns. The Company expects gross profit as a percent of sales to increase at least 100 basis points in the second half of 2002 over the comparable amount in the second half of 2001.

General and Administrative Expenses—General and administrative expenses increased $1.1 million in the second quarter of fiscal 2002 and $2.4 million in the six months ended August 3, 2002 compared with the same periods last year. The increases in the second quarter and six month period ended August 3, 2002 relates primarily to increases of $.8 million and $1.0 million, respectively, for payroll and overhead costs to build the infrastructure to support increased direct inventory sourcing and accelerated new store openings. For the second quarter and six month period, incentive compensation expense was $.2 million and $1.0 million higher than the same periods last year.

General and administrative expenses consists primarily of corporate support staff including store site selection and construction, regional store management, inventory sourcing personnel, other corporate overhead and distribution center operations.

Sales and Marketing Expenses—Sales and marketing expenses increased $2.4 million in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 and increased $5.1 million in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001. The increased sales and marketing expenses primarily represent occupancy, payroll and other store variable costs for the 19 new stores opened since the end of the second quarter of fiscal 2001, as well as increases of $.7 million and $1.5 million for marketing for all stores during the quarter and six months respectively. Sales and marketing expenses consist primarily of store occupancy, store payroll, other variable store costs and all advertising costs (including catalog marketing). The Company expects sales and marketing expenses to increase in the second half of 2002 as it anticipates opening 17 new stores in the second half of 2002.

Store Opening Costs—Store opening costs decreased to $.1 million during the second quarter of fiscal 2002 from $.2 million in the second quarter of the prior year as the Company opened six new stores in the second quarter of fiscal 2002 compared with eight new stores in the second quarter of fiscal 2001. Store opening costs are expected to increase in the second half of 2002 as the Company expects to open 17 new stores in that period.

Interest Expense—Interest expense decreased in the second quarter of fiscal 2002 compared with the same quarter of the prior year due primarily to a $5.3 million lower average outstanding debt balance in the current quarter. Interest expense was flat for the six month period ended August 3, 2002 compared with the same period last year as the average outstanding debt balance increased $.7 million while the average interest rate decreased.

One-Time Charge—The one-time charge in the prior year primarily represents professional fees incurred in the first quarter of fiscal 2001 in connection with a strategic action considered by the Board of Directors.

Income Taxes—The first half of fiscal 2002 effective income tax rate increased to 39.8% as compared to 37% for the same period last year as a result of higher estimated state taxes and higher estimated non-deductible compensation and other costs.

Liquidity and Capital Resources—The Company has significant availability under its $60 million Credit Agreement which extends until April 30, 2005. At August 3, 2002, the Company had no outstanding borrowings and $34.7 million availability under its Credit Agreement compared with borrowings of $9.6 million and availability of $27.8 million at the end of the second quarter last year. The Company also has $11 million of term debt (the “Term Debt”) due to be repaid over the next 11 years.

The Company had $8.5 million of total debt (excluding cash) outstanding as of the end of the quarter compared with $17.9 million at the same time last year. As such, total debt decreased $9.4 million since the end of the second quarter of 2001 despite opening 19 new stores during the last 12 months.

The following table summarizes the Company’s sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended
	August 4, 2001	August 3, 2002
Cash provided by (used in):
Operating activities	$(8,307)	$9,843
Investing activities	(5,845)	(4,673)
Financing activities	12,477	(3,410)

Net (decrease) increase in cash and cash equivalents	$(1,675)	$1,760

Cash provided by operating activities during the first six months of fiscal 2002 was primarily the result of higher accounts payable balances ($5.9 million) and net income excluding depreciation ($5.3 million). As noted earlier, the Company expects to increase inventories approximately 5% to 10% over last year’s amounts in the second half of 2002, which will use cash. Cash used in investing activities primarily relates to opening new stores and the purchase of a corporate aircraft. Cash used in financing activities is primarily the result of repayments under the Credit Agreement while cash generated from financing activities is the result of the issuance of $4.7 million term debt and net proceeds of $2.2 million from the exercise of options to purchase Company Common Stock.

In the remaining two quarters of fiscal 2002, the Company expects to spend between $4 million and $6 million on capital expenditures primarily to open the remaining 17 new stores to be opened in fiscal 2002 and to renovate several stores. The capital expenditures will be financed through cash from operations and borrowings under the Credit Agreement. The estimated capital expenditures are net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. These amounts are typically paid by the landlords after the completion of construction by the Company. The Company anticipates receiving over $5.0 million of landlord contributions related to the stores opened this year, of which approximately $210,000 has been collected through August 3, 2002. Accounts receivable on the accompanying condensed consolidated balance sheet at August 3, 2002 includes $1.4 million of reimbursement due from landlords which is expected to be collected during the third quarter. The reimbursements are accounted for as reductions of property, plant and equipment.

The Company believes that its current liquidity and its availability under the Credit Agreement will be adequate to support its working capital and capital expenditure needs.

The Company’s plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, mix of goods sold, pricing, availability of lease sites for new stores, the ability to source product from the Company’s global supplier base and other competitive factors. Many of the risks are described in the Company’s reports filed with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, which should be carefully reviewed before making any investment decision.

Critical Accounting Policies—The Company believes the following critical accounting policy affects management’s significant judgments and estimates used in the preparation of the condensed consolidated financial statements. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements in the Company’s February 2, 2002 Annual Report on Form 10-K.

Inventory.    The Company records inventory at the lower of first-in, first-out, cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 16, 2002, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations, and does not make foreign currency purchases. The Company pays interest on borrowings under its Credit Agreement at a variable rate based on the prime rate or a spread over the LIBOR.

Item 4.    Controls and Procedures

No significant deficiencies or material weaknesses in the Company’s internal controls were identified during the quarterly period ended August 3, 2002 or subsequent to such quarter through the date of this Form 10-Q and there have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls during such quarter or subsequent period.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:

a)  The 2002 annual meeting of shareholders of the Company was held on June 25, 2002.

b)  David A. Preiser and Robert N. Wildrick were elected as directors at the meeting. Andrew A. Giordano and
 Gary S. Gladstein continued in their respective terms of office as directors.

c)  The matters voted upon at the meeting and the votes were as follows:

	For	Withheld
1. Election of Directors
David A. Preiser	4,766,259	867,250
Robert N. Wildrick	4,906,476	727,033

2. Ratification of the adoption of the Jos. A. Bank Clothiers, Inc. 2002 Long Term Incentive Plan.

For	Against	Abstain	Not Voted
1,894,701	1,375,185	432,875	1,930,748

3. Ratification of the selection of KPMG, LLP as the Company’s new independent public accountants for the fiscal year ending February 1, 2003.

For	Against	Abstain
5,578,038	12,650	42,821

Item 6.     Exhibits and reports on form 8-K

A)  Exhibits

3.1	Restated Certificate of Incorporation.*

3.2	By-laws.*

99-1:	Certification by Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2:	Certification by Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

B)  Reports on Form 8-K

On May 8, 2002 the Company filed a report on Form 8-K reporting under Item 4 the termination of Arthur Andersen LLP and the engagement of KPMG LLP to serve as the Company’s independent public accountants and filing as an exhibit under Item 7 a letter, dated May 1, 2002, from Arthur Andersen LLP to the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE

Dated:    September 16, 2002
JOS. A. BANK CLOTHIERS, INC.
(Registrant)
/s/ DAVID E. ULLMAN
David E. Ullman Executive Vice President, Chief Financial Officer

CERTIFICATIONS

I, Robert N. Wildrick, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Jos. A. Bank Clothiers, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 16, 2002

/s/ ROBERT N. WILDRICK
Robert N. Wildrick Chief Executive Officer

I, David E. Ullman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Jos. A. Bank Clothiers, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 16, 2002

/s/ DAVID E. ULLMAN
David E. Ullman Chief Financial Officer