Form 10-Q
period 2002-11-02
BANK JOS A CLOTHIERS INC /DE/
filed 2002-12-16
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 2, 2002

or

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

Yes   ☒   No   ☐

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 10, 2002
Common Stock, $.01 par value per share	6,198,848

Jos. A. Bank Clothiers, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002
Net sales	$50,243	$57,866	$143,755	$165,494

Costs and expenses:
Cost of goods sold	23,187	25,391	70,401	76,219
General and administrative	5,800	6,583	14,700	17,872
Sales and marketing	18,564	22,187	53,760	62,516
Store opening costs	168	201	364	401
One-time charge	—	—	210	—

	47,719	54,362	139,435	157,008

Operating income	2,524	3,504	4,320	8,486
Interest expense, net	435	290	966	835

Income before provision for income taxes	2,089	3,214	3,354	7,651
Provision for income taxes	773	1,350	1,241	3,114

Net income	$1,316	$1,864	$2,113	$4,537

Earnings per share:
Net income:
Basic	$0.22	$0.30	$0.35	$0.74
Diluted	$0.21	$0.26	$0.34	$0.65
Weighted average shares outstanding:
Basic	5,956	6,188	5,956	6,134
Diluted	6,172	7,122	6,184	7,007

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

	February 2, 2002	November 2, 2002
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$827	$906
Accounts receivable	2,364	4,871
Inventories:
Raw materials	5,018	4,791
Finished goods	59,624	72,375

Total inventories	64,642	77,166

Prepaid expenses and other current assets	7,126	7,732

Total current assets	74,959	90,675

Property, plant and equipment, at cost	64,559	71,539
Accumulated depreciation and amortization	(32,018)	(36,077)

Net property, plant and equipment	32,541	35,462
Other assets	957	955

Total assets	$108,457	$127,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,528	$27,012
Accrued expenses	19,930	20,556
Current portion of long-term debt	744	1,204

Total current liabilities	37,202	48,772
Noncurrent Liabilities:
Long-term debt	15,894	16,044
Accrued rent	3,109	3,034

Total liabilities	56,205	67,850

Shareholders’ equity:
Common stock	71	73
Additional paid-in capital	56,558	59,009
Retained earnings	681	5,218

	57,310	64,300
Less treasury stock	(5,058)	(5,058)

Total shareholders’ equity	52,252	59,242

Total liabilities and shareholders’ equity	$108,457	$127,092

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	November 3, 2001	November 2, 2002
Cash flows from operating activities:
Net income	$2,113	$4,537
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,466	4,144
Loss on disposition of assets	140	—
Net increase in operating working capital	(25,428)	(4,600)

Net cash (used in) provided by operating activities	(19,709)	4,081

Cash flows from investing activities:
Additions to property, plant and equipment	(9,425)	(7,065)

Net cash used in investing activities	(9,425)	(7,065)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	59,341	37,204
Repayment under long-term Credit Agreement	(37,846)	(40,569)
Borrowing of other long-term debt	5,500	4,675
Repayment of other long-term debt	(474)	(700)
Net proceeds from issuance of common stock through exercise of options	5	2,453

Net cash provided by financing activities	26,526	3,063

Net (decrease) increase in cash and cash equivalents	(2,608)	79
Cash and cash equivalents—beginning of period	3,126	827

Cash and cash equivalents—end of period	$518	$906

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

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

Reclassifications—Certain reclassifications have been made to the November 3, 2001 financial statements in order to conform with the November 2, 2002 presentation.

3.	WORKING CAPITAL

The net change in operating working capital is composed of the following (in thousands):

	Nine Months Ended
	November 3, 2001	November 2, 2002
Increase in accounts receivable	$(1,509)	$(2,507)
Increase in inventories	(25,228)	(12,524)
Increase in prepaids and other assets	(2,522)	(604)
Increase in accounts payable	4,889	10,484
(Decrease) increase in accrued expenses and other liabilities	(1,058)	551

Net increase in operating working capital	$(25,428)	$(4,600)

4.	EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128 requires presentation of basic earnings per share and diluted earnings per share. The weighted average shares used to calculate basic and diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002
Weighted average shares outstanding for basic EPS	5,956	6,188	5,956	6,134
Diluted EPS:
Dilutive effect of common stock equivalents	216	934	228	873

Weighted average shares outstanding for diluted EPS	6,172	7,122	6,184	7,007

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

The accounting policies of the segments are the same as those described in the Company’s February 2, 2002 Annual Report on Form 10-K. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to catalog/internet), interest and income taxes. The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In full line stores the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them. The catalog/internet direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and places an order via telephone, mail, fax or on-line. The merchandise is then shipped to the customer. The detail segment data is presented in the following table:

Quarter ended November 2, 2002	Full line Stores	Catalog/Internet Direct Marketing	Other		Total
(in thousands)
Net sales	$49,397	$6,052	$2,417	(a)	$57,866
Depreciation and amortization	1,065	15	390		1,470
Operating income (loss)(b)	9,441	1,486	(7,423)		3,504
Identifiable assets(c)	81,781	13,646	31,665		127,092
Capital Expenditures(d)	2,111	3	278		2,392

Quarter ended November 3, 2001	Full line Stores	Catalog/Internet Direct Marketing	Other		Total
(in thousands)
Net sales	$42,819	$5,294	$2,130	(a)	$50,243
Depreciation and amortization	899	16	335		1,250
Operating income (loss)(b)	7,807	1,123	(6,406)		2,524
Identifiable assets(c)	76,369	16,350	28,705		121,424
Capital expenditures(d)	2,803	—	777		3,580

Nine Months ended November 2, 2002	Full line Stores	Catalog/Internet Direct Marketing	Other		Total
(in thousands)
Net sales	$139,892	$18,957	$6,645	(a)	$165,494
Depreciation and amortization	2,999	46	1,099		4,144
Operating income (loss)(b)	24,066	4,666	(20,246)		8,486
Identifiable assets(c)	81,781	13,646	31,665		127,092
Capital expenditures(d)	4,597	11	2,457		7,065

Nine Months ended November 3, 2001	Full line Stores	Catalog/Internet Direct Marketing	Other		Total
(in thousands)
Net sales	$123,233	$15,247	$5,275	(a)	$143,755
Depreciation and amortization	2,511	46	909		3,466
Operating income (loss)(b)	18,929	1,621	(16,230)		4,320
Identifiable assets(c)	76,369	16,350	28,705		121,424
Capital expenditures(d)	5,903	400	3,122		9,425

(a)
Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments include factory/outlet stores, franchise stores and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

(b)
Operating income in the “Full Line Stores and Catalog/Internet” segment represents profit before allocations of overhead from “management company” and the distribution center, interest and income taxes.

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

The Company issued two long term notes during the second quarter of 2002. The first note of $1,575,000 is secured by the Company’s aircraft. It has a floating interest rate (4.2% as of November 2, 2002) tied to the London interbank offer rate. The floating interest rate can be converted to a fixed rate in the first 24 months of the term. The note has a five year term with equal monthly payments of approximately $20,000 and a final balloon payment of approximately $630,000 due at the end of the term. The Company also issued a $3,100,000 note secured by new equipment and construction in the Company’s distribution center. It has a floating interest rate (4.6% as of November 2, 2002) tied to 30 day commercial paper. The floating interest rate can be converted to a fixed rate in the first 24 months of the term. The note has a seven-year term with equal monthly payments of approximately $43,000. Both notes are cross defaulted with other indebtedness including the Credit Agreement.

7.	EXERCISE OF OPTIONS

In the nine month period ended November 2, 2002, options for the purchase of 273,495 shares of Company Common Stock were exercised resulting in net cash proceeds of $2,453,000 to the Company. The options that were exercised had exercise prices ranging from $1.88 to $9.17. The transactions increased shareholders’ equity in the accompanying condensed consolidated balance sheet.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002.

Overview—For the third quarter of the Company’s fiscal year ending February 1, 2003 (“fiscal 2002”), the Company’s net income increased 42% compared with the third quarter of the Company’s fiscal year ended February 2, 2002 (“fiscal 2001”). The Company earned $.26 per diluted share in the third quarter of fiscal 2002 compared with $.21 per diluted share in the third quarter of fiscal 2001. As such, earnings per share increased 24% compared with the prior year.

The Company generated increased profits in both the full line stores and catalog/internet segments in the third quarter driven by a 15.2% increase in sales over the third quarter of fiscal 2001 and higher gross profit margins. Gross profit margin increased 220 basis points in the third quarter of fiscal 2002 as compared with the third quarter of 2001 as the Company continued to improve its sourcing of merchandise and management of markdowns.

The Company has opened 25 new stores in fiscal 2002, mostly in existing markets. Two of the new stores opened in the first quarter, six opened in the second quarter, 16 opened in the third quarter and the twenty-fifth store opened in November. The Company expects to open approximately 50 stores next year.

Inventories at the end of the third quarter of fiscal 2002 were approximately $77.2 million, or $1.5 million (2%) higher than the same time last year. The increase relates almost entirely to stocking the 27 new stores that were opened since the end of the third quarter of fiscal 2001. Inventories in comparable stores decreased approximately 12% at the end of the third quarter of fiscal 2002 compared with the same time last year as sales were better than expected in the first half of fiscal 2002 and the Company opened more stores than originally planned. The Company expects to increase inventories approximately 10% to 15% over last year’s amounts in the fourth quarter of fiscal 2002 to support new stores and anticipated sales growth.

The Company has a $60 million bank line of credit (the “Credit Agreement”) that extends until April 30, 2005. As of November 2, 2002, there was $43.1 million of availability and $6.5 million of borrowings under the Credit Agreement. The Company had $16.3 million of total debt (excluding cash) outstanding as of the end of the third quarter compared with $32.9 million at the same time last year. As such, total debt (excluding cash) decreased $16.6 million since the end of the third quarter of 2001 despite opening 27 new stores during the last 12 months.

Results of Operations—The following table is derived from the Company’s condensed consolidated statements of operations and sets forth, for the periods indicated, the items included in the condensed consolidated statements of operations, expressed as a percentage of net sales.

	Percentage of Net Sales Three Months Ended		Percentage of Net Sales Nine Months Ended
	November 3,	November 2,	November 3,	November 2,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.1	43.9	49.0	46.1

Gross profit	53.9	56.1	51.0	53.9
General and administrative expenses	11.5	11.4	10.2	10.8
Sales and marketing expenses	37.0	38.3	37.4	37.8
Store opening costs	.4	.3	.3	.2
One-time charge	—	—	.1	—

Operating income	5.0	6.1	3.0	5.1
Interest expense, net	.8	.5	.7	.5

Income before income taxes	4.2	5.6	2.3	4.6
Provision for income taxes	1.6	2.3	.8	1.9

Net income	2.6%	3.2%	1.5%	2.7%

Net Sales—Net sales for the third quarter of fiscal 2002 increased 15.2%, to $57.9 million, compared with $50.2 million in the third quarter of fiscal 2001. Comparable store sales increased 7.0% in the third quarter of fiscal 2002 as compared with the third quarter of fiscal 2001. Total sales for the first nine months of fiscal 2002 increased 15.1%, to $165.5 million, compared with $143.8 million in the first nine months of fiscal 2001. Comparable store sales increased 5.6% in the first nine months of fiscal 2002 as compared with the first nine months of fiscal 2001. The increase in total sales was driven by increases in sales of suits, shirts, ties and sportswear throughout the first nine months of the year, and increases in sales of suits, shirts and ties in the third quarter. For the first nine months of fiscal 2002 and fiscal 2001, suits represented approximately 30% of total sales as the suit business has begun to stabilize. Sales also increased as a result of the opening of new stores as follows: (in thousands except the number of stores)

	Three Months Ended				Nine Months Ended
	November 3, 2001		November 2, 2002		November 3, 2001		November 2, 2002
	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet	Stores	Square Feet
Stores open at the end of the period	125	684	143	773	116	642	135	735
Opened	8	38	16	69	18	85	24	107
Closed	(1)	(4)	—	—	(2)	(9)	—	—

Stores open at the end of the period	132	718	159	842	132	718	159	842

Comparable store sales discussed earlier include merchandise sales generated in full line and factory stores, excluding stores that had new stores opened in their immediate market area (within zero to ten miles) in the past 12 months. New stores are added to the comparable store base at the beginning of the second fiscal year after they open. As such, a new store may be excluded from comparable store sales for up to the first 23 months of operation. Franchise stores are not included in comparable store sales.

Gross Profit—Gross profit (net sales less cost of goods sold) as a percent of sales increased 220 basis points to 56.1% in the third quarter and 290 basis points to 53.9% in the nine months ended November 2, 2002. The increases relate primarily to a combination of lower merchandise cost and better management of markdowns. The Company expects gross profit as a percent of sales to increase at least 100 basis points in the fourth quarter of 2002 over the comparable amount in the fourth quarter of 2001.

General and Administrative Expenses—General and administrative expenses increased $.8 million to $6.6 million in the third quarter of fiscal 2002 and $3.2 million to $17.9 million in the nine months ended November 2, 2002 compared with the same periods last year. The increases in the third quarter and nine month period ended November 2, 2002 relate primarily to increases of $.5 million and $2.0 million, respectively, for payroll and overhead costs to build the infrastructure to support increased direct inventory sourcing and accelerated new store openings. For the third quarter and nine month period, incentive compensation expense was $.2 million and $1.1 million higher than in the same periods last year.

General and administrative expenses consists primarily of senior management, corporate support staff including store site selection and construction, regional store management, inventory selection and sourcing personnel, other corporate overhead and distribution center operations.

Sales and Marketing Expenses—Sales and marketing expenses increased $3.6 million to $22.2 million in the third quarter of fiscal 2002 as compared with the third quarter of fiscal 2001 and increased $8.8 million to $62.5 million in the first nine months of fiscal 2002 as compared with the first nine months of fiscal 2001. The increased sales and marketing expenses primarily represent occupancy, payroll and other store variable costs for the 27 new stores opened since the end of the third quarter of fiscal 2001, as well as increases of $1.0 million and $2.4 million for marketing for all stores during the quarter and nine months, respectively. Sales and marketing expenses consist primarily of store occupancy, store payroll, other variable store costs and all advertising costs (including catalog marketing). The Company expects sales and marketing expenses to increase in the fourth quarter of 2002 compared with the same period in the prior year as it has opened 25 new stores in 2002.

Store Opening Costs—Store opening costs increased slightly during the third quarter and nine months of fiscal 2002 as the Company opened more new stores than in the prior year. The average store opening expense per store has declined since last year as the Company has spent lower amounts on advertising for the opening of new stores.

Interest Expense—Interest expense decreased $.1 million in the third quarter of fiscal 2002 compared with the same quarter of the prior year due primarily to a $12.4 million lower average outstanding debt balance in the current quarter. Interest expense decreased $.1 million for the nine month period ended November 2, 2002 compared with the same period last year as the average outstanding debt balance decreased $3.7 million and the average interest rate decreased.

One-Time Charge—The one-time charge in fiscal 2001 primarily represents professional fees incurred in the first quarter of fiscal 2001 in connection with a strategic action considered by the Board of Directors.

Income Taxes—The effective income tax rate for the first nine months of 2002 increased to 40.7% as compared with 37.0% for the same period last year as a result of higher estimated state taxes, higher estimated non-deductible compensation under Section 162 of the Internal Revenue Code and higher marginal federal income tax rates as income extends into higher tax brackets.

Liquidity and Capital Resources—The Company maintains a $60 million Credit Agreement which extends until April 30, 2005. At November 2, 2002, the Company had $6.5 million of outstanding borrowings and $43.1 million of availability under its Credit Agreement compared with borrowings of $23.7 million and availability of $21.3 million at the end of the third quarter last year. The Credit Agreement includes financial covenants which are in effect only if the Company’s availability in excess of outstanding borrowings is less than $5 million. The Company also has $10.7 million of term debt (the “Term Debt”) due to be repaid over the next 11 years.

The Company issued two long term notes during the second quarter of 2002. The first note of $1,575,000 is secured by the Company’s aircraft. It has a floating interest rate (4.2% as of November 2, 2002) tied to the London interbank offer rate. The floating interest rate can be converted to a fixed rate in the first 24 months of the term. The note has a five year term with equal monthly payments of approximately $20,000 and a final balloon payment of approximately $630,000 due at the end of the term. The Company also issued a $3,100,000 note secured by new equipment and construction in the Company’s distribution center. It has a floating interest rate (4.6% as of November 2, 2002) tied to 30 day commercial paper. The floating interest rate can be converted to a fixed rate in the first 24 months of the term. The note has a seven-year term with equal monthly payments of approximately $43,000. Both notes are cross defaulted with other indebtedness including the Credit Agreement.

The Company had $16.3 million of total debt (excluding cash) outstanding as of the end of the quarter compared with $32.9 million at the same time last year. As such, total debt decreased $16.6 million since the end of the third quarter of 2001 despite opening 27 new stores during the last 12 months.

The following table summarizes the Company’s sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended
	November 3, 2001	November 2, 2002
Cash provided by (used in):
Operating activities	$(19,709)	$4,081
Investing activities	(9,425)	(7,065)
Financing activities	26,526	3,063

Net (decrease) increase in cash and cash equivalents	$(2,608)	$79

Cash provided by operating activities during the first nine months of fiscal 2002 was primarily the result of net income plus depreciation ($8.7 million) and higher accounts payable balances ($10.5 million) partially offset by higher inventory ($12.5 million) and accounts receivable balances ($2.5 million). As noted earlier, the Company expects to increase inventories approximately 10% to 15% over last year’s amounts in the fourth quarter of 2002, which will use cash. Cash used in investing activities in 2002 primarily relates to opening new stores and the purchase of a corporate aircraft. Cash used in financing activities is primarily the result of repayments under the Credit Agreement while cash generated from financing activities is the result incurring $4.7 million of term debt and net proceeds of $2.5 million from the exercise of options to purchase Company Common Stock.

For fiscal 2002, the Company expects to spend approximately $10 million on capital expenditures primarily to open the 25 new stores opened in 2002, to renovate several stores and the purchase of the corporate aircraft.

The estimated capital expenditures are net of $5.4 million of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. Of the $5.4 million of landlord contributions, $.6 million have been received through November 2, 2002. The balance is expected to be received within the next six months. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors.

For fiscal 2003, the Company expects to spend $15 million to $18 million, net of landlord contributions, on capital expenditures primarily to open approximately 50 stores, expand the capacity of the distribution center and to renovate several stores.

The Company believes that its current liquidity and its availability under the Credit Agreement and long term debt will be adequate to support its current working capital and capital expenditure needs.

The Company’s plans and beliefs concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors that can adversely affect the Company’s operating results, liquidity and financial condition such as risks associated with economic, weather and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, mix of goods sold, pricing, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from the Company’s global supplier base and other competitive factors. Many of the risks are described in the Company’s reports filed with the Securities and Exchange Commission including the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002, which should be carefully reviewed before making any investment decision.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company did not use derivative financial instruments or derivative commodity instruments at any time during fiscal 2002. The Company does not believe it is materially at risk for foreign currency fluctuations, as all or substantially all of the Company’s transactions are in U.S. dollars. The company pays interest on most of its long-term debt at variable rates based on independent benchmarks (e.g., prime and LIBOR). The Company does not believe it is materially at risk for interest rate fluctuations due to the level of outstanding long-term debt.

Item 4.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14 as of December 16, 2002 (the “Evaluation Date”) and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others with those entities.

No significant deficiencies or material weaknesses in the Company’s internal controls were identified during the quarterly period ended November 2, 2002 or subsequent to such quarter through the date of this Form 10-Q and there have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls during such quarter or subsequent period.

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the period covered by this report.

Item 6. Exhibits and reports on Form 8-K

A)	Exhibits

2.1 Restated Certificate of Incorporation.*

2.2 By-laws.*

99-1: Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to          Section 906 of the Sarbanes-Oxley Act of 2002.

99-2: Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to          Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

B)	Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2002	Jos. A. Bank Clothiers, Inc. (Registrant)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Robert N. Wildrick
Robert N. Wildrick Chief Executive Officer

CERTIFICATIONS

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ David E. Ullman
David E. Ullman Chief Financial Officer