Form 10-K
period 2003-02-01
BANK JOS A CLOTHIERS INC /DE/
filed 2003-05-02
CIK 920033

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended February 1, 2003 (“Fiscal 2002”).

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from to .

[Commission file number 0-23874]

JOS. A. BANK CLOTHIERS, INC.

(Exact name of registrant as specified in its character)

Delaware	36-3189198
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD	21074
(Address of principal executive offices)	(zip code)

(410) 239-2700

(Registrant’s telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Act: Common Stock (the “Common Stock”) par value $.01 per share; and Rights to purchase units of Series A Preferred Stock

        Securities registered pursuant to Section 12(b) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes    ☒        No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III for this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

        Yes    ☒        No    ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System at August 2, 2002 was approximately $74,470,919. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.

        The number of shares of Common Stock, par value $0.01 per share, outstanding on April 17, 2003 was 6,202,123.

DOCUMENTS INCORPORATED BY REFERENCE:

        The Company will disclose the information required under Part III (items 10-13) and Part II, Item 5(d) either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2003 (the first business day following 120 days from the close of its fiscal year ended February 1, 2003) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2003 (the first business day following 120 days from the close of the Company’s fiscal year ended February 1, 2003).

        Index to the exhibits appears on Pages 22 through 24.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition such as risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. Such risk factors are more fully described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company cautions that the foregoing list of important factors is not exclusive.

PART I

Item 1.    BUSINESS

General

Jos. A. Bank Clothiers, Inc., a Delaware corporation (the “Company” or “Jos. A. Bank”), is a retailer and direct marketer (through stores, catalog and internet) of men’s tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 174 retail stores (including seven outlet stores and ten franchise stores) located throughout 33 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and internet (www.josbank.com) operations.

The Company’s products are targeted at the male career professional, and its marketing emphasizes the Jos. A. Bank line of very high quality tailored and casual clothing and accessories; which is typically offered at price points below those of its principal competitors for items of comparable quality. The Company believes that it is able to achieve this pricing advantage primarily by its design capability and its sourcing leverage. The Company sources all of its products through third party vendors, suppliers and/or agents.

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. Information presented for the fiscal years ended February 3, 2001, February 2, 2002, and February 1, 2003 are hereinafter referred to as fiscal 2000, fiscal 2001, and fiscal 2002, respectively.

Strategy

The Company, established in 1905, has reinvented itself in the past three years by:

•	developing its multi-channel retailing concept by opening more stores and expanding the catalog and internet operation,

•	expanding its product assortment and

•	increasing its product design capabilities while eliminating the middleman in the sourcing of its products.

The Company’s strategy has been to further enhance its competitive position by capitalizing on the strength of the Jos. A. Bank name and reputation by offering its customers multiple convenient channels to purchase its broad product assortment, providing outstanding customer service and emphasizing high levels of inventory fulfillment for its customers.

The Brand.    The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has three levels of luxury and one unwavering level of quality. The three levels of luxury range from its opening price point Jos. A. Bank Executive Collection to the more luxurious Signature Collection to the exclusive Signature Gold Collection. Examples of the levels of luxury include the quality of wool used in suits, sportcoats and slacks, ranging from Super 100’s fine wool to the rare 150’s wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited edition collectors’ items.

The Company emphasizes customer service in all aspects of the business. Sales associates focus on developing close business relations with their customers to help serve all of the customer’s clothing needs. Inventory availability is a key focus to ensure customers are able to purchase merchandise when requested, whether in the stores or through the catalog or internet. A tailor is staffed in each store to ensure prompt, high quality alteration service for customers.

Multi-Channel Retailing.    The Company’s strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the internet or catalog. The Company believes the synergy between its stores, its internet site and its catalog offers an important convenience to its customers and a competitive advantage to the Company. The Company believes it has significant opportunity to leverage the three channels of selling by promoting each channel together to create awareness of the brand. For example, the internet site provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and internet traffic.

As a customer convenience, the Company’s systems enable customers to purchase all products that are offered in the catalog and internet while in a store. Conversely, customers may have catalog purchases shipped to a store for alteration and pickup and can return or exchange catalog and internet purchases at a store.

The Company has also experienced a positive shift in its customer age demographic in the past two years, as the store customers in the 26-55 targeted age group increased to 74% of its customers in fiscal 2002 from 64% in fiscal 2000. One of the major shifts was reflected in the 26-35 age group which shifted to 16% of customers in fiscal 2002 from 12% in fiscal 2000.

Store Growth.    The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and by entering new markets. The Company opened 10 new stores in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001 and 25 new stores in fiscal 2002 as part of its plan to increase the chain to approximately 500 stores by 2007. The Company intends to open new stores in existing markets which should allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure, as well as in new markets such as California, Nevada, West Virginia, Oregon and Washington. The Company opened its first stores in California, Nevada and West Virginia in the first quarter of 2003.

Product Design and Sourcing.    The Company has increased its design capabilities in the past three and one-half years, whereby it designs substantially all of its products. The designs are provided to a world-wide vendor base to manufacture. In certain cases, the Company has eliminated the middlemen (e.g. agents, importers, brokers) in its sourcing process and contracts directly with manufacturers. The Company’s product design and sourcing strategies have resulted in reduced product costs which have enabled the Company to design additional quality into its products, increase gross profit margins and fund the development of the infrastructure needed to grow the chain.

Segments

The Company has two reportable segments: Stores and Direct Marketing. The Company has included information with regard to these segments for each of its last three fiscal years under Note 11 of its Consolidated Financial Statements.

Stores.    The Company’s store segment includes all Company owned stores except factory stores. The Company has targeted specialty retail centers with certain co-tenancy for new store locations and has developed and implemented a new store prototype for all stores opened in fiscal 2001 and beyond.

The Company expects to open approximately 50 stores in 2003 and accelerate the pace of store openings in subsequent years, including plans to open between 50 to 75 stores in fiscal 2004 and 75 to 100 stores each year thereafter as the Company increases the chain to approximately 500 stores. The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attracts customers meeting the Company’s demographics. The specialty centers include malls, outdoor lifestyle centers and downtown financial districts. As of February 1, 2003, the store mix of the 143 full-line company-owned stores (excluding factory and franchise stores) consisted of 40 malls, 24 outdoor lifestyle centers, 13 downtown financial district and 66 strip centers or freestanding stores. Of the 25 stores opened in fiscal 2002, 20 were in specialty centers.

The Company’s new store prototype was designed in the second half of fiscal 2000 and was introduced in March 2001 at its first new store of fiscal 2001 in Charlottesville, VA. The design emphasizes an open shopping experience that coordinates its successful corporate casual and sportswear with its other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. In the stores that have been opened in the last five years, approximately 80% of a store’s space is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The Company expects that future stores will vary in size from approximately 4,000 to 5,500 square feet depending on the market. The full-line stores averaged approximately 5,700 square feet at the end of fiscal 2002. The stores opened in fiscal 2001 and fiscal 2002 averaged 4,900 square feet and 4,400 square feet, respectively.

The cost to open a new store varies based on store size and landlord contributions. In fiscal 2002, the average net cost to build a new store was approximately $200,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The average net cost is net of an average landlord contribution of approximately $215,000 per store. New stores also require an inventory investment of approximately $350,000 to offer a full range of products.

Substantially all stores have a tailor shop which provides a range of tailoring services as a convenience to its customers. The stores are designed to utilize Company-owned regional overflow tailor shops which allow the use of smaller tailor shops within each store. Operating the regional tailor shops has allowed the Company to reduce the number of tailors in the stores by sending all overflow work to regional tailor shops. These overflow shops experience higher productivity as the tailors focus solely on alterations, whereas store tailors assist customers during the course of the day. In addition, the store managers and certain additional staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work.

The Company has ten franchise locations. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of its net sales. Franchisees are required to maintain and protect the Company’s reputation for high quality, classic clothing and customer service. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above cost.

The Company has seven outlet stores which are used to liquidate excess merchandise and offer certain first quality products at a reduced price. Because of the classic character of the Company’s merchandise and aggressive store clearance promotions, historically, the Company has been able to sell substantially all of its products through its stores and has not been required to sell any significant amounts to third party liquidators.

At April 17, 2003, the Company operated 174 retail stores, (including seven outlet stores and ten franchise stores) in 33 states and the District of Columbia. The following table sets forth the stores that were open at such date.

JOS. A. BANK STORES

State	Total # Of Stores	State	Total # Of Stores
Alabama	3 (a)	Missouri	2
California	2	Nevada	1
Colorado	4	New Jersey	12
Connecticut	5	New York	10
Delaware	1	North Carolina	8 (a)
Florida	8	Ohio	8
Georgia	9 (a)(b)	Oklahoma	2
Illinois	10 (a)	Pennsylvania	11 (b)
Indiana	1	Rhode Island	1
Kansas	2	South Carolina	2
Kentucky	2	Tennessee	6 (a)
Louisiana	3 (a)	Texas	15
Maryland	10 (b)	Virginia	14 (b)
Massachusetts	3	Washington, D.C.	2
Michigan	8	West Virginia	1
Minnesota	2	Wisconsin	3
Mississippi	1 (a)	Utah	2

		Total	174

(a)  Indicates one or more franchise stores

(b)  Indicates one or more outlet stores

Direct Marketing.    The Company’s direct marketing segment, consisting of its catalog and internet channels, is a key part of the Company’s multi-channel concept. The direct marketing segment accounted for approximately 12% of sales in fiscal 2002, with a sales increase of 23% in fiscal 2002. The Company’s catalogs offer potential and existing customers convenience in ordering the Company’s merchandise. In fiscal 2002 and fiscal 2001, the Company distributed approximately 8.0 and 7.0 million catalogs, respectively.

The catalog mailings and internet site offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are important tools in communicating our high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers increasingly are becoming more comfortable purchasing traditional business attire through the catalog and internet, as suits represented approximately 19% of net sales in the direct marketing segment in fiscal 2002.

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

The Company has experienced strong growth in its internet sales in each of the past three years. The Company has established over 1,100 affiliate arrangements. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliate. In November 2002, the Company created an affiliate arrangement with Amazon.com. In fiscal 2003, the Company expects to continue pursuing affiliate arrangements.

The Company invested approximately $1 million in fiscal 2000 to implement a new internet site that has many customer-friendly features such as increased speed, real-time inventory status, order confirmation and product search capabilities, among others. The new site also enables the Company to be more responsive to trends to increase sales. The new site went “live” in August 2000 and replaced a site that had been hosted by a third party.

To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system, while internet orders are placed by the customer and are linked to the same system. After an order is placed, it automatically updates all files, including the Company’s customer mailing list, and permits the Company to measure the response to individual catalog mailings and internet email promotions. Sales and inventory information is available to the Company’s buyers the next day. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company’s order entry and fulfillment systems permit the shipment of most orders the day after the order is placed. Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as United Parcel Service priority.

Merchandising

The Company believes it fills a niche of providing classic, professional men’s clothing with impeccable quality at a reasonable price. The Company’s merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear for weekends and golf apparel, all sold under the Jos. A. Bank label. Its product offering includes tuxedos, suits, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear. The Company also sells branded shoes from Cole Haan, Johnston & Murphy and Allen-Edmonds, which are the only products not using the JoS. A. Bank brand.

The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in fit and quality of the product. The merchandise assortment has three levels of luxury and one unwavering level of quality. The three levels of luxury range from its opening price point Jos. A. Bank Executive Collection to the more luxurious Signature Collection to the exclusive Signature Gold Collection. Examples of the differences in the levels of luxury include the quality of wool used in suits, sport coats and slacks, ranging from Super 100’s fine wool to the rare 150’s wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited edition collectors’ items.

The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customer. Suits have accounted for 27% of the Company’s net sales in each of the past two fiscal years and serve as the foundation to the Company’s extensive offering of other products. As the corporate work environment trended to casual wear in the recent years, the Company’s product offering was modified to meet the needs of the Jos. A. Bank customer. Conversely, the Company was able to serve a shift in customer demand in fiscal 2002 as men began to dress up more in the workplace as suits, shirts and ties recorded the highest product sales increases.

The Company has many unique products to serve its customers’ needs. It has the TRIO collection as one of the Company’s solutions to the corporate casual trend. The TRIO consists of a tailored jacket with two pants, one matching the jacket and one in a coordinating pattern. Therefore, the outfit can be worn as a suit or in a casual setting. The Company also offers its customers its Separates line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including Super 100’s wool and natural stretch wool. The Separates line allows a customer to buy a suit with minimal alteration that will fit their unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage. The TRIO and Separate lines accounted for 47% of suit sales in fiscal 2002.

The Company also has a very successful line of wrinkle resistant all cotton dress shirts that are made using a patented process that is owned by the vendor. The Company believes it has one of the most extensive selections of sportcoats and dress pants in the industry. The Company developed its Vacation-in-Paradise (“VIP”) line of casual vacation wear in 2002. Its David Leadbetter Golf Apparel offers categories such as sportshirts, sweaters and casual trousers and is one of the unique products in the sportswear category.

Design and Purchasing

The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company’s merchandise buying and planning staffs working in conjunction with finished goods suppliers and third party contract manufacturers around the world. The process of creating a new garment begins up to nine months before the product’s expected in-stock date. Substantially all products are made to the Company’s rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandise management staff oversees the development of each product in terms of style, color and fabrication. The Company’s planning staff is responsible for providing each channel of business with the correct amount of products at all times. Because the Company’s designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers.

The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by designing its tailored products, selecting and, in certain cases, purchasing piece goods and then having merchandise manufactured to its own specifications by third party contract manufacturers, either domestically or abroad. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors. In fiscal 2002, the Company began using one agent to source a portion of its product that comes from certain countries in Asia. All products manufactured for the Company must conform to the Company’s rigorous specifications with respect to standardized sizing and quality.

Approximately 30% of the total product purchases (including piece goods) in fiscal 2002 were sourced from United States suppliers, and approximately 70% were sourced from suppliers in other countries. In fiscal 2002, 14% of the total product purchases were manufactured in Mexico. No other country represented more than 10% of total product purchases in fiscal 2002.

Also as discussed above, the Company uses an agent to source a portion of its products from or near Asia (including China, Turkey, Hong Kong, Singapore and Taiwan). Purchases from this agent represented approximately 8% of the total product purchases in fiscal 2002. The Company also makes other purchases from manufacturers and suppliers in Asia. Three other suppliers each represented over approximately 5% of total product purchases in fiscal 2002.

The total product purchases discussed above include direct purchases of piece goods by the Company that are subsequently sent to manufacturers for cutting and sewing. Total piece goods represented approximately 14% of the total product purchases made by the Company. In fiscal 2002, three vendors accounted for over 65% of the piece goods purchased by the Company.

The Company transacts business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer. The Company ordinarily commits to purchases of inventory six to nine months in advance.

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

Marketing, Advertising and Promotion

Strategy.    The Company has historically used mass media print and radio and direct mail marketing, advertising and promoting activities in support of its store and catalog/internet operations. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, updated classic clothing offered at a value. The Company has a database of over 1.5 million active names of people which are evaluated for mailing and which have previously made a purchase from either the Company’s retail store, internet site or catalog or have requested a catalog or other information from the Company. Of these, approximately 870,000 individuals have made such purchases or information requests in the past 24 months. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to more efficiently use its advertising dollars.

Throughout each season, the Company promotes specific items or categories at specific prices that are below the normal retail price. These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company conducts clearance sales to promote the sale of that season’s merchandise.

Corporate Card.    Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all full-line stores as well as for catalog and internet purchases. Over 17,000 companies nationally, from privately-owned small companies to large public companies, are now participating in the program. Participating companies are able to promote the card as a free benefit to their employees.

Apparel Incentive Program.    Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.

Distribution

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company specifications. The merchandise is then allocated to individual stores or to warehouse stock. As applicable, the merchandise is then packed for delivery and shipped to the stores, principally by common carrier. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store’s size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in the Company stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to catalog/internet customers are also made from the central distribution facility.

To support the new store growth, the Company upgraded its distribution center in fiscal 2001 at a cost of approximately $3.5 million. The system is currently configured to support up to 200 stores. The Company expects to increase the capacity of the system in fiscal 2003 to handle up to 400 stores at a cost of approximately $1.8 million.

Management Information Systems

Many of the Company’s systems have been updated in the last three to four years. In August 1998 the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. The Company expects to again upgrade this key system in the next 12 to 24 months. In 1999 the Company upgraded its catalog system and replaced its point-of-sale (POS) system. The Company invested approximately $1 million in fiscal 2000 to design and implement a new internet site. As a result of these efforts, the Company’s systems are very efficient and capable of supporting future growth. By using these systems, the Company is able to capture greater customer data and has increased its marketing efficiency using such data.

Competition

The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few multi-channel retailers focusing exclusively on mens apparel which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on greater selection of merchandise and superior customer service. The Company competes with, among others, Brooks Brothers, Nordstrom, Men’s Wearhouse and Lands End, as well as local and regional competitors in each store’s market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

Trademarks

The Company is the owner or exclusive licensee in the United States of the marks “Jos. A. Bank”, “The Miracle Collection”, and “Vacation In Paradise”. “Jos. A. Bank” and “The Miracle Collection” are trademarks registered in the United States Patent and Trademark Office. Applications are pending for the federal registration of “Vacation In Paradise”. A federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company’s rights in the Jos. A. Bank trademark are a significant part of the Company’s business. Accordingly, the Company intends to maintain its use of the trademark. The Company is not aware of any claims of infringement or other material challenges to the Company’s right to use its marks in the United States.

In addition, the Company has registered “josbank.com” and various other internet domain names. The Company intends to renew its registration of domain names from time to time for the conduct and protection of its e-commerce business.

Seasonality

The Company’s operations have not been greatly affected by seasonal fluctuations. Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. However, as the Company’s merchandise continues to include more Corporate Casual and Sportswear profits generated during the fourth quarter have become a larger portion of annual profits.

Employees

As of April 17, 2003, the Company had 1,540 employees, consisting of 386 part-time employees and 1,154 full-time employees.

As of April 17, 2003, 139 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement was recently extended to February 28, 2006. The Company believes that union relations are good. During the past 50 years, the Company has had only one work stoppage, which occurred more than 20 years ago. The Company believes that its relations with its non-union employees are also good.

A small number of sales associates are union members under a separate contract which expires April 30, 2003. The Company has informally extended this contract and expects to finalize the agreement no later than June, 2003.

Available Information

The Company’s principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. The Company’s telephone number is (410) 239-2700 and its website address is www.josbank.com. The Company makes its annual reports on
Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on its website free of charge as soon as practicable after they are filed with the Securities and Exchange Commission. In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet Site that contains reports, proxy and information statements. Its web address is www.sec.gov.

Item 2.    DESCRIPTION OF PROPERTY

The Company owns its distribution and corporate office facility located in Hampstead, Maryland, subject to certain financing liens. (See Item 7, Managements’ Discussion and Analysis and “Consolidated Financial Statements—Note 5.”) The Company believes that its existing facility is well maintained and in good operating condition. The table below presents certain information relating to the Company’s corporate property as of April 18, 2002:

Location	Gross Square Feet	Owned/ Leased	Primary Function
Hampstead, Maryland	290,000	Owned	Corporate offices, distribution center, catalog fulfillment and regional tailoring overflow shop

This facility was upgraded in the past two years including the addition of several second level mezzanines, which increased the total floor space to approximately 290,000 square feet. Additions in 2003 will increase the total space to approximately 307,000 square feet.

As of April 17, 2003, the Company had 164 Company-operated stores, including its outlet stores, all of which were leased. The full-line stores average approximately 5,700 square feet as of the end of fiscal 2002, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 1,900 square feet to approximately 18,900 square feet. The leases typically provide for an initial term of 5 or 10 years, with one or more renewal options permitting the Company to extend the term for additional five year periods. The Company generally has been successful in renewing its store leases as they expire. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than in freestanding locations, makes contributions toward the common area operating costs. Certain facility leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in annual fixed rental payments during the lease term and are noncancelable. The Company has the right to cancel certain of its leases prior to the expiration of the initial term if sales in the store are less than a prenegotiated level. These terms allow the Company to continually review its portfolio of stores to ensure that profitable stores are retained and unprofitable stores are closed.

The Company also leases one overflow tailoring facility in Atlanta, Georgia. This facility receives customers’ goods from full line stores which are altered and returned to the store for customer pickup.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the quarter ended February 1, 2003.

PART II

Item 5.    MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.

The Company’s Common Stock is listed on The Nasdaq National Market (“NASDAQ”) under the trading symbol “JOSB”. The following table sets forth, for the periods indicated, the range of high and low closing for the Common Stock, as reported on NASDAQ. The approximate high and low closing prices for the Common Stock tabulated below represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

	Fiscal 2001		Fiscal 2002
	High	Low	High	Low
1st Quarter	$7.25	$5.00	$18.54	$ 6.93
2nd Quarter	8.34	4.55	23.86	12.37
3rd Quarter	7.29	4.46	25.50	12.66
4th Quarter	8.79	6.25	26.49	20.61

1st Quarter (through April 17, 2003)			$28.85	$20.10

On April 17, 2003 the closing sale price of the Common Stock was $28.30.

(b)  Holders of Common Stock

At April 17, 2003, there were 94 holders of record of the Company’s Common Stock.

(c)   Dividend Policy

The Company intends to retain its earnings to finance the development and expansion of its business and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not declared or paid any dividends in the last two fiscal years. In addition, the Company’s Credit Agreement prohibits the Company from paying cash dividends, without prior approval from the lender.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The text and table under “Equity Compensation Plan Information” in the Company’s 2003 Proxy Statement are incorporated herein by reference.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended February 1, 2003 (fiscal 2002) have been derived from the Company’s audited Consolidated Financial Statements. Fiscal 2000 was a 53-week year and all other years consisted of 52 weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years
	1998		1999		2000	2001		2002
	(in thousands, except per share data)
Consolidated Statements of Income Information:
Net sales	$187,163		$193,529		$206,252	$211,029		$243,436
Cost of goods sold	96,281		100,030		104,943	101,676		109,836
Gross profit	90,882		93,499		101,309	109,353		133,600
Operating expenses:
General and administrative	18,806		18,965		20,609	21,290		24,310
Sales and marketing	62,249		67,694		71,264	75,968		89,015
Store opening costs	617		153		363	405		528
Executive payouts and other one-time charges	—		3,102	(c)	—	210	(d)	—
Total operating expenses	81,672		89,914		92,236	97,873		113,853
Operating income	9,210		3,585		9,073	11,480		19,747
Interest expense, net	1,762		1,346		1,034	1,364		1,098
Income from continuing operations before income taxes	7,448		2,239		8,039	10,116		18,649
Provision for income taxes	1,539	(b)	873		3,015	3,595		7,702
Income from continuing operations	5,909		1,366		5,024	6,521		10,947
Loss from discontinued operations, net of tax (a)	(51)		—		—	—		—
Net income	$5,858	(b)	$1,366		$5,024	$6,521		$10,947
Per share information (diluted):
Income from continuing operations	$0.85	(b)	$0.20		$0.80	$1.05		$1.55
Loss from discontinued operations	(0.01)		—		—	—		—
Net income per share	$0.84		$0.20		$0.80	$1.05		$1.55
Weighted average number of shares outstanding (diluted)	6,976		6,892		6,249	6,204		7,058
Balance Sheet Information (As of End of Fiscal Year):
Working capital	$27,062		$26,492		$28,650	$37,757		$41,409
Cash and cash equivalents	748		1,087		3,126	827		8,389
Total assets	82,515		84,751		88,954	108,457		133,993
Total debt	9,177		9,366		6,869	16,638		10,519
Total long-term obligations (including debt)	11,808		11,725		9,893	19,003		13,208
Stockholders’ equity	42,313		43,786		45,708	52,252		65,648
Number of stores	103		108		116	135		160

(a)	Represents loss from disposal of manufacturing operations in fiscal 1998.
(b)	Includes a benefit of $1,365 or $.20 per share related to the reversal of a valuation allowance which had been recorded in 1995 related to tax net operating losses.
(c)	Represents payouts to the Company’s former Chairman/CEO and President, costs to hire and relocate successors and the costs to discontinue an unprofitable business.
(d)	Represents primarily professional fees incurred in the first quarter of fiscal 2001 in conjunction with a strategic action considered by the Board of Directors.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Form 10-K.

Overview

Net income in fiscal 2002 increased 68% to approximately $10.9 million compared with approximately $6.5 million in fiscal 2001. The Company achieved record net income and earnings per share in each of the four quarters in fiscal 2002. The increased earnings were primarily attributable to

•	15.4% increase in net sales with increases in both the stores and direct marketing (catalog and internet) segments;

•	310 basis point increase in gross profit margins; and

•	the opening of 25 new stores.

While investing in the growth of the business in fiscal 2002, the Company was also able to reduce net debt (debt less cash and cash equivalents) by $13.7 million.

Management believes that the chain can grow to approximately 500 stores from the fiscal 2002 year-end base of 160 stores. The Company plans to open approximately 50 stores in fiscal 2003, between 50 to 75 stores in 2004 and between 75 to 100 stores each year thereafter to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company intitated in fiscal 2000. In the past three years, the Company has continued to increase the amount of store openings as the infrastructure and performance has been improved. As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001 and 25 new stores in fiscal 2002. The fiscal 2003 store openings are currently scheduled as follows: 13 to 15 stores in the first quarter (fourteen of which were opened as of April 17, 2003); 6 to 8 stores in the second quarter, 15 to 20 stores in the third quarter and the rest thereafter. Capital expenditures should range between $16 and $18 million in fiscal 2003, primarily to fund the opening of new stores, the renovation of at least four major stores, an expansion in distribution center capacity, and the implementation of various systems initiatives.

The Company amended its Credit Agreement with its bank in January, 2003 extending the term to April 2006 and increasing its available borrowings up to $75 million, if needed and if supported by its borrowing base formula under the Credit Agreement. The amended agreement increased the borrowing capacity from $60 million.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $41.2 million at April 17, 2003 compared with $33.8 million at the same time in fiscal 2002. Total bank debt outstanding under the Credit Agreement, excluding mortgages and long-term notes, was $12.0 million at April 17, 2003 compared with $5.1 million at the same time in fiscal 2002. The increased debt compared with last year relates primarily to funding of inventories to support new store growth and to build the basic inventory levels as part of an always-in-stock program.

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Year
	2000	2001	2002
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	50.9	48.2	45.1

Gross profit	49.1	51.8	54.9
General and administrative expenses	10.0	10.1	10.0
Sales and marketing expenses	34.6	36.0	36.6
Store opening costs	0.2	0.2	0.2
One-time charge	—	0.1	—

Operating income	4.4	5.4	8.1
Interest expense, net	0.5	0.6	0.5

Income before provision for income taxes	3.9	4.8	7.7
Provision for income taxes	1.5	1.7	3.2

Net income	2.4%	3.1%	4.5%

Fiscal 2002 Compared to Fiscal 2001

Net Sales—Net sales increased 15.4% to $243.4 million in fiscal 2002 compared with $211.0 million in fiscal 2001. Total full-line store sales increased 14.1% in fiscal 2002 due primarily to a 5.6% increase in comparable store sales and the opening of new stores as shown below. Direct marketing sales increased 23% due primarily to catalog circulation increasing 1.0 million to 8.0 million in fiscal 2002 from 7.0 million in fiscal 2001, an increase in the internet customer database and internet affiliates. The following table summarizes the number of stores and square feet of leased space for fiscal 2001 and fiscal 2002.

	Fiscal 2001		Fiscal 2002
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the year	116	642	135	735
Stores opened	21	102	25	111
Stores closed	(2)	(9)	—	—

Stores open at the end of the year	135	735	160	846

*	excludes franchise stores

The sales increases were led by the more formal part of the business (suits, dress shirts and ties) as there has been a gradual shift to more formal dress codes in some workplaces.

Comparable store sales discussed earlier include merchandise sales generated in full-line and factory stores, excluding stores that had new stores opened in their immediate market area (within zero to ten miles) in the past 12 months. New stores are added to the comparable store base at the beginning of the second fiscal year after they open. As such, a new store may be excluded from comparable store sales for up to the first 23 months of operation. Franchise stores are not included in comparable store sales. Comparable store sales include catalog purchases made by customers while shopping in stores which are included in the comparable store base.

Gross Profit—Gross profit increased to $133.6 million or 54.9% of net sales in fiscal 2002 from $109.4 million or 51.8% of net sales in fiscal 2001, an increase of 310 basis points. The increase, as a percent of sales, was due to improved purchasing, the continued improvement in the management of markdowns at a very detailed level and selected retail price increases. The Company is continuing its efforts to achieve further increases in gross profit percent of sales in the future, with at least a 100 basis point improvement expected in fiscal 2003 and potential for further increases in fiscal 2003 and beyond depending on market conditions.

General and Administrative Expenses—General and administrative expenses increased to $24.3 million or 10.0% of sales in fiscal 2002 from $21.3 million or 10.1% in fiscal 2001. The increase was primarily due to higher incentive compensation ($1.1 million), payroll, payroll taxes and group insurance costs ($.9 million) and various administrative costs ($1.0 million). The increase in administrative costs was primarily to support expansion. Continued improvement in the Company’s profitability may result in increases in future administrative costs and incentive compensation.

Sales and Marketing Expenses—Sales and marketing expenses increased to $89.0 million or 36.6% of sales in fiscal 2002 from $76.0 million or 36.0% of sales in fiscal 2001. The $13.0 million increase in sales and marketing expenses relates primarily from an $8.9 million increase in payroll, rent and other operating costs of new stores, as well as $2.9 million additional advertising cost for all stores and a $.8 million increase in catalog/internet variable expenses resulting from higher net sales. This increase, as a percent of sales, is primarily due to less leverage on the start up of new stores’ payroll and rent. This occurred primarily from sales during the first full year of operation of typical new stores being lower than the average of mature stores while the payroll and occupancy cost are similar to the mature stores. The Company believes this is likely to continue as the pace of store openings increases.

Store Opening Costs—Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training and setup of new stores, increased $.1 million due primarily to the opening of 25 stores in fiscal 2002 compared with 21 stores in fiscal 2001.

Interest Expense, net—Interest expense decreased $.3 million due primarily to lower borrowing levels and lower interest rates on borrowings which are tied to the London Interbank Offering Rate (LIBOR) and prime rates. Average monthly borrowings decreased $4.3 million to $14.5 million in fiscal 2002 compared with $18.8 million in fiscal 2001. Management expects borrowing levels and interest to increase in fiscal 2003 to fund the opening of additional stores.

Provision for Income Taxes—The effective income tax rate for fiscal 2002 increased to 41.3% as compared with 35.5% for fiscal 2001 as a result of higher state taxes, higher non-deductible compensation under Section 162(m) of the Internal Revenue Code and higher marginal federal income tax rates as income extends into higher tax brackets.

Fiscal 2001 Compared to Fiscal 2000

Net Sales—Net sales increased 2.3% to $211.0 million in fiscal 2001 (which included 52 weeks) compared with $206.2 million in fiscal 2000 (which contained 53 weeks). On a 52 to 52 week basis, the increase would have been 4.0%. Total full-line store sales increased 6.2% on a 52 to 52 week basis due primarily to the opening of new stores as follows:

	Fiscal 2000	Fiscal 2001
Stores open at the beginning of the year	108	116
Stores opened	10	21
Stores closed	(2)	(2)

Stores open at the end of the year	116	135

On a 52-week to 52-week basis, direct marketing sales increased 3.5%. Sales increases were strongest in sportswear, including leather coats and golf wear.

Gross Profit—Gross profit increased $8.1 million or 270 basis points to $109.4 million or 51.8% of sales in fiscal 2001 from $101.3 million or 49.1% in fiscal 2000. Approximately two thirds of the increase, as a percent of sales, was due to improved purchasing and the remainder relates primarily to the continued improvement in the management of markdowns at a very detailed level and selected retail price increases.

General and Administrative Expenses—General and administrative expenses increased to $21.3 million or 10.1% of sales in fiscal 2001 from $20.6 million or 10.0% in fiscal 2000. The increase was primarily due to higher distribution center costs ($.2 million), incentive compensation ($.2 million), payroll taxes and group insurance costs ($.1 million) and various administrative costs ($.2 million). The increase in distribution center costs resulted from temporary inefficiencies from working around the construction of the Company’s new inventory sorting system. The increase in administrative costs was primarily to support expansion.

Sales and Marketing Expenses—Sales and marketing expenses increased to $76.0 million or 36.0% of sales in fiscal 2001 from $71.3 million or 34.6% of sales in fiscal 2000. This increase, as a percent of sales, is primarily due to less leverage on the start up of new stores’ payroll and rent. This occurred primarily from sales during the first full year of operation of typical new stores being lower than the average of mature stores while the payroll and occupancy cost are similar to the mature stores.

Store Opening Costs—Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training and setup of new stores, increased $42,000 due primarily to the opening of 21 stores in fiscal 2001 compared with 10 stores in fiscal 2000 (including two factory stores).

Interest Expense, net—Interest expense increased $.3 million due primarily to increased borrowing levels to support the store expansion strategy, which was partially offset by lower interest rates on borrowings which are tied to the London Interbank Offering Rate (LIBOR) and prime rates.

Provision for Income Taxes—The effective tax rate in fiscal 2001 was 35.5% compared with 37.5% in fiscal 2000. This decrease resulted primarily from certain tax credits available to be utilized in fiscal 2001.

Liquidity and Capital Resources

The Company maintains a bank credit agreement (the “Credit Agreement”), which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. In January 2003, the Company extended the Credit Agreement to April 2006. The amended Credit Agreement changed the maximum revolving amount under the facility to $75 million. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The covenants are in effect only if the Company’s availability in excess of outstanding borrowings is less than $10 million. As of February 1, 2003, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are either at the prime rate or at LIBOR plus 1.5% which are the same rates that existed in fiscal 2001 and fiscal 2002. The amended agreement also includes provisions for a seasonal over-advance.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $41.2 million at April 17, 2003 compared with $33.8 million at the same time in 2002.

The Company has outstanding several notes payable in monthly installments, including a mortgage in connection with its corporate offices and distribution center, and secured notes in connection with corporate aircraft and the Company’s point-of-sale (“POS”) system. The aggregate maturities of the Company’s long-term debt as of February 1, 2003, are approximately as follows: fiscal 2003-$1,195,000, fiscal 2004-$1,239,000, fiscal 2005-$1,113,000, fiscal 2006-$1,433,000, fiscal 2007-$1,763,000, fiscal 2008 and thereafter-$3,776,000.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Cash provided by (used in):
Operating activities	$11,059	$(1)	$19,524
Investing activities	(3,167)	(12,090)	(7,625)
Financing activities	(5,599)	9,792	(4,337)
Discontinued Operations	(254)	—	—

Net increase (decrease) in cash and cash equivalents	$2,039	$(2,299)	$7,562

Cash provided by the Company’s operating activities in fiscal 2002 was primarily the result of higher operating income before depreciation and amortization and higher accounts payable offset, in part, by higher inventory levels. Inventories increased by $13.6 million to support new store expansion and higher piece goods balance as the Company is expanding the use of direct contract manufacturers. Accounts payable increased $12.8 million due primarily to the increase and timing of purchases. The Company believes that its inventory has low fashion risk and the aging of its inventory is good. Cash used in investing activities in fiscal 2002 relates to leasehold improvements in 25 new stores, purchase of a used corporate aircraft to facilitate visiting the increasing number of stores and expansion of the capacity of the distribution center and corporate office. Cash used in financing activities in fiscal 2002 relates primarily to paying down the revolving loan under the Credit Agreement, net of the issuance of term debt of $4.7 million.

Cash used in the Company’s operating activities (net) in fiscal 2001 was due primarily to higher inventories to support growth which was funded by operating results. The inventory increase of approximately $14.2 million at February 2, 2002 compared with February 3, 2001 related primarily to three factors; namely a) $7.0 million to support the opening of 21 new stores, b) $1.2 million of additional piece goods as the Company increased its direct sourcing of finished goods with contract manufacturers (which terms typically requires the Company to purchase the piece goods) and c) $6.0 million of additional finished goods inventory, most of which related to a decision made by the Company to stock additional amounts of key basic items to support sales growth. The Company believes its inventory has low fashion risk and the aging of its inventory is good. Cash used in investing activities in fiscal 2001 related primarily to leasehold improvements in 21 new stores, and the purchase and installation of new distribution center systems. The Company spent approximately $12.1 million on capital expenditures in fiscal 2001 of which $8.0 million was primarily for the buildout of new stores and approximately $3.5 million to install new distribution center systems. Cash provided by financing activities in fiscal 2001 related primarily to the new $5.5 million term debt secured by the distribution center and borrowings of the revolving loan under the Credit Agreement of approximately $4.8 million.

Cash provided by the Company’s operating activities (net) in fiscal 2000 was primarily to operating results and an increase in accounts payable leverage. Cash used in investing activities relates primarily to leasehold improvements in new, renovated and relocated stores. The Company spent approximately $3.7 million on capital expenditures in fiscal 2000 primarily for the buildout of new stores and approximately $1 million to install a new Internet site. Cash used in financing activities related primarily to repayments/borrowings of the revolving loan under the Credit Agreement and the repurchase of $3.1 million of Common Stock.

The Company expects to spend between $16 to $18 million on capital expenditures in fiscal 2003, primarily to fund the opening of approximately 50 new stores, the renovation of at least four major stores, an expansion of the distribution center capacity and the implementation of various systems initiatives. Management believes that the Company’s cash from operations and availability under its Credit Agreement and term debt will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2003. The estimated capital expenditures are net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened in 2002, the Company negotiated $5.3 million of landlord contributions of which $2.9 million were collected by year-end. The balance is expected to be received in the next three months.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of February 1, 2003:

	Payments Due by Fiscal Year (in thousands)
	Total	2003	2004	2005	2006 and thereafter
Contractual obligations:
Long-term debt	$10,519	$1,195	$1,239	$1,113	$6,972
Operating leases	97,685	17,434	15,884	13,556	50,811

Total contractual obligations	$108,204	$18,629	$17,123	$14,669	$57,783

The Company generally does not make unconditional, non-cancelable purchase commitments that extend beyond a 12 month period.

	Amount of Commitment Expiration by Fiscal Year (in thousands)
	Total	2003	2004	2005	2006 and Thereafter
Other commercial commitments:

Stand-by Letter-of-Credit*	$400	$400	—	—	—

*	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term.

The Company has several commercial commitments, including non-cancelable operating leases in connection with its retail stores, certain tailoring spaces and equipment. Under the terms of certain of these leases, the Company is required to pay a base annual rent plus a contingent amount based on sales. In addition, many of these leases include scheduled rent increases.

Certain Additional Business Risk Factors

The Company’s statements concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition such as risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. These risks should be carefully reviewed before making any investment decision.

Growth Risks.    A significant portion of the Company’s growth has resulted and is expected to continue to result from the opening of new stores. While the Company believes that it will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, no such assurances can be made. As the Company continues its expansion program, the opening of stores may adversely affect catalog and internet sales in such markets, and the opening of additional stores in existing markets may adversely affect sales and profits of established stores.

Competition.    The retail apparel business is highly competitive and is expected to remain so. The Company competes primarily with other specialty and discount store chains, independent retailers, national and local department stores, internet retail stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than the Company and have significantly greater financial, marketing and other resources than the Company. The Company believes that its emphasis on classic styles makes it less vulnerable to changes in fashion trends than many apparel retailers; however, the Company’s sales and profitability depend upon the continued demand for its classic styles.

The Company faces a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing its products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	competitively pricing its products and achieving customer perception of value; and

•	providing strong and effective marketing support.

Consumer Spending.    The Company’s business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as the current difficult economic environment, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Further declines in consumer spending on apparel and accessories could have an adverse effect on the Company’s operating results.

Reliance on Key Suppliers.    Historically, the Company has bought a substantial portion of its products from a limited number of suppliers throughout the world. The loss of any one of these suppliers could cause a delay in the Company’s sales process. Any significant interruption in the Company’s product supply could have an adverse effect on its business due to delays in finding alternative sources and could result in increased costs to the Company.

Market Price of Raw Materials.    The Company’s products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. Historically, the Company has not experienced significant fluctuations in price or availability. However, any significant increase in the price or decrease in the availability of certain raw materials could have an adverse impact on the Company’s business.

Disaster Causing Disruption of Normal Operations.    Factors such as an interruption of key business systems, any disaster or casualty resulting in the interruption of service from our distribution center, changes in weather patterns, world health concerns such as the SARS virus, and international and domestic acts of terror could negatively affect the Company’s financial performance.

Fashion Trends and Changing Consumer Preferences.    The Company must successfully gauge fashion trends and changing consumer preferences to succeed.

The Company’s success is dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent the Company misjudges the market for its merchandise, its sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect its operating results. While the Company believes its current strategies and initiatives appropriately address these issues, merchandise misjudgments could have a material adverse effect on its image with its customers and on its operating results.

The Company’s ability to anticipate and effectively respond to changing fashion trends depends in part on its ability to attract and retain key personnel in its design, merchandising, marketing and other staff. Competition for these personnel is intense, and the Company cannot be sure that it will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the demand for tailored and casual clothing and accessories affect the inventory levels, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, as the Company’s business is becoming more cyclical in nature, the Company must carry a significant amount of inventory, especially prior to peak selling seasons when the Company builds up its inventory levels. The Company issues purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In addition, lead times for many of the Company’s purchases are long, which may make it more difficult for the Company to respond rapidly to new or changing fashion trends or consumer acceptance for the Company’s products.

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and Company-specific circumstances. The Company believes the following critical accounting policies require management’s most significant judgments and estimates in preparing the Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Consolidated Financial Statements.

Inventory.    The Company records inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal. Management’s sales assumptions are based on the Company’s experience that historically most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Asset Valuation.    Long-lived assets, such as property, plant, and equipment, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The valuation of these assets is dependent on the Company’s ability to continue to generate profits at both the Company and store levels.

While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates. Management believes that any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations.

Seasonality

Historically, the Company’s operations had not been greatly affected by seasonal fluctuations. Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. However, as the Company’s merchandise continues to include more Corporate Casual and Sportswear and as more new stores are opened in the second half of the year, profits generated during the fourth quarter have become a larger portion of annual profits.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At February 1, 2003, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 14(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As recommended by the Company’s Audit Committee, the Board of Directors decided to terminate Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants and engage KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants for the fiscal year ended February 1, 2003. The Company notified Andersen and KPMG of the Board’s decision on May 1, 2002.

Andersen’s reports on the Company’s consolidated financial statements for fiscal years 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During 2000 and 2001 and through the date of Andersen’s termination, there were: (i) no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such years; and (ii) no “reportable events” (as such term is defined in the regulations to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended).

During fiscal 2000 and 2001 and through the date of Andersen’s termination, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any matter or reportable event.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2003 (the first business day following 120 days from the close of its fiscal year ended February 1, 2003) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2003.

Item 11.    EXECUTIVE COMPENSATION

Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2003 (the first business day following 120 days from the close of its fiscal year ended February 1, 2003) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2003.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2003 (the first business day following 120 days from the close of its fiscal year ended February 1, 2003) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2003.

Item 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2003 (the first business day following 120 days from the close of its fiscal year ended February 1, 2003) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2003.

Item 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)    The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc., are included in Item 8:

(a)  (2)    Financial Statement Schedules

All required information is included within the Consolidated Financial Statements and the notes thereto.

(b)  Reports on Forms 8-K

                        None.

(c)  Exhibits

3.1	—	Restated Certificate of Incorporation of the Company.*1
3.2	—	By-laws of the Company, together with all amendments thereto.*1
3.2(a)	—	Amended and Restated By-laws of the Company as of April 15, 2003, filed herewith
4.1	—	Form of Common Stock certificate.*1
4.2	—	Amended and Restated Stockholders Agreement, dated as of January 29, 1994, among the parties named therein.*1
4.3	—	Rights Agreement dated as of September 19, 1997*5
4.4	—	Certificate of Designation governing the Company’s Series A Preferred Stock*5
10.1	—	1994 Incentive Plan*1
10.1(a)	—	Amendments to Incentive Plan dated as of October 6, 1997, *6
10.4(f)	—	Fourth Amended and Restated Credit Agreement, April 30, 1996, by and among the Company, Wells Fargo Bank, N.A. *3

10.4(g)	—	Combined amendment number one to fourth amended and restated credit agreement, December 18, 2000, by and between the Company and Foothill Capital Corporation, *10
10.4(h)	—	Amendment number three to fourth amended and restated credit agreement, December 17, 2001, by and between the Company and Foothill Capital Corporation, *11
10.4(i)	—	Amendment number four to fourth amended and restated credit agreement, January 27, 2003, by and between the Company and Foothill Capital Corporation, filed herewith.
10.7(a)	—	Amended and Restated Employment Agreement, dated as of September 19, 1997, between Frank Tworecke and Jos. A. Bank Clothiers, Inc., *6
10.7(b)	—	Amendment to the Employment Agreement dated February 9, 1999 between Frank Tworecke and Jos. A. Bank Clothiers, Inc., *7
10.8(a)	—	Amended and Restated Employment Agreement, dated as of September 19, 1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc., *6
10.8(b)	—	Amended and Restated Employment Agreement dated May 15, 2002 between David E. Ullman and Jos. A. Bank Clothiers, Inc., *12 (Contract renewal)
10.8(c)	—	First Amendment to Amended and Restated Employment Agreement dated April 30, 2003 between David E. Ullman and Jos. A. Bank Clothiers, Inc., filed herewith
10.9	—	Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust Agreement as amended and restated effective April 1, 1994.*4
10.10	—	Collective Bargaining Agreement between Retail Employees Union Local 340, Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos. A. Bank Clothiers, Inc.*4
10.12	—	Employment Agreement, dated September 19, 1997, between Gary W. Cejka and Jos. A. Bank Clothiers, Inc., *6
10.13	—	Employment Agreement, dated September 19, 1997, between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *6
10.13(a)	—	Amendment to the Employment Agreement dated February 14, 1999 between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *7
10.13(b)	—	Amended and Restated Employment Agreement dated May 15, 2002 between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *12 (Contract renewal)
10.13(c)	—	First Amendment to Amended and Restated Employment Agreement dated April 30, 2003 Charles D. Frazer and Jos. A. Bank Clothiers, Inc., filed herewith
10.15	—	Employment Agreement dated August 31, 1998 between J.F. Timothy Carroll and Jos. A. Bank Clothiers, Inc., *7
10.15(a)	—	Employment Agreement dated November 1, 1999 between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc., *8
10.16	—	Amendment to Employment Agreement dated March 6, 2000 between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.,*9
10.17	—	Employment Agreement dated November 30, 1999 between Robert Hensley and Jos. A. Bank Clothiers, Inc., *8
10.17(a)	—	First Amendment, dated as of January 1, 2001, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., *10
10.17(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc.,*10
10.17(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., *11
10.17(d)	—	Fourth Amendment to Employment Agreement dated May 28, 2002 between Robert Hensley and Jos. A. Bank Clothiers, Inc., *12
10.17(e)	—	Fifth Amendment to Employment Agreement dated April 30, 2003 Robert Hensley and Jos. A. Bank Clothiers, Inc., filed herewith
10.18	—	Employment Agreement dated December 21, 1999 between R. Neal Black and Jos. A. Bank Clothiers, Inc., *9
10.18(a)	—	First Amendment dated as of March 16, 2001, to Employment Agreement between R. Neal Black and Jos. A. Bank Clothiers, Inc., *10
10.18(b)	—	Second Amendment dated as of April 15, 2002, to Employment Agreement between Neal Black and Jos. A. Bank Clothiers, Inc., *11
10.18(c)	—	Third Amendment to Employment Agreement dated May 29, 2002 between R. Neal Black and Jos. A. Bank Clothiers, Inc., *12
10.18(d)	—	Fourth Amendment to Employment Agreement dated April 30, 2003 R. Neal Black and Jos. A. Bank Clothiers, Inc., filed herewith
10.19	—	Collective Bargaining Agreement dated March 1, 2000 by and between Joseph A. Bank Mfg. Co., Inc. and Baltimore Regional Joint Board, UNITE, *10
10.20	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer, *10
10.21	—	Employment Offer Letter dated September 18, 2000 between Gary Merry and Jos. A. Bank Clothiers, Inc., *12
21.1(b)	—	Company subsidiaries, *10
23	—	Consent of KPMG LLP, filed herewith
99.1	—	Certification by Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-2	—	Certification by Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*1	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*2	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 1995.
*3	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 1996.
*4	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997.
*5	Incorporated by reference to the Company’s Form 8-K dated September 22, 1997.
*6	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*7	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.
*8	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*9	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.
*10	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*11	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002.
*12	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

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

NAME	TITLE	DATE

/S/ ROBERT N. WILDRICK	Director, Chief Executive Officer and President (Principal Executive Officer)	May 1, 2003

/S/ R. NEAL BLACK	Executive Vice President, Marketing & Merchandising	May 1, 2003

/S/ ROBERT B. HENSLEY	Executive Vice President, Stores & Operations	May 1, 2003

/S/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	May 1, 2003

/S/ RICHARD E. PITTS	Vice President—Treasurer (Principal Accounting Officer)	May 1, 2003

/S/ ANDREW A. GIORDANO	Director, Chairman of the Board	May 1, 2003

/S/ GARY S. GLADSTEIN	Director	May 1, 2003

/S/ DAVID A. PREISER	Director	May 1, 2003

CERTIFICATIONS

I, Robert N. Wildrick, certify that:

1.	I have reviewed this annual report on Form 10-K of Jos. A. Bank Clothiers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ Robert N. Wildrick
Robert N. Wildrick
President and Chief Executive Officer

CERTIFICATIONS

I, David E. Ullman, certify that:

1.	I have reviewed this annual report on Form 10-K of Jos. A. Bank Clothiers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003

/s/ David E. Ullman
David E. Ullman
Executive Vice President and Chief Financial Officer

Independent Auditor’s Report

The Board of Directors

of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheet of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 1, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 2, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended February 2, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 1, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Baltimore, Maryland

March 14, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain reclassifications have been made to the February 2, 2002 presentation of Note 12 in order to conform with the February 1, 2003 presentation.

Report of independent public accountants

To the Board of Directors and Shareholders

of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. (a Delaware corporation) and subsidiaries as of February 3, 2001 and February 2, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended January 29, 2000, February 3, 2001, and February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Baltimore, Maryland

March 15, 2002

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 2, 2002 AND FEBRUARY 1, 2003

(In Thousands, Except Share Information)

	February 2, 2002	February 1, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$827	$8,389
Accounts receivable, net	2,364	2,830
Inventories, net	64,642	78,256
Prepaid expenses and other current assets	6,532	7,071
Deferred income taxes	594	—

Total current assets	74,959	96,546

NONCURRENT ASSETS:
Property, plant and equipment, net	32,541	36,573
Other noncurrent assets, net	117	874
Deferred income taxes	840	—

Total assets	$108,457	$133,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,528	$29,373
Accrued expenses	19,930	24,407
Current portion of long-term debt	744	1,195
Deferred income taxes	—	162

Total current liabilities	37,202	55,137

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	15,894	9,324
Deferred rent and other noncurrent liabilities	3,109	3,516
Deferred income taxes	—	368

Total liabilities	56,205	68,345

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,066,792 issued and 5,960,977 outstanding as of February 2, 2002 and 7,304,663 issued and 6,198,848 outstanding at February 1, 2003.	71	73
Additional paid-in capital	56,558	59,005
Retained earnings	681	11,628
Treasury stock 1,105,815 shares of common stock at February 2, 2002 and February 1, 2003, at cost	(5,058)	(5,058)

Total stockholders’ equity	52,252	65,648

Total liabilities and stockholders’ equity	$108,457	$133,993

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FISCAL 2000, 2001 AND 2002

(In Thousands, Except Per Share Information)

	Fiscal 2000	Fiscal 2001	Fiscal 2002

NET SALES	$206,252	$211,029	$243,436

Cost of goods sold	104,943	101,676	109,836

GROSS PROFIT	101,309	109,353	133,600

OPERATING EXPENSES:
General and administrative	20,609	21,290	24,310
Sales and marketing	71,264	75,968	89,015
Store opening costs	363	405	528
One-time charge	—	210	—

Total operating expenses	92,236	97,873	113,853

OPERATING INCOME	9,073	11,480	19,747

Interest expense, net	1,034	1,364	1,098

Income before provision for income taxes	8,039	10,116	18,649
Provision for income taxes	3,015	3,595	7,702

NET INCOME	$5,024	$6,521	$10,947

EARNINGS PER SHARE

Net income:
Basic	$0.82	$1.09	$1.78
Diluted	$0.80	$1.05	$1.55

Weighted average shares outstanding:
Basic	6,136	5,957	6,150
Diluted	6,249	6,204	7,058

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FISCAL 2000, 2001 AND 2002

(In Thousands Except Share Information)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity

BALANCE, January 29, 2000	$70	$56,500	$(10,864)	$(1,920)	$43,786

Net income	—	—	5,024	—	5,024

Net proceeds from issuance of common stock (22,000 shares) pursuant to Incentive Option Plan	1	35	—	—	36

Repurchase of 896,400 shares of Common Stock at $3.50 per share	—	—	—	(3,138)	(3,138)

BALANCE, February 3, 2001	$71	$56,535	$(5,840)	$(5,058)	$45,708

Net income	—	—	6,521	—	6,521

Net proceeds from issuance of of common stock (5,350 shares) pursuant to Incentive Option Plan	—	23	—	—	23

BALANCE, February 2, 2002	$71	$56,558	$681	$(5,058)	$52,252

Net income	—	—	10,947	—	10,947
Net proceeds from issuance of common stock (237,871 shares) pursuant to Incentive Option Plan	2	1,780	—	—	1,782
Income tax benefit from exercise of non-qualified stock options	—	667	—	—	667

BALANCE, FEBRUARY 1, 2003	$73	$59,005	$11,628	$(5,058)	$65,648

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL 2000, 2001 AND 2002

(In Thousands)

	Fiscal 2000	Fiscal 2001	Fiscal 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,024	$6,521	$10,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	2,541	203	1,964
Depreciation and amortization	4,195	4,941	5,642
Loss on disposition of assets	32	240	50
Income tax benefit from exercise of non-qualified stock options	—	—	667
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(123)	360	(466)
Increase in inventories	(4,062)	(14,193)	(13,614)
Increase in prepaid expenses and other current assets	(2,151)	(1,203)	(539)
Decrease (increase) in other noncurrent assets	16	(60)	(757)
Increase (decrease) in accounts payable	3,468	(135)	12,845
Increase in accrued expenses	2,250	3,662	2,378
(Decrease) increase in deferred rent and other noncurrent liabilities	(131)	(337)	407

Net cash provided by (used in) operating activities of continuing operations	11,059	(1)	19,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for capital expenditures	(3,695)	(12,090)	(7,625)
Proceeds from disposal of assets	528	—	—

Net cash used in investing activities of continuing operations	(3,167)	(12,090)	(7,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	60,108	76,917	40,412
Repayment of borrowings under revolving loan agreement	(62,178)	(72,125)	(50,190)
Borrowing of other long-term debt	—	5,632	4,675
Repayment of other long-term debt	(427)	(655)	(1,016)
Repurchase of common stock into treasury	(3,138)	—	—
Net proceeds from issuance of common stock	36	23	1,782

Net cash (used in) provided by financing activities of continuing operations	(5,599)	9,792	(4,337)

Net cash used in discontinued operations	(254)	—	—

Net increase (decrease) in cash and cash equivalents	2,039	(2,299)	7,562

CASH AND CASH EQUIVALENTS, beginning of year	1,087	3,126	827

CASH AND CASH EQUIVALENTS, end of year	$3,126	$827	$8,389

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL 2000, 2001 AND 2002

(Amounts in Thousands Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business—Jos. A. Bank Clothiers, Inc. (“Clothiers”) is a nationwide retailer of classic men’s clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal year ended February 3, 2001 (fiscal 2000) contained fifty-three weeks. The fiscal years ended February 2, 2002 (fiscal 2001) and February 1, 2003 (fiscal 2002), each contained fifty-two weeks.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of Clothiers and its wholly-owned subsidiaries (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents include overnight investments. Interest expense, net, includes interest income of approximately $50, $21 and $39 in fiscal 2000, 2001 and 2002 respectively.

Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002

Interest paid	$965	$1,240	$1,021
Income taxes paid	$363	$1,595	$4,748

Inventories—Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with shipping its merchandise to the point-of-sale.

Catalogs—Costs related to mail order catalogs are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months. At February 2, 2002 and February 1, 2003, prepaid catalog expenses were approximately $1,268 and $1,054 respectively, representing expenditures for the applicable subsequent spring catalog. Production costs associated with catalogs was $6.5 million, $5.5 million and $5.1 million for fiscal 2000, 2001, and 2002 respectively and is included in Sales and marketing in the accompanying Consolidated Statements of Income.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Landlord contributions to fund the construction of leasehold improvements for new stores are accounted for as reductions of property, plant and equipment. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

Asset Class	Estimated Useful Lives

Buildings and improvements	25 years
Equipment	3-10 years
Furniture and fixtures	10 years
Leasehold improvements	Term of the lease, not to exceed 10 years

Total depreciation and amortization of property, plant, and equipment for fiscal 2001 and 2002 was approximately $4,941 and $5,642, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

Other Noncurrent Assets—Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method.

Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments—For cash and equivalents’ accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. As of February 1, 2003, the fair value of the Company’s debt approximated the carrying value.

Revenue and Costs—Revenue is recognized at the point-of-sale in the Company’s stores and when product is shipped to the customer for its catalog or internet sales. Credits received from vendors in connection with inventory purchase activities are recognized when the related products are sold and sales revenue is earned. Initial franchise fees for a store are recognized as revenue when the Company has provided substantially all the initial franchise services. Inventory sales to the franchisees are recognized when the inventory is shipped and risk of loss transfers to the franchisees. Monthly franchise fees are recognized when earned under the franchise agreements. The Company estimates and maintains a reserve for sales returns based on historical trends.

Cost of goods sold includes cost of merchandise, cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Merchandise management, distribution, warehousing and corporate overhead costs are included in general and administrative expenses.

Lease Expense—Rent expense on leases is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are included in deferred rent and other noncurrent liabilities in the accompanying Consolidated Balance Sheets.

Store Opening Costs—Costs incurred in connection with initial promotion and other start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share (“EPS”)—Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the year. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002

Weighted average shares outstanding for basic EPS	6,136	5,957	6,150

Dilutive effect of options	113	247	908

Weighted average shares outstanding for diluted EPS	6,249	6,204	7,058

The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company that were not included in the computation of diluted net income per share in fiscal 2000, 2001 and 2002 because the effect would have been anti-dilutive were 391, 296, and 0, respectively.

Stock Option Plan—The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 and 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	Fiscal 2000	Fiscal 2001	Fiscal 2002

Net income as reported	$5,024	$6,521	$10,947

Deduct total stock-based employee
Compensation expense determined under fair-value-based method for all awards, net of tax	113	371	2,318

Pro forma net income	$4,911	$6,150	$8,629

Pro forma basic net income per common share	$0.80	$1.03	$1.40

Pro forma diluted net income per common share	$0.79	$0.99	$1.22

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in fiscal 2000, 2001 and 2002:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Risk free interest rate	4.5 – 7.9%	4.5 – 7.9%	2.3—3.9%
Expected volatility	61.3—69%	61.3—69%	68.5—80.6%
Expected life	2 to 10 years	2 to 10 years	2.5 to 7.0 years
Contractual life	2 to 10 years	2 to 10 years	2.5 to 10 years
Expected dividend yield	—%	—%	—%
Fair value of options granted	$3.83	$3.30	$6.75

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB No. 123”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal 2002 and are included in the tables above.

Impact of Recently Issued Accounting Pronouncements—In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for fiscal 2003 and are included in note 5 to the consolidated financial statements.

2.    INVENTORIES:

Inventories at February 2, 2002 and February 1, 2003, consist of the following:

	February 2, 2002	February 1, 2003

Finished goods	$59,624	$69,311
Raw materials	5,018	8,945

Total	$64,642	$78,256

3.    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at February 2, 2002, and February 1, 2003 consists of the following:

	February 2, 2002	February 1, 2003

Land	$349	$349
Buildings and improvements	10,561	10,769
Leasehold improvements	26,286	29,118
Equipment, furniture and fixtures	27,363	33,960

	64,559	74,196

Less: Accumulated depreciation and amortization	(32,018)	(37,623)

Property, plant and equipment, net	$32,541	$36,573

As of February 1, 2003, payments for capital expenditures included in the Consolidated Statements of Cash Flows excludes $2,099 of accrued property, plant and equipment additions that have been incurred but have not been completely invoiced by vendors, and therefore, not paid by year-end.

4.     ACCRUED EXPENSES:

Accrued expenses at February 2, 2002 and February 1, 2003, consist of the following:

	February 2, 2002	February 1, 2003

Accrued compensation and benefits	$8,069	$9,123
Accrued advertising	3,047	2,013
Gift certificate payable	3,008	3,667
Accrued property, plant and equipment	—	2,099
Other accrued expenses	5,806	7,505

Total	$19,930	$24,407

Other accrued expenses consist primarily of liabilities related to income taxes, interest, sales taxes, property taxes, customer deposits, and other store opening costs.

5.     LONG-TERM DEBT:

Long-term debt at February 2, 2002 and February 1, 2003, consist of the following:

	February 2, 2002	February 1, 2003

Bank credit agreement—
Borrowings under long-term revolving loan agreement	$9,888	$110

Mortgage loan secured by corporate office and distribution center, interest at 8.15%, payable in monthly installments through April 1, 2013	5,267	4,965

Loan payable secured by certain distribution center equipment, variable interest (4.15% at February 1, 2003) payable in monthly installment through August 1, 2009	—	2,907

Notes secured by used corporate aircraft, variable interest (4.2% at February 1, 2003), payable in monthly installments through July 12, 2007	—	1,489

Note payable secured by building improvements, interest at 9.1%, payable in monthly installments through November 1, 2007	587	507

Note payable secured by point-of-sale equipment, interest at 9.7%, payable in monthly installment through November 1, 2004	593	402

Other notes payable	303	139

Total long-term debt	16,638	10,519

Less: current portion	744	1,195

Long-term debt, net of current portion	$15,894	$9,324

Bank Credit Agreement—As of February 1, 2003, the Company has a $75 million line of credit agreement with a bank (the Credit Agreement). Borrowings are limited by a formula, which considers certain of the Company’s asset values, including inventories and accounts receivable. Aggregate borrowings outstanding bear interest at Prime or LIBOR plus 1.5% and are secured by substantially all assets of the Company with the exception of its distribution center and aircraft. The Credit Agreement also includes provisions for seasonal over-advances.

Under the provisions of the Credit Agreement, the Company must comply with certain covenants, if the availability under the line of credit in excess of outstanding borrowings is less than $10,000, including a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on dividend payments. The agreement expires in April 2006. Borrowings outstanding under the line of credit were $9,888 and $110 as of February 2, 2002 and February 1, 2003, respectively.

As of February 1, 2003 , the Company’s available borrowings under the Credit Agreement was $43.1 million and the borrowing rate under the Credit Agreement was 4.25% which was the prime rate. The average daily outstanding balances under the Credit Agreement for fiscal 2001 and 2002 were $13,220 and $2,970, respectively. The Company had a standby letter of credit of $400 at February 2, 2002 and February 1, 2003, which secures the payment of rent at one leased location.

The aggregate maturities of the Company’s long-term debt as of February 1, 2003, are as follows for fiscal years: 2003-$1,195, 2004-$1,239, 2005- $1,113, 2006-$1,433, 2007-$1,763 and thereafter-$3,776.

6.    INCOME TAXES:

The provision for income taxes consisted of the following:

	Fiscal 2000	Fiscal 2001	Fiscal 2002

Federal:
Current	$325	$2,831	$4,824
Deferred	2,312	174	1,482

State:
Current	149	561	914
Deferred	229	29	482

Provision for income taxes	$3,015	$3,595	$7,702

Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 34% for fiscal 2000 and 2001 and 35% for the fiscal 2002 to income before provision for income taxes as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Computed federal tax provision at statutory rates	$2,733	$3,439	$6,527

State income taxes, net of federal income tax effect	282	389	907
Other, net	—	(233)	268

Provision for income taxes	$3,015	$3,595	$7,702

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities at February 2, 2002 and February 1, 2003 are as follows:

	February 2, 2002	February 1, 2003

Deferred tax assets:
Inventories	$771	$670
Property, plant and equipment	1,075	—
Accrued liabilities and other	849	1,072

	2,695	1,742

Deferred tax liabilities:
Property, plant and equipment	—	(1,785)
Prepaid expenses and other current assets	(1,261)	(487)

	(1,261)	(2,272)

Net deferred tax assets (liabilities)	$1,434	$(530)

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at February 2, 2002 and February 1, 2003.

7.     BENEFIT PLANS:

Defined Benefit Pension & Post-Retirement Plans—The Company maintains a noncontributory defined benefit pension plan and a post-retirement benefit plan which cover certain union employees. The annual contributions are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The plans provide for eligible employees to receive benefits based principally on years of service with the Company. The Company does not pre-fund the benefits from the post-retirement benefit plan. The Company records the expected cost of these benefits as expense during the years that employees render service.

The following table sets forth the plans’ funded status as of December 31, 2001 and 2002, the dates of the latest actuarial valuations:

	Pension Benefits		Post-retirement Benefits
	2001	2002	2001	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$256	$286	$451	$424
Service cost	21	21	32	29
Interest cost	18	21	26	20
Actuarial (gain) loss	3	35	(85)	(130)
Benefits paid	(12)	(37)	—	—

Benefit obligation at end of year	$286	$326	$424	$343

Change in plan assets:
Fair value of plan assets at beginning of year	$464	$418	$—	$—
Actual return on plan assets	(34)	(52)	—	—
Employer contribution	—	—	—	—
Benefits paid	(12)	(37)	—	—

Fair value of plan assets at end of year	$418	$329	$—	$—

Funded status	$131	$3	$(424)	$(343)
Unrecognized net actuarial loss (gain)	92	203	(149)	(247)
Unrecognized initial net liability at transition	34	29	115	106

Prepaid (accrued) benefit cost	$257	$235	$(458)	$(484)

Discount rate	7.25%	6.75%	7.25%	6.75%
Expected return on plan assets	8.00%	8.00%	—	—

Components of net periodic benefit cost:
Service cost	$21	$21	$32	$29
Interest cost	18	21	26	20
Amortization of net liability at transition	5	5	9	9
Expected return on plan assets	(37)	(33)	—	—
Amortization of net loss	—	8	—	—
Recognized net actuarial gain	—	—	(16)	(31)

Net periodic benefit cost	$7	$22	$51	$27

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement benefit plan. A one-percentage point change in assumed health care cost trend rates would have less than a $10 effect on total service and interest costs and less than $56 effect on post-retirement benefit obligation.

Profit Sharing Plan—The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate at the beginning of the month after 90 days of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary based on achieving certain earnings per share goals. Amounts expensed by the Company related to the plan were approximately $373, $331 and $414 for the fiscal 2000, 2001, and 2002, respectively.

Deferred Compensation Plan—The Company also maintains a non-qualified, unfunded deferred compensation plan designed to provide a select group of management and highly-compensated employees with retirement benefits. All assets of the plan are fully subject to the Company’s creditors. Contributions by the Company for fiscal 2000, 2001 and 2002 were approximately $2, $0 and $0, respectively. Included in the Company’s Consolidated Balance Sheets is an asset and liability of $180 and $225 at February 2, 2002 and February 1, 2003 respectively, representing the assets of the plan.

8.    COMMITMENTS AND CONTINGENCIES:

Litigation—Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s net assets, results of operations or the accompanying consolidated financial statements taken as a whole.

Employment Agreements—The Company has employment agreements with certain of its executives expiring at various points through January 2005, aggregating base compensation of $4,178 (not including annual adjustments) over the terms. These executives would also be entitled to severance ranging from $2,500 to $3,400 (not including annual adjustments) depending on the circumstances of termination. The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $2,530, $2,715 and $3,840 in incentive payments in fiscal 2000, 2001 and 2002 respectively.

Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, certain tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments under noncancelable operating leases at February 1, 2003, were as follows:

Fiscal Year	Amount

2003	$17,434
2004	15,884
2005	13,556
2006	12,332
2007	11,134
2008 and thereafter	27,345

Total	$97,685

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

Total rental expense for operating leases, including contingent rentals was approximately $13,319, $15,015 and $17,294 for fiscal 2000, 2001 and 2002 respectively. Contingent rentals in fiscal 2000, 2001 and 2002, which are based on a percentage of net sales, was approximately $574, $619, and $612, respectively.

Inventories—The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. In fiscal 2002, the Company did not purchase more than 10% of its finished product from any single vendor.

Other—The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name, which expires in January, 2006. The minimum annual commitment under this agreement is $150, which represents the amount paid in each of fiscal 2000, 2001 and 2002.

9.     INCENTIVE STOCK OPTION PLAN:

Effective January 28, 1994, the Company adopted an Incentive Plan (“the 1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined for issuance of up to 955 shares of common stock in the aggregate. As of February 1, 2003, there were 43 additional shares available for grant. The exercise price of an option granted under the 1994 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan vest in full upon a change of control of the Company.

On September 14, 1999, the Board of Directors authorized a pool of 600 shares of Common Stock to be available to attract a new Chief Executive Officer (the “CEO”) to the Company (the “1999 Plan”). An Option to purchase up to 600 shares of Common Stock under the 1999 Plan was granted to the CEO pursuant to his Employment Agreement, dated as of November 1, 1999. At February 1, 2003 all options were vested and exercisable.

In March 2002, the Company adopted an Incentive Plan (“the 2002 Plan”) which provides for issuance of up to 400 shares of common stock in the aggregate. As of February 1, 2003, there were 290 additional shares available for grant.

The aggregate number of shares of Common Stock as to which awards may be granted under any of the Company’s Option Plans, the number of shares of Common Stock covered by each outstanding award under the Option Plans and the price per share of Common Stock in each outstanding award, shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Company, or other change in corporate or capital structure; provided, however, that any fractional shares resulting from any such adjustment shall be eliminated.

In March 2003, 203 options were granted under the 2002 Plan at a exercise price of $23.15.

Changes in options outstanding, in the aggregate with respect to the 1994 Plan, 1999 Plan and the 2002 Plan were as follows:

	February 3, 2001		February 2, 2002		February 1, 2003
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,307	$4.75	1,201	$4.75	1,359	$4.79

Granted	14	$4.44	163	$5.06	293	$12.44

Exercised	(22)	$1.63	(5)	$4.29	(240)	$7.48

Canceled	(98)	$5.39	—	—	—	—

Outstanding at end of year	1,201	$4.75	1,359	$4.79	1,412	$5.92

Options exercised in fiscal 2002 resulted in an increase of $2,449 in stockholders’ equity, consisting of $1,782 of cash proceeds and $667 of tax benefit.

The following table summarizes information about stock options outstanding and exercisable at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00-$4.50	783	6.26	$ 3.44	783	$ 3.44
$4.56-$6.84	226	7.57	$ 5.25	226	$ 5.25
$7.35-$11.02	290	6.31	$ 9.46	290	$ 9.46
$14.34-$17.91	113	9.52	$15.13	108	$15.01

	1,412			1,407

10.     RIGHTS OFFERING:

The Company maintains a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company’s outstanding Common Stock held as of the close of business on September 30, 1997. Each Right will entitle stockholders to buy one one-hundredth of a share of the newly designated Series A Preferred Stock of Jos. A. Bank at an exercise price of $40. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company’s outstanding Common Stock.

If any person becomes the beneficial owner of 20 percent or more of the Company’s outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more of the Company’s Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right’s then-current exercise price, units of the Company’s Series A Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights.

The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following the public announcement that a person or group has acquired 20 percent or more of the Company’s Common Stock.

11.     SEGMENT REPORTING:

The Company has two reportable segments: stores and direct marketing. The stores segment includes all Company owned stores excluding factory stores. The direct marketing segment includes catalog and internet. While each segment offers a similar mix of men’s clothing to the retail customer, the stores also provide alterations.

The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.

The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In stores the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them. The catalog/direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order online. The merchandise is then shipped to the customer.

Segment data is presented in the following table:

Fiscal 2002	Stores	Direct Marketing	Other	Total

Net sales (a)	$205,553	$28,838	$9,045	$243,436
Depreciation and amortization	4,099	63	1,480	5,642
Operating income (b)	39,535	7,361	(27,149)	19,747
Identifiable assets (c)	78,302	13,040	42,651	133,993
Capital expenditures (d)	4,508	14	3,103	7,625

Fiscal 2001	Stores	Direct Marketing	Other	Total

Net sales (a)	$180,226	$23,464	$7,339	$211,029
Depreciation and amortization	3,482	61	1,398	4,941
Operating income (b)	31,204	3,226	(22,950)	11,480
Identifiable assets (c)	68,705	12,708	27,044	108,457
Capital expenditures (d)	8,008	400	3,682	12,090

Fiscal 2000	Stores	Direct Marketing	Other	Total

Net sales (a)	$174,498	$23,888	$7,866	$206,252
Depreciation and amortization	3,145	25	1,025	4,195
Operating income (b)	28,861	1,790	(21,578)	9,073
Identifiable assets (c)	54,585	9,863	24,506	88,954
Capital expenditures (d)	2,192	935	568	3,695

(a)	Direct marketing net sales include catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments include factory, franchise stores and regional tailor shops. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.
(b)	Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.
(c)	Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and fixed assets residing in or related to the reportable segment. Assets included in Other are primarily cash, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segment.
(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

12.     QUARTERLY FINANCIAL INFORMATION (Unaudited):

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In Thousands, Except Per Share Amounts)

Fiscal 2002
Net sales	$55,760	$51,868	$57,866	$77,942	$243,436
Gross profit	29,349	27,451	32,475	44,325	133,600
Operating income	3,131	1,851	3,504	11,261	19,747
Net income	1,731	942	1,864	6,410	10,947

Net income per share (diluted)	$0.25	$0.13	$0.26	$0.89	$1.55

Fiscal 2001
Net sales	$47,406	$46,106	$50,243	$67,274	$211,029
Gross profit	23,510	22,788	27,056	35,999	109,353
Operating income	1,022	774	2,524	7,160	11,480
Net income	506	291	1,316	4,408	6,521

Net income per share (diluted)	$0.08	$0.05	$0.21	$0.70	$1.05