Form 10-Q
period 2003-05-03
BANK JOS A CLOTHIERS INC /DE/
filed 2003-06-17
CIK 920033

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2003
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number    0-23874

Jos. A. Bank Clothiers, Inc.

Delaware (State incorporation)	5611 (Primary Standard Industrial Classification Code Number)	36-3189198 (I.R.S. Employer Identification Number)

500 Hanover Pike, Hampstead, MD    21074-2095

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

Yes    ☒        No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes    ☒        No    ☐

        Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 11, 2003
Common Stock, $.01 par value	6,202,123

JOS. A. BANK CLOTHIERS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	May 4, 2002	May 3, 2003
Net sales	$55,760	$62,272

Costs and expenses:
Cost of goods sold	26,411	26,672
General and administrative	5,849	7,043
Sales and marketing	20,342	24,114
Store opening costs	27	366

	52,629	58,195

Operating income	3,131	4,077
Interest expense, net	293	303

Income before provision for income taxes	2,838	3,774
Provision for income taxes	1,107	1,600

Net income	$1,731	$2,174

Earnings per share:
Net income:
Basic	$0.29	$0.35
Diluted	$0.25	$0.30
Weighted average shares outstanding:
Basic	6,045	6,199
Diluted	6,819	7,244

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	February 1, 2003	May 3, 2003
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,389	$1,354
Accounts receivable, net	2,830	4,860
Inventories:
Raw materials	8,945	14,219
Finished goods	69,311	82,339

Total inventories	78,256	96,558

Prepaid expenses and other current assets	7,071	7,255

Total current assets	96,546	110,027

NONCURRENT ASSETS:
Property, plant and equipment at cost	74,196	79,888
Accumulated depreciation and amortization	(37,623)	(39,028)

Net property, plant and equipment	36,573	40,860
Other noncurrent assets, net	874	857

Total assets	$133,993	$151,744

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,373	$31,212
Accrued expenses	24,569	24,119
Current portion of long-term debt	1,195	1,215

Total current liabilities	55,137	56,546
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	9,324	23,421
Deferred rent and other noncurrent liabilities	3,884	3,935

Total liabilities	68,345	83,902

STOCKHOLDERS' EQUITY:
Common Stock	73	73
Additional paid-in capital	59,005	59,025
Retained earnings	11,628	13,802

	70,706	72,900
Treasury stock	(5,058)	(5,058)

Total stockholders' equity	65,648	67,842

Total liabilities and stockholders' equity	$133,993	$151,744

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

	Three Months Ended
	May 4, 2002	May 3, 2003
Cash flows from operating activities:
Net income	$1,731	$2,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,300	1,500
Net decrease (increase) in operating working capital	1,347	(21,023)

Net cash provided by (used in) operating activities	4,378	(17,349)

Cash flows from investing activities:
Capital expenditures	(2,574)	(3,823)

Net cash used in investing activities	(2,574)	(3,823)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	14,968	19,957
Repayments under long-term Credit Agreement	(18,184)	(5,546)
Repayment of other long-term debt	(184)	(294)
Net proceeds from issuance of common stock	1,951	20

Net cash (used in) provided by financing activities	(1,449)	14,137

Net increase (decrease) in cash and cash equivalents	355	(7,035)
Cash and cash equivalents—beginning of period	827	8,389

Cash and cash equivalents—end of period	$1,182	$1,354

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in Thousands Except Per Share Amounts and the Number of Stores)

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

        Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's February 1, 2003 Annual Report on Form 10-K.

2.     SIGNIFICANT ACCOUNTING POLICIES

        Inventories—Inventories are stated at the lower of first-in, first-out cost or market. The Company capitalizes into inventory certain warehousing and delivery costs associated with shipping its merchandise to the point of sale.

        Catalog—Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, not to exceed six months.

        Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Three Months Ended	Three Months Ended
	May 4, 2002	May 3, 2003
Interest paid	$273	$257
Income taxes paid	$932	$2,130

        Stock Option Plan—The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. There was no stock based compensation expensed recognized in the statement of income for the periods ended May 4, 2002 and May 3, 2003. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter:

	Three Months Ended	Three Months Ended
	May 4, 2002	May 3, 2003
Net income as reported	$1,731	$2,174
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	1,289	672

Pro forma net income	$442	$1,502

Pro forma basic net income per common share	$0.07	$0.24

Pro forma diluted net income per common share	$0.06	$0.21

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in:

	Three Months Ended	Three Months Ended
	May 4, 2002	May 3, 2003
Risk free interest rate	3.7 - 4.7%	3.3%
Expected volatility	70%	52.9%
Expected life	2.8 to 7 Years	7 Years
Contractual life	2.8 to 10 Years	10 Years
Expected dividend yield	—%	—%
Fair value of options granted	$5.05 - $7.53	$13.20
# of Options granted	180	203

        Reclassifications—Certain reclassifications have been made to the May 4, 2002 financial statements in order to conform with the May 3, 2003 presentation.

3.     WORKING CAPITAL

        The net change in operating working capital is composed of the following:

	Three Months Ended
	May 4, 2002	May 3, 2003
Increase in accounts receivable	$(1,235)	$(2,030)
Decrease (increase) in inventories	704	(18,302)
Decrease (increase) in prepaids and other assets	770	(167)
Increase in accounts payable	1,748	1,839
Decrease in accrued expenses and other liabilities	(640)	(2,363)

Net decrease (increase) in operating working capital	$1,347	$(21,023)

4.     EARNINGS PER SHARE

        Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the year. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended
	May 4, 2002	May 3, 2003
Weighted average shares outstanding for basic EPS	6,045	6,199
Dilutive effect of common stock equivalents	774	1,045

Weighted average shares outstanding for diluted EPS	6,819	7,244

        The Company uses the treasury method for calculating the dilutive effect of stock options.

5.     SEGMENT REPORTING

        The Company has two reportable segments: stores and direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the full line stores also provide alterations.

        The accounting policies of the segments are the same as those described in the Company's February 1, 2003 Annual Report on Form 10-K. The Company evaluates performance of the segments based on "four wall" contribution which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.

        The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The direct marketing customer receives a catalog in his or her home, office and/or visits our web page via the internet and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. Segment data is presented in the following table:

Three Months ended May 3, 2003

	Stores	Direct Marketing	Other	Total
Net sales (a)	$53,194	$6,948	$2,130	$62,272
Depreciation and amortization	1,097	16	387	1,500
Operating income (b)	9,982	1,841	(7,746)	4,077
Identifiable assets (c)	80,488	18,941	52,315	151,744
Capital expenditures (d)	3,045	—	778	3,823

Three Months ended May 4, 2002

	Stores	Direct Marketing	Other	Total
Net sales (a)	$47,591	$6,007	$2,162	$55,760
Depreciation and amortization	950	15	335	1,300
Operating income (b)	8,604	1,066	(6,539)	3,131
Identifiable assets (c)	66,168	13,979	29,700	109,847
Capital expenditures (d)	835	—	1,739	2,574

(a)
Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments include factory, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

(b)
Operating income represents profit before allocations of overhead from corporate office and the distribution center, interest and income taxes.

(c)
Identifiable assets include cash, accounts receivable, inventories, prepaid expenses and property, plant and equipment residing in or related to the reportable segment. Assets included in Other are primarily cash, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segments.

(d)
Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

        Overview—For the first quarter of the Company's fiscal year ending January 31, 2004 ("fiscal 2003"), the Company's net income increased 26% to $2.174 million compared with net income of $1.731 million for the first quarter of the Company's fiscal year ended February 1, 2003 ("fiscal 2002"). The Company earned $.30 per diluted share in the first quarter of fiscal 2003 compared with $.25 per diluted share in the first quarter of fiscal 2002. As such, diluted earnings per share increased 20% compared with the prior year period.

        The Company generated increased profits in both the stores and direct marketing segments in the first quarter driven by a 11.7% increase in net sales over the first quarter of fiscal 2002 and higher gross profit margins. Gross profit margin increased 460 basis points in the first quarter of fiscal 2003 as compared with the first quarter of 2002 as the Company continued to improve its sourcing of merchandise and management of markdowns.

        The Company maintains a $75 million bank line of credit (the "Credit Agreement") that extends until April 2006. The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $42.8 million at May 3, 2003 compared with $34.4 million at the same time in fiscal 2002. Total bank debt outstanding under the Credit Agreement, excluding mortgages and long-term notes, was $11.4 million at May 3, 2003 compared with $4.0 million at the same time in fiscal 2002. The Company also had outstanding term debt of $10.0 million and $6.4 million at the end of the first quarter of fiscal 2003 and 2002, respectively. The increased debt compared with last year relates primarily to funding of inventories to support new store growth and to build the basic inventory levels as part of an always-in-stock program. (See page 13 for a further discussion of inventories.)

        Management believes that the chain can grow to approximately 500 stores from the fiscal 2002 year-end base of 160 stores. The Company plans to open approximately 50 stores in fiscal 2003, between 50 to 75 stores in 2004 and between 75 to 100 stores each year thereafter to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company intitated in fiscal 2000. In the past three years, the Company has continued to increase the amount of store openings as its infrastructure and performance improved. As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001 and 25 new stores in fiscal 2002. The Company opened 15 stores in the first quarter of fiscal 2003 and plans to open 35 more stores during fiscal 2003 on the following schedule: 4 to 6 stores in the second quarter, 18 to 24 stores in the third quarter and the rest thereafter.

        Capital expenditures should range between $16 and $18 million in fiscal 2003, primarily to fund the opening of new stores, the renovation of at least four major stores, an expansion in distribution center capacity, and the implementation of various systems initiatives.

Results of Operations

        The following table is derived from the Company's Consolidated Statements of Income and set forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales Three Months Ended
	May 4, 2002	May 3, 2003
Net sales	100.0%	100.0%
Cost of goods sold	47.4	42.8

Gross profit	52.6	57.2
General and administrative expenses	10.5	11.3
Sales and marketing expenses	36.5	38.7
Store opening costs	—	0.6

Operating income	5.6	6.6
Interest expense, net	0.5	0.5

Income before provision for income taxes	5.1	6.1
Provision for income taxes	2.0	2.6

Net income	3.1%	3.5%

        Net sales—Net sales increased 11.7% or $6.5 million to $62.3 million in the first quarter of fiscal 2003 compared with $55.8 million in the first quarter of fiscal 2002. The sales increase was primarily related to a 11.8% increase in store sales and a 15.7% increase in direct marketing sales. The sales increases were primarily in the dressier part of the Company's products, including suits, dress shirts and ties, while sales of sportswear declined compared with the prior year.

        The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 4, 2002		May 3, 2003
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the quarter	135	735	160	846
Stores opened	2	10	15	69
Stores closed	0	0	0	0

Stores open at the end of the quarter	137	745	175	915

*
square feet is presented in thousands and excludes franchise stores

        Gross profit—Gross profit (net sales less cost of goods sold) increased $6.3 million to $35.6 million in the first quarter of fiscal 2003 compared with $29.3 million in the same period in fiscal 2002. Gross profit as a percent of net sales increased 460 basis points to 57.2% primarily due to the continued improvement in sourcing of merchandise and management of markdowns.

        General and Administrative Expenses—General and administrative expenses increased $1.2 million to $7.0 million in the first quarter of fiscal 2003 compared with $5.8 million in fiscal 2002. The increase was due primarily to higher payroll, travel-related costs and other expenses related to business expansion and higher distribution center costs as the Company processed over 50% more units in the first quarter of 2003 compared with the same period in 2002.

        Sales and Marketing Expenses—Sales and marketing expenses increased $3.8 million to $24.1 million, or 38.7% of net sales, in the first quarter of fiscal 2003 from $20.3 million, or 36.5% of net sales in the first quarter of fiscal 2002. The increased sales and marketing expense primarily represents occupancy, payroll and other costs for the 38 new stores opened since the end of the first quarter of fiscal 2002, as well as an increase of $.6 million of advertising for all stores.

        Store Opening Costs—Store opening costs increased to $0.4 million during the first quarter of fiscal 2003 from $27 thousand in the prior year as the Company opened 15 new stores in the first quarter of fiscal 2003 and two new stores in the first quarter of fiscal 2002.

        Interest Expense, net—Interest expense, net was $0.3 million in both the first quarter of fiscal 2003 and fiscal 2002. In the first quarter of fiscal 2003, the average debt balance was approximately $3 million higher than in fiscal 2002 while the average interest rate on the debt under the Credit Agreement was approximately 50 basis points lower than in the prior year.

        Income Taxes—The first quarter of fiscal 2003 effective income tax rate is 42.4% compared with 39.0% in the first quarter of fiscal 2002, as a result of higher state taxes as several states have increased tax rates or are disallowing certain deductions, higher non-deductible compensation under Section 162(m) of the Internal Revenue Code and higher marginal federal income tax rates as income extends into higher tax brackets.

        Liquidity and Capital Resources—The Company maintains a $75 million line of credit under its bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories and accounts receivable. The Credit Agreement extends until April 2006. The Credit Agreement also includes a) financial covenants concerning minimum earnings before interest, income taxes, depreciation and amortization (EBITDA), b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $10 million. The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $42.8 million at May 3, 2003 and thus the covenants were not in effect. Interest rates under the agreement are either at the prime rate or at LIBOR plus 1.5%. The agreement also includes provisions for a seasonal over-advance.

        The Company has outstanding several notes that are payable in monthly installments, including a mortgage in connection with its corporate offices and distribution center, and secured notes in connection with corporate aircraft and the Company's point-of-sale ("POS") system.

        The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

	Three Months Ended
	May 4, 2002	May 3, 2003
Cash provided by (used in):
Operating activities	$4,378	$(17,349)
Investing activities	(2,574)	(3,823)
Financing activities	(1,449)	14,137

Net increase (decrease) in cash and cash equivalents	$355	$(7,035)

        In the first quarter of fiscal 2003, cash used in operating activities increased $17.3 million due primarily to the $18.3 million increase in inventories in the current quarter. This was partially offset by an increase in net income exclusive of depreciation and amortization. Finished goods inventory increased $13.0 million during the first quarter, primarily to support new stores. Raw material inventory (wool) increased $5.3 million in the first quarter of fiscal 2003 as a result of the Company's continuing effort to contract directly with clothing manufacturers and cut out the middleman.

        Inventories at the end of the first quarter of fiscal 2003 were approximately $96.6 million compared with $63.9 million at the end of the first quarter of 2002. The $32.7 million increase in inventories since the end of the first quarter of 2002 was due primarily to the following:

  a.
  approximately $14 million was added as the company opened and stocked 38 new stores since the end of the first quarter of 2002;

  b.
  approximately $9.5 million of raw material (wool) was added as part of the Company's increasing efforts to cut out the middleman (agents and brokers) in its inventory sourcing process and to contract directly with manufacturers to cut and sew its products; the Company is able to reduce its cost of inventory purchases by buying these raw materials and not paying commission or mark-up on the raw materials to the agents and brokers;

  c.
  approximately $4 million was added as part of the Company's plan to increase comparable store inventories which the Company believed were too low at the end of the first quarter of 2002; the first quarter 2002 comparable store inventories were 10% below the levels of 2001 and the Company believes sales were negatively affected in the second quarter of 2002 as a result of the low inventories;

  d.
  approximately $3.2 million was added as part of the Company's plan to increase the shelf stock of certain basic programs to develop flexibility in growing the chain by ensuring that inventory is readily available to support higher sales; and

  e.
  approximately $2 million relates to excess seasonal inventory as a result of slower than expected sales in the first quarter of 2003, primarily as a result of severe weather in February and other factors; the Company believes it's current plans to sell through this inventory will not result in any material markdowns below cost.

        Cash used in investing activities in the first quarter of fiscal 2003 was $3.8 million which was $1.2 higher than in the first quarter of fiscal 2002. The increase was due primarily to the opening of 15 new stores in the first quarter of 2003 and expanding the capacity of the distribution center to handle up to 400 stores.

        In the first quarter of fiscal 2003, $14.1 million of cash was provided by financing activities primarily to support the increase in inventory. The source of these funds was the Company's revolving loan under the Credit Agreement.

        For fiscal 2003, the Company expects to spend between $16 to $18 million on capital expenditures, primarily to fund the opening of approximately 50 new stores, the renovation of at least four major stores, an expansion of the distribution center capacity and the implementation of various systems initiatives. The estimated capital expenditures are net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened in fiscal 2002, the Company negotiated $5.3 million of landlord contributions of which approximately $4.2 million have been collected, including $1.1 million which was collected in the first quarter of 2003. The balance is expected to be received by the end of the second quarter. Management believes that the Company's cash from operations and availability under its Credit Agreement and term debt will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2003.

        The Company's statements concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those forecast due to a variety of factors outside of the Company's control that can affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. These risks should be carefully reviewed before making any investment decision.

        Critical accounting policies and estimates—In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgement of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements in the Company's February 1, 2003 Annual Report on Form 10-K.

          Inventory.    The Company records inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal. Management's sales assumptions are based on the Company's experience that historically most of the Company's inventory is sold through the Company's primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

          Asset Valuation.    Long-lived assets, such as property, plant, and equipment, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The valuation of these assets is dependent on the Company's ability to continue to generate profits at both the Company and store levels.

While the Company has taken reasonable care in preparing these estimates and making these judgements, actual results could and probably will differ from the estimates. Management believes any difference in the actual results from the estimates will not have a material effect upon the Company's financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At May 3, 2003, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company's interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

Item 4.    Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company has been named as a defendant in legal actions arising from its normal business activities. Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

Item 6.    Exhibits and reports on form 8-K

(a)
Exhibits

99.1:	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2:	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on form 8-K

    Form 8-K furnished March 18, 2003, providing News Release relating to fiscal 2002 financial results.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 16, 2003	Jos. A. Bank Clothiers, Inc. (Registrant)

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ ROBERT N. WILDRICK Robert N. Wildrick Chief Executive Officer

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ DAVID E. ULLMAN David E. Ullman Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In Thousands)
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In Thousands) (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in Thousands Except Per Share Amounts and the Number of Stores)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and reports on form 8-K
CERTIFICATIONS