Form 10-Q
period 2003-08-02
BANK JOS A CLOTHIERS INC /DE/
filed 2003-09-16
CIK 920033

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2003.
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number    0-23874

Jos. A. Bank Clothiers, Inc.

Delaware (State incorporation)	36-3189198 (I.R.S. Employer Identification Number)

500 Hanover Pike, Hampstead, MD (Address of Principal Executive Offices)	21074-2095 (Zip Code)

410-239-2700
(Registrant's telephone number including area code)

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

Yes    ☒        No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes    ☒        No    ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 5, 2003
Common Stock, $.01 par value	6,674,773

JOS. A. BANK CLOTHIERS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Net sales	$51,868	$64,442	$107,628	$126,714

Costs and expenses:
Cost of goods sold	24,417	28,840	50,828	55,512
General and administrative	5,440	7,343	11,289	14,386
Sales and marketing	19,987	24,247	40,329	48,361
Store opening costs	173	226	200	592

	50,017	60,656	102,646	118,851

Operating income	1,851	3,786	4,982	7,863
Interest expense, net	252	382	545	685

Income before provision for income taxes	1,599	3,404	4,437	7,178
Provision for income taxes	657	1,418	1,764	3,018

Net income	$942	$1,986	$2,673	$4,160

Earnings per share:
Net income:
Basic	$0.15	$0.32	$0.44	$0.67
Diluted	$0.13	$0.27	$0.38	$0.57
Weighted average shares outstanding:
Basic	6,168	6,228	6,107	6,214
Diluted	7,082	7,357	6,951	7,301

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	February 1, 2003	August 2, 2003
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,389	$725
Accounts receivable, net	2,830	3,890
Inventories:
Raw materials	8,945	14,639
Finished goods	69,311	96,546

Total inventories	78,256	111,185

Prepaid expenses and other current assets	7,071	7,103

Total current assets	96,546	122,903

NONCURRENT ASSETS:
Property, plant and equipment at cost	74,196	82,425
Accumulated depreciation and amortization	(37,623)	(40,029)

Net property, plant and equipment	36,573	42,396
Other noncurrent assets, net	874	839

Total assets	$133,993	$166,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,373	$36,764
Accrued expenses	24,569	21,109
Current portion of long-term debt	1,195	1,255

Total current liabilities	55,137	59,128
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	9,324	32,598
Deferred rent and other noncurrent liabilities	3,884	3,985

Total liabilities	68,345	95,711

STOCKHOLDERS' EQUITY:
Common stock	73	74
Additional paid-in capital	59,005	59,623
Retained earnings	11,628	15,788

	70,706	75,485
Treasury stock	(5,058)	(5,058)

Total stockholders' equity	65,648	70,427

Total liabilities and stockholders' equity	$133,993	$166,138

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

	Six Months Ended
	August 3, 2002	August 2, 2003
Cash flows from operating activities:
Net income	$2,673	$4,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,674	3,121
Net decrease (increase) in operating working capital	4,496	(29,954)

Net cash provided by (used in) operating activities	9,843	(22,673)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,673)	(8,944)

Net cash (used in) investing activities	(4,673)	(8,944)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	16,107	39,079
Repayments under long-term Credit Agreement	(25,995)	(15,164)
Borrowing of other long-term debt	4,675	—
Repayment of other long-term debt	(379)	(581)
Net proceeds from issuance of common stock	2,182	619

Net cash (used in) provided by financing activities	(3,410)	23,953

Net increase (decrease) in cash and cash equivalents	1,760	(7,664)
Cash and cash equivalents—beginning of period	827	8,389

Cash and cash equivalents—end of period	$2,587	$725

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

        The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year 2003. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. These adjustments are of a normal recurring nature.

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

        Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Six Months Ended	Six Months Ended
	August 3, 2002	August 2, 2003
Interest paid	$570	$628
Income taxes paid	$2,928	$4,972

        Stock Option Plan—The Company applies the intrinsic-value-based method of accounting for stock issued to employees and directors to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeds the exercise price. There was no stock based-compensation expense recognized in the statements of income for the periods ended August 3, 2002 and August 2, 2003. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all awards in the three month and six month periods ended August 3, 2002 and August 2, 2003:

	Three Months Ended		Six Months Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Net income as reported	$942	$1,986	$2,673	$4,160
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	738	349	2,159	986

Pro forma net income	$204	$1,637	$514	$3,174

Pro forma basic net income per common share	$0.03	$0.26	$0.08	$0.51

Pro forma diluted net income per common share	$0.03	$0.22	$0.07	$0.43

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in:

	Three Months Ended		Six Months Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Risk free interest rate	2.3% - 3.9%	3.9%	2.3% - 4.7%	3.3% - 3.9%
Expected volatility	79% - 80.6%	44%	70% - 80.6%	44% - 52.9%
Expected life	2.5 - 7 Years	7 Years	2.5 - 7 Years	7 Years
Contractual life	2.5 - 10 Years	10 Years	2.5 - 10 Years	10 Years
Expected dividend yield	—%	—%	—%	—%
Fair value of options granted	$7.18 - $10.76	$20.03	$5.05 - $10.76	$13.20 - $20.03
# of Options granted	103	3	283	206

        Reclassifications—Certain reclassifications have been made to the August 3, 2002 financial statements in order to conform with the August 2, 2003 presentation.

3.     WORKING CAPITAL

        The net change in operating working capital is composed of the following:

	Six Months Ended
	August 3, 2002	August 2, 2003
(Increase) in accounts receivable, net	$(171)	$(1,060)
Decrease (increase) in inventories	1,039	(32,929)
Decrease (increase) in prepaids and other assets	60	3
Increase in accounts payable	5,889	7,391
Decrease in accrued expenses and
other liabilities	(2,321)	(3,359)

Net decrease (increase) in operating working capital	$4,496	$(29,954)

4.     EARNINGS PER SHARE

        Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the periods. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Weighted average shares outstanding for basic	6,168	6,228	6,107	6,214
Dilutive effect of
stock options	914	1,129	844	1,087

Weighted average shares outstanding for diluted	7,082	7,357	6,951	7,301

        The Company uses the treasury method for calculating the dilutive effect of stock options.

5.    SEGMENT REPORTING

        The Company has two reportable segments: stores and direct marketing. While each segment offers a similar mix of men's clothing to the retail customer, the stores also provide alterations for all products.

        The accounting policies of the segments are the same as those described in the Company's February 1, 2003 Annual Report on Form 10-K. The Company evaluates performance of the segments based on "four wall" contribution, which excludes any allocation of "management company" costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.

        The Company's segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In stores the typical customer travels to the store and purchases men's clothing and/or alterations and takes their purchases with them. The direct marketing customer receives a catalog in his or her home, office and/or visits the Company's internet website and either calls, mails, faxes or places an order on-line. The merchandise is then shipped to the customer. Segment data is presented in the following table:

Three Months ended August 2, 2003

	Stores	Direct Marketing	Other	Total
Net sales (a)	$54,625	$7,520	$2,297	$64,442
Depreciation and amortization	1,151	16	454	1,621
Operating income (b)	9,657	2,185	(8,056)	3,786
Identifiable assets (c)	80,038	23,551	62,549	166,138
Capital expenditures (d)	4,030	6	1,085	5,121

Three Months ended August 3, 2002

	Stores	Direct Marketing	Other	Total
Net sales (a)	$43,088	$6,714	$2,066	$51,868
Depreciation and amortization	984	16	374	1,374
Operating income (b)	6,309	1,826	(6,284)	1,851
Identifiable assets (c)	65,079	12,582	33,627	111,288
Capital expenditures (d)	1,651	8	440	2,099

Six Months ended August 2, 2003

	Stores	Direct Marketing	Other	Total
Net sales (a)	$107,819	$14,468	$4,427	$126,714
Depreciation and amortization	2,248	32	841	3,121
Operating income (b)	19,639	4,026	(15,802)	7,863
Identifiable assets (c)	80,038	23,551	62,549	166,138
Capital expenditures (d)	7,075	6	1,863	8,944

Six Months ended August 3, 2002

	Stores	Direct Marketing	Other	Total
Net sales (a)	$90,679	$12,721	$4,228	$107,628
Depreciation and amortization	1,934	31	709	2,674
Operating income (b)	14,625	3,180	(12,823)	4,982
Identifiable assets (c)	65,079	12,582	33,627	111,288
Capital expenditures (d)	2,486	8	2,179	4,673

(a)
Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments include factory, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in other.

(b)
Operating income represents profit before allocations of overhead from the corporate office and the distribution center, interest and income taxes.

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

6.    LEGAL MATTERS

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

        Overview—For the second quarter of the Company's fiscal year ending January 31, 2004 ("fiscal 2003"), the Company's net income more than doubled, with an increase of 111% to approximately $2.0 million compared with net income of approximately $.9 million for the second quarter of the Company's fiscal year ended February 1, 2003 ("fiscal 2002"). The Company earned $.27 per diluted share in the second quarter of fiscal 2003 compared with $.13 per diluted share in the second quarter of fiscal 2002. As such, diluted earnings per share increased 108% compared with the prior year period.

        The Company generated increased profits in both the stores and direct marketing segments in the second quarter of fiscal 2003 compared to the second quarter of 2002 driven by a 24.1% increase in net sales over the second quarter of fiscal 2002 and higher gross profit margins. Gross profit margin increased 230 basis points in the second quarter of fiscal 2003 as compared with the second quarter of 2002 as the Company continued to improve its sourcing of merchandise and management of markdowns.

        The Company opened six stores in the second quarter of fiscal 2003 and has opened 21 stores in the first half of fiscal 2003. Management believes the chain can grow to approximately 500 stores from the fiscal 2002 year-end base of 160 stores. The Company plans to open approximately 50 stores in fiscal 2003, between 50 to 75 stores in fiscal 2004 and between 75 to 100 stores each year thereafter to grow the chain to the 500 store level. However, the Company cannot assure you that it will open such number of stores. The store growth is part of a strategic plan the Company initiated in fiscal 2000. In the past three years, the Company has continued to increase the amount of store openings as its infrastructure and performance improved. As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001 and 25 new stores in fiscal 2002.

        The Company maintains a $75 million bank line of credit (the "Credit Agreement") that extends until April 2006. The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $39.8 million at August 2, 2003 compared with $34.7 million at the same time in fiscal 2002. Total bank debt outstanding under the Credit Agreement, excluding mortgages and long-term notes, was $24.0 million at August 2, 2003 compared with $0 at the same time in fiscal 2002. The Company also had outstanding term debt of $9.8 million and $11.1 million as of August 2, 2003 and August 3, 2002, respectively. The increased total debt compared with last year relates primarily to the purchase of inventories to support new store growth and to build the basic inventory levels. (See page 15 for a further discussion of inventories.)

        Management expects that capital expenditures will range between $16 and $18 million in fiscal 2003, primarily to fund the opening of new stores, the renovation of at least four major stores, an expansion in distribution center capacity, and the implementation of various systems initiatives.

Results of Operations

        The following table is derived from the Company's Condensed Consolidated Statements of Income and set forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales Three Months Ended		Percentage of Net Sales Six Months Ended
	August 3, 2002	August 2, 2003	August 3, 2002	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.1	44.8	47.2	43.8

Gross profit	52.9	55.2	52.8	56.2
General and administrative expenses	10.5	11.4	10.5	11.4
Sales and marketing expenses	38.5	37.6	37.5	38.2
Store opening costs	0.3	0.3	0.2	0.4

Operating income	3.6	5.9	4.6	6.2
Interest expense, net	0.5	0.6	0.5	0.5

Income before provision for income taxes	3.1	5.3	4.1	5.7
Provision for income taxes	1.3	2.2	1.6	2.4

Net income	1.8%	3.1%	2.5%	3.3%

        Net Sales—Net sales for the second quarter of fiscal 2003 increased 24.1%, to $64.4 million, compared with $51.9 million in the second quarter of fiscal 2002. Comparable store sales increased 12.5% in the second quarter of fiscal 2003 as compared with the second quarter of fiscal 2002. Net sales for the first half of fiscal 2003 increased 17.8%, to $126.7 million, compared with $107.6 million in the first half of fiscal 2002. Comparable store sales increased 6.3% in the first half of fiscal 2003 as compared with the first half of fiscal 2002. The increases in net sales were driven primarily by increases in sales of suits, shirts and ties in the second quarter and first half of fiscal 2003. For the first half of fiscal 2003 and fiscal 2002, suits represented approximately 32% and 30%, respectively, of total merchandise sales as the suit business continues to grow. Net sales also increased as a result of the opening of new stores as follows:

	Three Months Ended				Six Months Ended
	August 3, 2002		August 2, 2003		August 3, 2002		August 2, 2003
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	137	745	175	915	135	735	160	846
Stores opened	6	27	6	25	8	37	21	94
Stores closed	—	—	—	—	—	—	—	—

Stores open at the end of the period	143	772	181	940	143	772	181	940

*
Square feet is presented in thousands and excludes franchise stores

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

        Gross Profit—Gross profit (net sales less cost of goods sold) as a percent of net sales increased 230 basis points in the second quarter of fiscal 2003 to 55.2% and increased 340 basis points to 56.2% in the first half of fiscal 2003, as compared with the comparable periods of the prior year. The increased gross profit percent is primarily due to the continued improvement in sourcing of merchandise and management of markdowns.

        General and Administrative Expenses—General and administrative expenses, which consist primarily of corporate payroll and overhead and distribution center costs, increased $1.9 million in the second quarter of fiscal 2003 and increased $3.1 million in the first half of fiscal 2003 compared with the comparable periods in fiscal 2002. The increases were due primarily to higher payroll, travel-related costs and other expenses related to business expansion and higher distribution center costs as the Company processed over 95% and 70%, respectively, more units in the second quarter and first half of 2003 compared with the same periods in fiscal 2002.

        Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of store, factory store and direct marketing occupancy, selling and other variable costs and total company advertising and marketing expenses, increased $4.3 million in the second quarter of fiscal 2003 and increased $8.0 million in the first half of fiscal 2003 as compared to the same periods of fiscal 2002. The increase in sales and marketing expenses in the 38 stores which opened since the end of the second quarter of fiscal 2002 plus the incremental increase in expense in the 8 stores opened throughout the first half of 2002, were $3.5 million and $6.6 million in the second quarter and six months ended August 2, 2003, respectively. Sales and marketing expenses in the 118 stores which were open prior to fiscal 2002 were $.4 million and $1.1 million higher in the second quarter and six months ended August 2, 2003, respectively, than in the same periods in fiscal 2002 primarily as a result of higher sales commissions and increased occupancy costs.

        Store Opening Costs—Store opening costs increased $.1 million and $.4 million, respectively, during the second quarter and first half of fiscal 2003, principally as the Company opened more new stores in the first half of 2003 compared with the same period of the prior year.

        Interest Expense, net—Interest expense, net increased $.1 million in the second quarter of fiscal 2003 compared with the same quarter of the prior year due primarily to a $15.9 million higher average outstanding debt balance in the current quarter. Interest expense, net increased $.1 million for the first half of fiscal 2003 compared with the same period last year as the average outstanding debt balance increased $9.7 million and the average interest rate decreased.

        Income Taxes—The Company's effective tax rate, which consists of Federal and state income taxes was 41.7% and 41.0% in the fiscal second quarters of 2003 and 2002, respectively. The first half of fiscal 2003 effective income tax rate increased to 42.0% compared with 39.8% in the first half of fiscal 2002, as a result of higher state taxes due to increased tax rates and disallowance of certain deductions and higher marginal Federal income tax rates as income extends into higher tax brackets.

        Liquidity and Capital Resources—The Company maintains a $75 million line of credit under its bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories and accounts receivable. The Credit Agreement extends until April 2006. The Credit Agreement also includes a) financial covenants concerning minimum earnings before interest, income taxes, depreciation and amortization (EBITDA), b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $10 million. The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $39.8 million at August 2, 2003 and thus the covenants were not in effect. The Company cannot assure that these covenants will not go into effect in the future. Interest rates under the Credit Agreement are either at the prime rate or at LIBOR plus 1.5% at the Company's option. The Credit Agreement also includes provisions for a seasonal increase in the advance rate used to determine the borrowing base amount.

        The Company has outstanding several notes that are payable in monthly installments, including a mortgage in connection with its corporate offices and distribution center, and secured notes in connection with certain equipment. The aggregate amount outstanding under these notes at August 2, 2003 was $9.8 million.

        The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended
	August 3, 2002	August 2, 2003
Cash provided by (used in):
Operating activities	$9,843	$(22,673)
Investing activities	(4,673)	(8,944)
Financing activities	(3,410)	23,953

Net increase (decrease) in cash and cash equivalents	$1,760	$(7,664)

        In the first half of fiscal 2003, cash used in operating activities was $22.7 million due primarily to the $32.9 million increase in inventories. This was partially offset by an increase in net income exclusive of depreciation and amortization. Finished goods inventories increased $27.2 million during the first half of fiscal 2003, primarily to support new stores. Raw material inventories (wool) increased $5.7 million in the first half of fiscal 2003 as a result of the Company's continuing effort to contract directly with clothing manufacturers and cut out the middleman.

        Inventories at the end of the second quarter of fiscal 2003 were $111.2 million compared with $63.6 million at the end of the second quarter of fiscal 2002. The $47.6 million increase in inventories since the end of the second quarter of fiscal 2002 was due primarily to the following:

Amount (in millions)
The Company opened and stocked 38 new stores since the end of the second quarter of fiscal 2002	$14.6
Raw material (wool) added as part of the Company's increasing efforts to cut out the middleman (agents and brokers) in its inventory sourcing process and to contract directly with manufacturers to cut and sew its products; the Company is able to reduce its cost of inventory purchases by buying these raw materials and not paying commission or mark-up on the raw materials to the agents and brokers	8.6
Net increase in the inventories purchased for new stores to be opened in the second half of the year	4.4

Inventory purchases as part of the Company's plan to increase comparable store inventories which the Company believed were too low at the end of the second quarter of 2002; the second quarter 2002 comparable store inventories were 9% below the levels of 2001 and the Company believes sales were negatively affected in the second quarter of 2002 as a result of the low inventories; comparable store inventories were increased by approximately 7% compared with the desired levels of 2001 which the Company believes is the more appropriate operating level—these levels are consistent with the compounded comparable store sales increase of over 10% over the same time frame	4.5
Inventory purchases as part of the Company's plan to increase the shelf stock of certain basic programs to develop flexibility in growing the chain by ensuring that inventory is readily available to support higher sales	5.3
Fall inventory receipts that were moved forward to earlier delivery dates to support an expected higher sales trend in the second half of 2003	6.1
Assortment expansion and seasonal clearance merchandise	4.1

Increase in inventories – August 2, 2003 compared with August 3, 2002	$47.6

        Cash used in investing activities in the first six months of fiscal 2003 was $8.9 million, which was $4.3 million higher than in the first half of fiscal 2002. The increase was due primarily to the opening of 21 new stores in the first half of fiscal 2003, renovating four major stores and expanding the capacity of the distribution center to handle at least 400 stores.

        In the first half of fiscal 2003, $24.0 million of cash was provided by financing activities primarily to support the increase in inventories. The source of these funds was the Company's revolving loan under the Credit Agreement.

        For fiscal 2003, the Company expects to spend between $16 to $18 million on capital expenditures, primarily to fund the opening of approximately 50 new stores (of which 21 have been opened as of August 2, 2003), the renovation of four major stores, an expansion of the distribution center capacity and the implementation of various systems initiatives. The estimated capital expenditures are net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers and other documents from contractors. For the stores opened in fiscal 2002, the Company negotiated approximately $5.3 million of landlord contributions of which approximately $4.8 million have been collected, including $1.9 million which was collected in the first half of 2003. The majority of the remaining amount is expected to be received by the end of the third quarter. For the stores opened in the first half of 2003, the Company negotiated $3.7 million of landlord contributions of which approximately $.9 million were collected in the first half of 2003. The majority of the remaining amount is expected to be received by the end of fiscal 2003.

        Management believes the Company's cash from operations and availability under its Credit Agreement and term debt will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2003. The Company expects to increase the current credit line to support growth beyond 2003.

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

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At August 2, 2003, the Company had no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company's interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

  Item 4.    Internal Controls and Procedures

        CEO and CFO Certifications. Attached as exhibits to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-15 and 15d-15 the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

        Disclosure Controls.    Disclosure Controls are procedures that are designed for the purpose of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 (such as this quarterly report), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Internal Controls over Financial Reporting.    Internal Controls over Financial Reporting means a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and includes those policies and procedures that:

        —pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        —provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

        —provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

        Limitations on the Effectiveness of Controls.    The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls over Financial Reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Conclusions Regarding Disclosure Controls.    Based upon the required evaluation of Disclosure Controls as of August 2, 2003, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

        Changes to Internal Controls over Financial Reporting.    In accordance with the SEC's requirements, the CEO and the CFO note that, during the quarter ended August 2, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have materially affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        Item 4.    Submission of Matters to a Vote of Security Holders

        The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:

  a)
  The 2003 annual meeting of shareholders of the Company was held on June 17, 2003.

  b)
  Andrew A. Giordano was elected as director at the meeting. Gary S. Gladstein, David A. Preiser and Robert N. Wildrick continued in their respective terms of office as directors.

  c)
  The matters voted upon at the meeting and the votes were as follows:

	For	Withheld
1. Election of Directors
Andrew A. Giordano	3,467,744	1,696,847
2. Ratification of the selection of KPMG, LLP as the Company's independent public accountants for the fiscal year ending January 31, 2004.
For	Against	Abstain
5,071,870	92,621	100

        Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on form 8-K

    Form 8-K furnished May 9, 2003, providing News Release relating to first quarter of fiscal 2003 sales and estimated financial results.

    Form 8-K furnished May 20, 2003, providing News Release relating to first quarter of fiscal 2003 financial results.

    Form 8-K furnished July 15, 2003, providing News Release relating to Robert N. Wildrick, President and Chief Executive Officer of the Company, entered into a Rule 10b5-1 trading plan.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2003	Jos. A. Bank Clothiers, Inc. (Registrant)

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
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K