Form 10-Q
period 2003-11-01
BANK JOS A CLOTHIERS INC /DE/
filed 2003-12-16
CIK 920033

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2003.
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Numbers    0-23874

Jos. A. Bank Clothiers, Inc.

Delaware (State incorporation)	36-3189198 (I.R.S. Employer Identification Number)

500 Hanover Pike, Hampstead, MD (Address of Principal Executive Offices)	21074-2095 (Zip Code)

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

Yes    ☒        No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes    ☒        No    ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 5, 2003
Common Stock, $.01 par value	7,005,214

JOS. A. BANK CLOTHIERS, INC.
Index

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003
Net sales	$57,866	$72,011	$165,494	$198,725

Costs and expenses:
Cost of goods sold	25,391	30,439	76,219	86,418
General and administrative	6,583	7,946	17,872	21,865
Sales and marketing	22,187	27,498	62,516	75,859
Store opening costs	201	626	401	1,218

	54,362	66,509	157,008	185,360

Operating income	3,504	5,502	8,486	13,365
Interest expense, net	290	466	835	1,151

Income before provision for income taxes	3,214	5,036	7,651	12,214
Provision for income taxes	1,350	2,173	3,114	5,191

Net income	$1,864	$2,863	$4,537	$7,023

Earnings per share:
Net income:
Basic	$0.30	$0.43	$0.74	$1.10
Diluted	$0.26	$0.38	$0.65	$0.95
Weighted average shares outstanding:
Basic	6,188	6,702	6,134	6,376
Diluted	7,122	7,510	7,007	7,370

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	February 1, 2003	November 1, 2003
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,389	$582
Accounts receivable, net	2,830	6,374
Inventories:
Raw materials	8,945	11,926
Finished goods	69,311	117,652

Total inventories	78,256	129,578

Prepaid expenses and other current assets	7,071	8,825

Total current assets	96,546	145,359

NONCURRENT ASSETS:
Property, plant and equipment at cost	74,196	85,925
Accumulated depreciation and amortization	(37,623)	(41,780)

Net property, plant and equipment	36,573	44,145
Other noncurrent assets, net	874	821

Total assets	$133,993	$190,325

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,373	$35,319
Accrued expenses	24,569	25,652
Current portion of long-term debt	1,195	1,255

Total current liabilities	55,137	62,226
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	9,324	48,138
Deferred rent and other noncurrent liabilities	3,884	3,387

Total liabilities	68,345	113,751

STOCKHOLDERS' EQUITY:
Common stock	73	81
Additional paid-in capital	59,005	62,900
Retained earnings	11,628	18,651

	70,706	81,632
Treasury stock	(5,058)	(5,058)

Total stockholders' equity	65,648	76,574

Total liabilities and stockholders' equity	$133,993	$190,325

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands) (Unaudited)

	Nine Months Ended
	November 2, 2002	November 1, 2003
Cash flows from operating activities:
Net income	$4,537	$7,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,144	5,142
Other	—	247
Net decrease (increase) in operating working capital	(4,600)	(50,035)

Net cash provided by (used in) operating activities	4,081	(37,623)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(7,065)	(12,714)

Net cash used in investing activities	(7,065)	(12,714)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	37,204	71,463
Repayments under long-term Credit Agreement	(40,569)	(31,705)
Borrowing of other long-term debt	4,675	—
Repayment of other long-term debt	(700)	(884)
Net proceeds from issuance of common stock	2,453	3,656

Net cash provided by financing activities	3,063	42,530
Net increase (decrease) in cash and cash equivalents	79	(7,807)

Cash and cash equivalents—beginning of period	827	8,389

Cash and cash equivalents—end of period	$906	$582

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

        Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Nine Months Ended
	November 1, 2002	November 2, 2003
Interest paid	$863	$1,025
Income taxes paid	$2,421	$5,420

        Stock Option Plan—The Company applies the intrinsic-value-based method of accounting for stock issued to employees and directors to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeds the exercise price. There was no stock-based compensation expense recognized in the statements of income for the periods ended November 2, 2002. The Company recognized $132 and $247 for the three and nine months ended November 1, 2003 related to variable plan stock options. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all awards in the three month and nine month periods ended November 2, 2002 and November 1, 2003:

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003
Net income as reported	$1,864	$2,863	$4,537	$7,023
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax (1)	85	1,237	2,244	2,157

Pro forma net income	$1,779	$1,626	$2,293	$4,866

Pro forma basic net income per common share	$0.29	$0.24	$0.37	$0.76

Pro forma diluted net income per common share	$0.25	$0.22	$0.33	$0.66

(1)
Amounts for 2003 are net of compensation expense recognized for variable plan stock options.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in:

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003
Risk free interest rate	2.3% - 3.9%	3.5%	2.3% - 4.7%	3.3% - 3.9%
Expected volatility	69% - 81%	54%	69% - 81%	54%
Expected life	2.5 - 7 Years	3 Years	2.5 - 7 Years	1 - 7 Years
Contractual life	3 - 10 Years	1 - 10 Years	3 - 10 Years	1 - 10 Years
Expected dividend yield	—%	—%	—%	—%
Fair value of options granted	$10.76 - $11.88	$17.77	$5.05 - $11.88	$10.23 - $20.03
# of Options granted	13	100	293	306

        Reclassifications—Certain reclassifications have been made to the November 2, 2002 financial statements in order to conform with the November 1, 2003 presentation.

3.     WORKING CAPITAL

        The net change in operating working capital is composed of the following:

	Nine Months Ended
	November 2, 2002	November 1, 2003
(Increase) in accounts receivable, net	$(2,507)	$(3,544)
(Increase) in inventories	(12,524)	(51,322)
(Increase) in prepaids and other assets	(604)	(1,701)
Increase in accounts payable	10,484	5,946
Decrease in accrued expenses and other liabilities	551	586

Net (increase) in operating working capital	$(4,600)	$(50,035)

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

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003
Weighted average shares outstanding for basic	6,188	6,702	6,134	6,376
Dilutive effect of stock options	934	808	873	994

Weighted average shares outstanding for diluted	7,122	7,510	7,007	7,370

        The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company that were not included in the computation of diluted net income per share for the third quarters ended November 1, 2003 was 100 because the options were anti-dilutive.

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

Three months ended November 1, 2002

	Stores	Direct Marketing	Other	Total
Net sales (a)	$49,550	$5,915	$2,401	$57,866
Depreciation and amortization	1,065	15	390	1,470
Operating income (b)	9,713	1,223	(7,432)	3,504
Capital expenditures (d)	2,111	3	278	2,392

Three months ended November 1, 2003

	Stores	Direct Marketing	Other	Total
Net sales (a)	$61,549	$7,431	$3,031	$72,011
Depreciation and amortization	1,290	17	352	1,659
Operating income (b)	12,598	1,758	(8,854)	5,502
Capital expenditures (d)	3,148	0	351	3,499

Nine Months ended November 2, 2002

	Stores	Direct Marketing	Other	Total
Net sales (a)	$140,229	$18,636	$6,629	$165,494
Depreciation and amortization	2,999	46	1,099	4,144
Operating income (b)	24,338	4,403	(20,255)	8,486
Identifiable assets (c)	81,781	13,646	31,665	127,092
Capital expenditures (d)	4,597	11	2,457	7,065

Nine Months ended November 1, 2003

	Stores	Direct Marketing	Other	Total
Net sales (a)	$169,368	$21,899	$7,458	$198,725
Depreciation and amortization	3,538	48	1,556	5,142
Operating income (b)	32,237	5,784	(24,656)	13,365
Identifiable assets (c)	93,828	25,593	70,904	190,325
Capital expenditures (d)	10,494	6	2,214	12,714

(a)
Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in "Other".

(b)
Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the "Other" segment), interest and income taxes. Total Operating Income, per the accompanying Condensed Consolidated Statements of Income, represents profit before interest and income taxes.

(c)
Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and property, plant and equipment residing in or related to the reportable segment. Assets included in Other are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segments.

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

        Overview—For the third quarter of the Company's fiscal year ending January 31, 2004 ("fiscal 2003"), the Company's net income increased 53.6% to approximately $2.9 million compared with net income of approximately $1.9 million for the third quarter of the Company's fiscal year ended February 1, 2003 ("fiscal 2002"). The Company earned $0.38 per diluted share in the third quarter of fiscal 2003 compared with $0.26 per diluted share in the third quarter of fiscal 2002. As such, diluted earnings per share increased 46.2% compared with the prior year period.

        The Company generated increased profits in both the stores and direct marketing segments in the third quarter of fiscal 2003 compared to the third quarter of 2002 driven by a 24.4% increase in net sales over the third quarter of fiscal 2002 and higher gross profit margins. Gross profit margin increased 160 basis points in the third quarter of fiscal 2003 to 57.7% as compared with 56.1% in the third quarter of 2002 because the Company continued to improve its sourcing of merchandise and management of retail prices and related markdowns.

        The Company opened 25 stores in the third quarter of fiscal 2003 and has opened 46 stores in the first nine months of fiscal 2003. Management believes the chain can grow to approximately 500 stores from the fiscal 2002 year-end base of 160 stores. The Company plans to open an additional 4 or 5 stores in fiscal 2003, between 50 to 75 stores in fiscal 2004 and between 75 to 100 stores each year thereafter to grow the chain to the 500 store level. However, the Company cannot make any assurances that it will open such number of stores. The store growth is part of a strategic plan the Company initiated in fiscal 2000. In the past four years, the Company has continued to increase the amount of store openings as its infrastructure and performance improved. Accordingly, the Company opened ten new stores in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001, 25 new stores in fiscal 2002 and expect to open 50 to 51 new stores in fiscal 2003 (including 46 opened through November 1, 2003).

Results of Operations

        The following table is derived from the Company's Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales Three Months Ended		Percentage of Net Sales Nine Months Ended
	November 2, 2002	November 1, 2003	November 2, 2002	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.9	42.3	46.1	43.5

Gross profit	56.1	57.7	53.9	56.5
General and administrative expenses	11.4	11.0	10.8	11.0
Sales and marketing expenses	38.3	38.2	37.8	38.2
Store opening costs	0.4	0.9	0.2	0.6

Operating income	6.0	7.6	5.1	6.7
Interest expense, net	0.5	0.6	0.5	0.6

Income before provision for income taxes	5.5	7.0	4.6	6.1
Provision for income taxes	2.3	3.0	1.9	2.6

Net income	3.2%	4.0%	2.7%	3.5%

        Net Sales—Net sales for the third quarter of fiscal 2003 increased 24.4%, to $72.0 million, compared with $57.9 million in the third quarter of fiscal 2002. Comparable store sales increased 8.7% in the third quarter of fiscal 2003 as compared with the third quarter of fiscal 2002. Net sales for the first nine months of fiscal 2003 increased 20.1%, to $198.7 million, compared with $165.5 million in the first nine months of fiscal 2002. Comparable store sales increased 7.2% in the first nine months of fiscal 2003 as compared with the same period of fiscal 2002. The increases in net sales were driven primarily by increases in sales of suits, shirts and ties in the third quarter and first nine months of fiscal 2003, as well as increases in sportswear and furnishings in the third quarter of fiscal 2003. For the first nine months of fiscal 2003, suits represented approximately 31% of total merchandise sales. Net sales also increased as a result of the opening of new stores as follows:

	Three Months Ended				Nine Months Ended
	November 2, 2002		November 1, 2003		November 2, 2002		November 1, 2003
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	143	773	181	940	135	735	160	846
Stores opened	16	69	25	105	24	107	46	199
Stores closed	—	—	—	—	—	—	—	—

Stores open at the end of the period	159	842	206	1,045	159	842	206	1,045

*
Square feet is presented in thousands and excludes franchise stores

        Comparable store sales include merchandise sales generated in full-line and factory stores, excluding stores that had new stores opened in their immediate market area (within zero to ten miles) in the past 12 months. New stores are added to the comparable store base at the beginning of the second fiscal year after they open. As such, a new store may be excluded from comparable store sales for the first 13 to 23 months of operation. Franchise stores are not included in comparable store sales. Comparable store sales include catalog purchases made by customers while shopping in stores which are included in the comparable store base.

        Gross Profit—Gross profit (net sales less cost of goods sold) as a percent of net sales increased 160 basis points in the third quarter of fiscal 2003 to 57.7% from 56.1% for the third quarter of fiscal 2002 and increased 260 basis points to 56.5% in the first nine months of fiscal 2003 from 53.9% in the comparable periods of the prior year. The increased gross profit percent is primarily due to the continued improvement in sourcing of merchandise and management of retail prices and related markdowns.

        General and Administrative Expenses—General and administrative expenses, which consist primarily of corporate payroll and overhead and distribution center costs, increased $1.4 million in the third quarter of fiscal 2003 and increased $4.0 million in the first nine months of fiscal 2003 compared with the comparable periods in fiscal 2002. The increases were due primarily to higher payroll, travel-related costs and other expenses related to business expansion and higher distribution center costs.

        Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) store, factory store and direct marketing occupancy, b) selling and other variable costs and c) total Company advertising and marketing expenses, increased $5.3 million in the third quarter of fiscal 2003 and increased $13.3 million in the first nine months of fiscal 2003 as compared with the same periods of fiscal 2002. The increase in sales and marketing expenses in the 47 stores which opened since the end of the third quarter of fiscal 2002 plus the incremental increase in expense in the 24 stores opened throughout the first nine months of fiscal 2002 were $4.5 million and $11.3 million in the third quarter and nine months ended November 1, 2003, respectively. Sales and marketing expenses in the 118 stores which were open prior to fiscal 2002 were $0.6 million and $1.8 million higher in the third quarter and nine months ended November 1, 2003, respectively, than in the same periods in fiscal 2002 primarily as a result of higher sales commissions and increased occupancy costs.

        Store Opening Costs—Store opening costs increased $0.4 million and $0.8 million, respectively, during the third quarter and first nine months of fiscal 2003, principally because the Company opened more new stores in these periods compared with the same periods of the prior year.

        Interest Expense, net—Interest expense, net increased $0.2 million in the third quarter of fiscal 2003 compared with the same quarter of the prior year primarily due to a $23.2 million higher average outstanding debt balance in the current quarter. Interest expense, net increased $0.3 million for the first nine months of fiscal 2003 compared with the same period last year as the average outstanding debt balance increased $13.8 million and the average interest rate decreased.

        Income Taxes—The Company's effective tax rate, which consists of Federal and state income taxes, was 43.1% and 42.0% in the fiscal third quarters of 2003 and 2002, respectively and 42.5% and 40.7% in the first nine months of fiscal 2003 and 2002. The increased tax rates in 2003 are primarily a result of higher state taxes due to increased tax rates and disallowance of certain deductions and higher marginal Federal income tax rates as income extends into higher tax brackets.

        Liquidity and Capital Resources—The Company maintains a $75 million bank line of credit (the "Credit Agreement"), that extends until April 2006 which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories and accounts receivable. The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under the Credit Agreement, was $35.0 million at November 1, 2003 compared with $43.1 million at the same time in fiscal 2002. The decrease in availability was primarily a result of increased borrowings to support the increase in inventory levels necessitated by the Company's expansion and to build the basic inventory levels. Total bank debt outstanding under the Credit Agreement, excluding mortgages and long-term notes, was $24.0 million at November 1, 2003 compared with $6.5 million at the same time in fiscal 2002.

        The Credit Agreement includes a) financial covenants concerning (i) minimum earnings before interest, income taxes, depreciation and amortization (EBITDA) and (ii) limitations on capital expenditures and additional indebtedness and b) a restriction on the payment of dividends. The financial covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $10 million. The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $35.0 million at November 1, 2003, and thus the covenants were not in effect. The Company cannot make any assurances that these covenants will not go into effect in the future. Interest rates under the Credit Agreement are either at the prime rate or at LIBOR plus 1.5% at the Company's option. The Credit Agreement also includes provisions for a seasonal increase in the advance rate used to determine the borrowing base amount.

        The Company has outstanding several notes that are payable in monthly installments, including a mortgage in connection with its corporate offices and distribution center, and secured notes in connection with certain equipment. The aggregate amount outstanding under these notes at November 1, 2003 was $9.5 million as compared with $10.7 million as November 2, 2002.

        The following table summarizes the Company's sources and uses of funds as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended
	November 2, 2002	November 1, 2003
Cash provided by (used in):
Operating activities	$4,081	$(37,623)
Investing activities	(7,065)	(12,714)
Financing activities	3,063	42,530

Net increase (decrease) in cash and cash equivalents	$79	$(7,807)

        In the first nine months of fiscal 2003, cash used in operating activities was $37.6 million due primarily to an increase in inventories of $51.3 million. This increase was partially offset by an increase in net income exclusive of depreciation and amortization. Finished goods inventories increased $48.3 million during the first nine months of fiscal 2003, primarily to support new stores. Raw material inventories (wool) increased $3.0 million in the first nine months of fiscal 2003 as a result of the Company's continuing effort to contract directly with clothing manufacturers and cut out the middleman.

        Inventories at the end of the third quarter of fiscal 2003 were $129.6 million compared with $77.2 million at the end of the third quarter of fiscal 2002. The $52.4 million increase in inventories since the end of the third quarter of fiscal 2002 was due primarily to the following:

Description	Amount (in millions)
The Company opened and stocked 47 new stores since the end of the third quarter of fiscal 2002	$20.7
Net increase in inventories purchased for new stores to be opened after the end of the third quarter of fiscal 2003	1.7
Raw material (wool) added as part of the Company's increasing efforts to cut out the middleman (agent and brokers) in its inventory sourcing process to improve gross profit margin	7.1
Inventory purchases as part of the Company's plan to increase comparable store inventories which the Company believed were too low at the end of the third quarter of 2002; comparable store inventories were increased by approximately 8% compared with the desired levels of 2001 which the Company believes is the more appropriate operating levels — these levels are consistent with the comparable store sales increase of approximately 6% over the same time frame	10.6
Inventory purchases as part of the Company's plan to increase the safety stock of certain basic products to develop flexibility in

growing the chain by ensuring that inventory is readily available to support higher sales.	5.1
Assortment expansion, seasonal clearance merchandise and other	7.2

Total inventory increase (third quarter of 2003 compared with third quarter of 2002)	$52.4

        Cash used in investing activities in the first nine months of fiscal 2003 was $12.7 million, which was $5.6 million higher than in the first nine months of fiscal 2002. The increase was due primarily to the opening of 46 new stores in the first nine months of fiscal 2003, renovating four major stores and expanding the capacity of the distribution center to handle at least 400 stores.

        In the first nine months of fiscal 2003, $42.5 million of cash was provided by financing activities primarily to support the increase in inventories necessitated by the Company's expansion and to build the basic inventory levels. The source of these funds was $39.8 million from the Company's revolving loan under the Credit Agreement and $3.7 million from proceeds of the exercise of stock options. Also, the Company used $0.9 million for the repayment of long-term debt.

        For fiscal 2003, the Company expects to spend between $16 to $17 million on capital expenditures, primarily to fund the opening of approximately 50 new stores (of which 46 have been opened as of November 1, 2003), the renovation of four stores, an expansion of the distribution center capacity and the implementation of various systems initiatives. Capital expenditures were $12.7 million for the first nine months of fiscal 2003.

        The estimated capital expenditures are net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers and other documents from contractors. For the stores opened in fiscal 2002, the Company negotiated approximately $5.3 million of landlord contributions all of which have been collected, including $2.4 million which was collected in fiscal 2003. For the stores opened in the first nine months of 2003, the Company negotiated $8.2 million of landlord contributions of which approximately $1.8 million were collected in the first nine months of 2003.

        Management believes the Company's cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2003. The Company expects to increase the current credit line to support growth beyond 2003.

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

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At November 1, 2003, the Company had no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company's interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

  Item 4.    Internal Controls and Procedures

        CEO and CFO Certifications.    Attached as exhibits to this quarterly report are the certifications of the CEO and the CFO required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Certifications"). This section of the quarterly report contains the information concerning the evaluation of Disclosure Controls and changes to Internal Controls over Financial Reporting referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

        Conclusions Regarding Disclosure Controls.    Based upon the required evaluation of Disclosure Controls as of November 1, 2003, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO.

        Changes in Internal Controls over Financial Reporting.    In accordance with the SEC's requirements, the CEO and the CFO note that, during the quarter ended November 1, 2003, there have been no significant changes in Internal Controls over Financial Reporting or in other factors that have materially affected or are reasonably likely to materially affect Internal Controls over Financial Reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

10.22	Third Amendment to Employment Agreement dated October 2, 2003 between Robert N. Wildrick and the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

    Form 8-K furnished August 20, 2003, providing News Release relating to second quarter of fiscal 2003 financial results (and not incorporated herein by reference).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2003	Jos. A. Bank Clothiers, Inc. (Registrant)

/s/ DAVID E. ULLMAN David E. Ullman Executive Vice President, Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In Thousands)
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In Thousands) (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Amounts in Thousands Except Per Share Amounts and the Number of Stores)
PART II. OTHER INFORMATION