Form 10-K
period 2003-01-31
BANK JOS A CLOTHIERS INC /DE/
filed 2004-04-15
CIK 920033

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended January 31, 2004("Fiscal 2003").
☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from to .

[Commission file number 0-23874]

JOS. A. BANK CLOTHIERS, INC.
(Exact name of registrant as specified in its character)

Delaware (State of Incorporation)	36-3189198 (I.R.S. Employer Identification No.)
500 Hanover Pike, Hampstead, MD (Address of principal executive offices)	21074 (zip code)
(410) 239-2700 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Act: Common Stock (the "Common Stock") par value $.01 per share; and Rights to purchase units of Series A Preferred Stock

        Securities registered pursuant to Section 12(b) of the Act: None

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

        The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System at August 1, 2003 was approximately $219,968,789. The determination of the "affiliate" status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the registrant for any other purposes.

        The number of shares of Common Stock, par value $0.01 per share, outstanding on April 7, 2004 was 10,641,208.

DOCUMENTS INCORPORATED BY REFERENCE:

        The Company will disclose the information required under Part III (items 10-14) and Part II, Item 5(d) either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of its fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004 (the first business day following 120 days from the close of the Company's fiscal year ended January 31, 2004).

        Index to the exhibits appears on Pages 25 through 27.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words "estimate," "project," "plan," "anticipate," "expect," "intend," "outlook," "may," "believe," and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those forecast due to a variety of factors outside of the Company's control that can affect the Company's operating results, liquidity and financial condition such as risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. Such risk factors are more fully described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company cautions that the foregoing list of important factors is not exclusive.

        Common Stock Dividend.    On January 13, 2004, the Company's Board of Directors declared a 50% common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in Management Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, and notes thereto have been adjusted to reflect the stock dividend.

PART I

Item 1.    BUSINESS

General

        Jos. A. Bank Clothiers, Inc., a Delaware corporation (the "Company" or "Jos. A. Bank"), is a designer, retailer and direct marketer (through stores, catalog and internet) of men's tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 214 retail stores (including seven outlet stores and ten franchise stores) located throughout 35 states and the District of Columbia in the United States, as well as through the Company's nationwide catalog and internet (www.josbank.com) operations.

        The Company's products are targeted at the male career professional, and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. The Company's products are offered at "Three Levels of Luxury" which include the opening Jos. A. Bank Collection as well as the more luxurious Signature and Signature Gold Collections. The Company sources all of its products through third party vendors, suppliers and/or agents using the Jos. A. Bank designs and specifications.

        The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. Information presented for the fiscal years ended February 2, 2002, February 1, 2003 and January 31, 2004 are hereinafter referred to as fiscal 2001, fiscal 2002 and fiscal 2003.

Strategy

        The Company, established in 1905, has reinvented itself over the past four years by focusing on its "Four Pillars of Success" which include:

  1.
  Quality
  2.
  Service
  3.
  Inventory Commitment, and
  4.
  Product Innovation

        The Company instills these four factors into all aspects of its operation and believes they help drive to create a unique specialty retail environment that develops customer loyalty. Examples of the Company's commitment to this strategy includes:

  •
  continually increasing the already high level of quality of its products by developing and maintaining stringent design and manufacturing specifications;

  •
  developing its multi-channel retailing concept by opening more stores and expanding the catalog and internet operation, thus offering multiple convenient channels for customers to shop;

  •
  expanding its product assortment, including developing the "Three Levels of Luxury" and continuing to add innovative new products;

  •
  increasing its product design capabilities while eliminating the middleman in the sourcing of its products; and

  •
  providing outstanding customer service and emphasizing high levels of inventory fulfillment for its customers.

        The Brand.    The Company's branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has "Three Levels of Luxury" and one unwavering level of quality. The "Three Levels of Luxury" range from its original Jos. A. Bank Collection to the more luxurious Signature Collection to the exclusive Signature Gold Collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, ranging from Super 100's fine wool to the rare 150's wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited edition collectors' items.

        The Company emphasizes customer service in all aspects of the business. Sales associates focus on developing close business relations with their customers to help serve all of the customer's clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the catalog or internet. A tailor is staffed in each store to ensure prompt, high quality alteration service for our customers.

        Multi-Channel Retailing.    The Company's strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the internet or catalog. The Company believes the synergy between its stores, its internet site and its catalog offers an important convenience to our customers and a competitive advantage to the Company. The Company believes it has significant opportunity to leverage the three channels of selling by promoting each channel together to create awareness of the brand. For example, the internet site provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and internet traffic.

        As a customer convenience, the Company's information systems enable customers to purchase all products that are offered in the catalog and internet while in a store. Conversely, customers may have catalog purchases shipped to a store for alteration and pickup and can return or exchange catalog and internet purchases at a store.

        Store Growth.    The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and by entering new markets. The Company opened 21 new stores in fiscal 2001, 25 new stores in fiscal 2002 and 50 new stores in fiscal 2003 as part of its plan to increase the chain to approximately 500 stores by 2007. The Company intends to open new stores in existing markets which should allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure, as well as in new markets such as the western part of the United States. The Company opened its first stores in California, Nevada, Arkansas and West Virginia in fiscal 2003.

        Product Design and Sourcing.    The Company has increased its design capabilities in the past four years, and now designs substantially all of its products. The designs are provided to a world-wide vendor base to manufacture. In certain cases, the Company has eliminated the middlemen (e.g. agents, importers, brokers) in its sourcing process and contracts directly with manufacturers. The Company's product design and sourcing strategies have resulted in reduced product costs, which have enabled the Company to design additional quality into its products, increase gross profit margins and fund the development of the infrastructure needed to grow the chain.

Segments

        The Company has two reportable segments: Stores and Direct Marketing (internet and catalog). The Company has included information with regard to these segments for each of its last three fiscal years under Note 11 of its Consolidated Financial Statements.

        Stores.    The Company's store segment includes all Company-owned stores except for its factory stores. The Company has targeted specialty retail centers with certain co-tenancy for new store locations and has developed and implemented a new store prototype for all stores that have been opened since the beginning of fiscal 2001.

        The Company opened 50 stores in fiscal 2003 and expects to accelerate the pace of store openings in subsequent years, including plans to open between 55 to 65 stores in fiscal 2004 and 75 to 100 stores each fiscal year thereafter as the Company increases the chain to approximately 500 stores. The Company's real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attracts customers with demographics that are similar to the Company's target customer. The specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown financial districts. As of January 31, 2004, the store mix of the 193 full-line Company-owned stores (excluding seven factory stores and ten franchise stores) consisted of 50 malls, 46 outdoor lifestyle centers, 19 downtown financial districts and 78 strip centers or freestanding stores.

        The Company's new store prototype was designed in the second half of fiscal 2000 and was introduced in March 2001 in Charlottesville, Virginia. The design emphasizes an open shopping experience that coordinates its successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. In the stores that have been opened in the last two fiscal years, approximately 80% of a store's space is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The Company expects that future stores will vary in size from approximately 4,000 to 5,500 square feet depending on the market. The full-line stores averaged approximately 5,300 square feet at the end of fiscal 2003. The stores opened in fiscal 2002 and fiscal 2003 averaged approximately 4,600 and 4,400 square feet, respectively.

        The cost to open a new store is based on store size and landlord construction allowances. In fiscal 2003, the average cost to build a new store was approximately $225,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The average cost is net of an average landlord construction allowance of approximately $170,000 per store. New stores also require an inventory investment of approximately $350,000 to offer a full range of products, with higher inventory levels during certain peak periods. The inventory levels in a new store are also increased as the store's sales mature.

        Substantially all stores have a tailor shop which provides a range of tailoring services as a convenience to its customers. The stores are designed to utilize Company-owned regional overflow tailor shops which allow the use of smaller tailor shops within each store. Operating the regional tailor shops has allowed the Company to optimize the number of tailors in the stores by sending all overflow work to regional tailor shops. These overflow shops experience higher productivity as the tailors focus solely on alterations, whereas store tailors assist customers during the course of the day. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work.

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

        The Company has seven outlet stores which are used to liquidate excess merchandise and offer certain first quality products at a reduced price. Because of the classic character of the Company's merchandise and aggressive store clearance promotions, historically, the Company has been able to sell substantially all of its products through its stores and has not been required to sell significant amounts of inventory to third party liquidators.

        At April 7, 2004, the Company operated 214 retail stores, (including seven factory stores and ten franchise stores) in 35 states and the District of Columbia. The following table sets forth the stores that were open at such date.

JOS. A. BANK STORES

State	Total # Of Stores		State	Total # Of Stores
Alabama	3	(a)	Mississippi	1	(a)
Arkansas	1		Missouri	3
California	5		Nevada	1
Colorado	5		New Jersey	14
Connecticut	5		New York	12
Delaware	1		North Carolina	11	(a)
Florida	14		Ohio	11
Georgia	10	(a)(b)	Oklahoma	2
Illinois	13	(a)	Pennsylvania	13	(b)
Indiana	2		Rhode Island	1
Iowa	1		South Carolina	3
Kansas	3		Tennessee	6	(a)
Kentucky	2		Texas	17
Louisiana	3	(a)	Utah	2
Maryland	11	(b)	Virginia	16	(b)
Massachusetts	4		Washington, D.C.	3
Michigan	8		West Virginia	1
Minnesota	3		Wisconsin	3

			Total	214

(a)
Includes one or more franchise stores

(b)
Includes one or more factory stores

        Direct Marketing.    The Company's direct marketing segment, consisting of its catalog and internet channels, is a key part of the Company's multi-channel concept. The direct marketing segment accounted for approximately 11% of net sales in fiscal 2003 and 12% of net sales in fiscal 2002. The direct marketing segment recorded a sales increase of 16.8% in fiscal 2003. The Company's catalogs offer potential and existing customers convenience in ordering the Company's merchandise. In fiscal 2003 and fiscal 2002, the Company distributed approximately 7.8 and 8.0 million catalogs, respectively, representing catalogs mailed to customers and catalogs distributed through stores.

        The catalog and internet site offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate our high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers increasingly are becoming more comfortable purchasing traditional business attire through the catalog and internet, as suits represented approximately 20% of net sales in the direct marketing segment in fiscal 2003.

        To make catalog shopping as convenient as possible, the Company maintains a toll-free telephone number accessible 24 hours a day, seven days a week. The Company uses on-line computer terminals to enter customer orders and to retrieve information about merchandise and its availability. Catalog sales associates can help customers select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In most cases, sample merchandise is available for catalog sales associates to view, thereby allowing them to better assist customers. Clothing purchased from the catalog may be returned to any of the Company's stores or to the Company by mail.

        The Company has experienced strong growth in its internet sales in each of the past three fiscal years. The Company has established over 2,000 affiliate arrangements. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliates. In November 2002, the Company created an affiliate arrangement with Amazon.com. The Company expects to continue to pursue affiliate arrangements.

        The Company's internet site has many customer-friendly features such as high processing speed, real-time inventory status, order confirmation and product search capabilities, among others. The site has enabled the Company to be more responsive to trends to be able to increase sales.

        To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system, while internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it automatically updates all files, including the Company's customer mailing list, and permits the Company to measure the response to individual catalog mailings and internet email promotions. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company's order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as United Parcel Service priority. Sales and inventory information is available to the Company's buyers the next day.

Merchandising

        The Company believes it fills a niche of providing upscale classic, professional men's clothing with impeccable quality at a reasonable price. The Company's merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear and golf apparel, all sold under the Jos. A. Bank label. Its product offering includes tuxedos, suits, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear. The Company also sells branded shoes from several vendors, which are the only products it sells not using the Jos. A. Bank brand.

        The Company's branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has "Three Levels of Luxury" and one unwavering level of quality. The "Three Levels of Luxury" range from its original Jos. A. Bank Collection, to the more luxurious Signature Collection to the exclusive Signature Gold Collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, ranging from Super 100's fine wool to the rare 150's wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited edition collectors' items.

        The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customer. Suits accounted for 27% of the Company's net sales in fiscal 2003 and 2002, and serve as the foundation to the Company's extensive offering of other products. As the corporate work environment trended to casual wear in the recent years, the Company's product offering was modified to meet the needs of the Jos. A. Bank customer. Conversely, the Company was able to serve a slight shift in customer demand in fiscal 2002 and 2003 as men began to dress up more in the workplace and were buying the more luxurious Signature and Signature Gold collection products.

        The Company has many unique products to serve its customers' needs and believes that continued development of innovative products is one of its "Pillars of Success". It has the TRIO collection as one of the Company's solutions to corporate casual attire. The TRIO consists of a tailored jacket with two pants, one matching the jacket and one in a coordinating pattern. Therefore, the outfit can be worn as a suit, sportcoat/slack combination or as a casual outfit. The Company also offers its customers its Separates line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including Super 100's wool and natural stretch wool. The Separates line allows a customer to buy a suit with minimal alteration that will fit their unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage. The TRIO and Separate lines accounted for approximately 44% of suit sales in fiscal 2003.

        The Company also has a very successful line of wrinkle resistant all cotton dress shirts that are made using a patented process that is owned by the vendor. The Company believes it has one of the most extensive selections of sport coats and dress pants in the industry. The Company developed its Vacation-in-Paradise ("VIP") line of casual vacation wear in fiscal 2002. Its David Leadbetter Golf Apparel offers sportshirts, sweaters and casual trousers and is a unique product in the sportswear category. In fiscal 2004, the Company has introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful "Traveler" collection of products.

Design and Purchasing

        The Jos. A. Bank merchandise is designed through the coordinated efforts of the Company's merchandise buying and planning staffs working in conjunction with finished goods suppliers and third party contract manufacturers around the world. The process of creating a new garment begins up to nine months before the product's expected in-stock date. Substantially all products are made to the Company's rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandise management staff oversees the development of each product in terms of style, color and fabrication. The Company's planning staff is responsible for providing each channel of business with the correct amount of products at all times. Since the Company's designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers.

        The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by designing its tailored products, selecting and, in certain cases, purchasing raw materials (finished wool) and then having merchandise manufactured to its own specifications by third party contract manufacturers, either domestically or abroad. All products manufactured must conform to the Company's rigorous specifications with respect to standardized sizing and quality. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company's competitors. In fiscal 2002, the Company began using one agent to source a portion of its product that comes from certain countries from or near Asia.

        Approximately 24% of the total product purchases (including piece goods) in fiscal 2003 were sourced from United States suppliers, and approximately 76% were sourced from suppliers in other countries. In fiscal 2003, approximately 15% of the total product purchases were manufactured in Mexico. No other country represented more than 10% of total product purchases in fiscal 2003.

        Also as discussed above, the Company uses an agent to source a portion of its products from various companies that are located in or near Asia (including China, Hong Kong, Singapore and Taiwan). Purchases through this agent represented approximately 20% of the total product purchases in fiscal 2003. The Company also makes other purchases from manufacturers and suppliers in Asia. Six other suppliers each represented over approximately 5% of total product purchases in fiscal 2003.

        The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. Total raw materials represented approximately 23% of the total product purchases made by the Company. In fiscal 2003, six vendors accounted for over 73% of the raw materials purchased by the Company.

        The Company transacts substantially all of its business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer other than an agreement with one raw materials supplier to purchase up to approximately $9 million through fiscal 2004 at a specified price. A portion of the commitment can extend into 2005; however the amount of the commitment would not change. The Company ordinarily commits to purchases of inventory six to nine months in advance.

        In 2003, the Company implemented two new information systems that increased its ability to communicate design specifications to its worldwide vendor base and to increase its ability to manage the status of raw materials and production in plants around the world.

        The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers, contract manufacturers and agents and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms, but it cannot guarantee such results.

Marketing, Advertising and Promotion

        Strategy.    The Company has historically used mass media print and radio and direct mail marketing, advertising and promoting activities in support of its store and catalog/internet operations. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale classic clothing offered at a value. The Company has a database of over 1.6 million active names of people which are evaluated for mailing and which have previously made a purchase from either the Company's retail store, internet site or catalog or have requested a catalog or other information from the Company. Of these, approximately one million individuals have made such purchases or information requests in the past 24 months. The Company selects names from this database based on expectations of response to specific promotions which allows the Company to efficiently use its advertising dollars.

        Throughout each season, the Company promotes specific items or categories at specific prices that are below the initial retail price. These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company conducts clearance sales to promote the sale of that season's merchandise.

        Corporate Card.    Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all full-line stores as well as for catalog and internet purchases. Over 45,000 companies nationally, from privately-owned small companies to large public companies, are now participating in the program. Participating companies are able to promote the card as a free benefit to their employees.

        Apparel Incentive Program.    Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.

Distribution

        The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company specifications. The merchandise is then allocated to individual stores or to warehouse stock. As applicable, the merchandise is then packed for delivery and shipped to the stores, principally by common carrier. Each store generally receives a shipment of merchandise twice a week from the distribution center; however, when necessary because of a store's size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to catalog/internet customers are also made from the central distribution facility.

        To support the new store growth, the Company upgraded its distribution center in fiscal 2001 and fiscal 2003 at a total cost of approximately $5.0 million and it is now capable of handling up to 400 stores. The Company expects to spend approximately $3 to $4 million in fiscal 2004 to increase the distribution center capacity to handle 500 stores.

Management Information Systems

        Many of the Company's information systems have been updated in the last five years. In August 1998, the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. The Company expects to again upgrade this key system in the next 12 to 24 months. In fiscal 1999, the Company upgraded its catalog system and replaced its point-of-sale (POS) system. In fiscal 2000 the Company designed and implemented a new internet site. In fiscal 2003, the Company implemented two new systems that increased their ability to communicate design specification to its worldwide vendor base and to increase its ability to manage status of raw materials and production in plants around the world. By using these systems, the Company is able to capture greater customer data and has increased its marketing efficiency using such data.

Competition

        The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men's apparel. The Company is one of only a few multi-channel retailers focusing exclusively on mens apparel which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on greater selection of merchandise and superior customer service and product innovation as part of its "Four Pillars of Success". The Company competes with, among others, Brooks Brothers, Nordstrom, Men's Wearhouse and Lands End, as well as local and regional competitors in each store's market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

Trademarks

        The Company is the owner or exclusive licensee in the United States of the marks "Jos. A. Bank", "The Miracle Collection", and "Vacation-in-Paradise". "Jos. A. Bank" and "The Miracle Collection" are trademarks registered in the United States Patent and Trademark Office. Applications are pending for the Federal registration of "Vacation-in-Paradise". A Federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company's rights in the Jos. A. Bank trademark are a material part of the Company's business. Accordingly, the Company intends to maintain its use of the trademark. The Company is not aware of any claims of infringement or other material challenges to the Company's right to use its marks in the United States.

        In addition, the Company has registered "josbank.com" and various other internet domain names. The Company intends to renew its registration of domain names from time to time for the conduct and protection of its e-commerce business.

Seasonality

        Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. However, as the Company's merchandise continues to include more Corporate Casual and Sportswear and as more new stores are opened in the second half of the year, profits generated during the fourth quarter have become a larger portion of annual profits.

Employees

        As of April 7, 2004, the Company had approximately 1,870 employees, consisting of 380 part-time employees and 1,490 full-time employees.

        As of April 7, 2004, approximately 180 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement extends to February 28, 2006. The Company believes that union relations are good. During the past 50 years, the Company has had only one work stoppage, which occurred more than 20 years ago. The Company believes that its relations with its non-union employees are also good.

        A small number of sales associates are union members under a separate contract which extends to April 30, 2006.

Available Information

        The Company's principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. The Company's telephone number is (410) 239-2700 and its website address is www.josbank.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on its website free of charge as soon as practicable after they are filed with the Securities and Exchange Commission. In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet Site that contains reports, proxy and information statements. Its web address is www.sec.gov.

Item 2.    DESCRIPTION OF PROPERTY

        The Company owns its distribution and corporate office facility located in Hampstead, Maryland, subject to certain financing liens. (See Item 7, Managements' Discussion and Analysis and "Consolidated Financial Statements—Note 5.") The Company believes that its existing facility is well maintained and in good operating condition. The table below presents certain information relating to the Company's corporate property as of April 7, 2004:

Location	Gross Square Feet	Owned/ Leased	Primary Function
Hampstead, Maryland	315,000	Owned	Corporate offices, distribution center, catalog order and fulfillment and regional tailoring overflow shop

        This facility was upgraded in the past several years including the addition of several second level mezzanines, which increased the total floor space to approximately 315,000 square feet.

        As of April 7, 2004, the Company had 204 Company-operated stores (including its outlet stores and excluding its franchise stores) all of which were leased. The full-line stores average approximately 5,300 square feet as of the end of fiscal 2003, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 1,900 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than in freestanding locations, makes contributions toward the common area operating costs. Certain facility leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company's leases provide for an increase in annual fixed rental payments during the lease term and are noncancelable.

        The Company also leases one overflow tailoring facility in Atlanta, Georgia. This facility receives customers' goods from full-line stores which are altered and returned to the store for customer pickup.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the quarter ended January 31, 2004.

PART II

Item 5.    MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND INSURER PURCHASES OF EQUITY SECURITIES

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

	Fiscal 2002		Fiscal 2003
	High	Low	High	Low
1st Quarter	$12.36	$4.62	$19.23	$13.40
2nd Quarter	15.91	8.25	28.00	16.09
3rd Quarter	17.00	8.44	34.23	25.40
4th Quarter	17.66	13.74	29.28	21.03
1st Quarter (through April 7, 2004)	$39.15	$29.10

On April 7, 2004 the closing sale price of the Common Stock was $38.85

  (b)
  Holders of Common Stock

    As of April 7, 2004 there were 88 holders of record of the Company's Common Stock.

  (c)
  Dividend Policy

        The Company intends to retain its earnings to finance the development and expansion of its business and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not declared or paid any cash dividends in the last two fiscal years. In addition, the Company's Credit Agreement prohibits the Company from paying cash dividends, without prior approval from the lender.

  (d)
  Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding compensation plans under which the Company's equity securities may be issued is included in Item 12. Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under Item 12 either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of it s fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data with respect to each of the fiscal years in the five-year period ended January 31, 2004 (fiscal 2003) have been derived from the Company's audited Consolidated Financial Statements. Fiscal 2000 was a 53-week year and all other years consisted of 52 weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal Years
	1999		2000	2001		2002	2003
Consolidated Statements of Income Information:
Net sales	$193,529		$206,252	$211,029		$243,436	$299,663
Cost of goods sold	100,030		104,943	101,676		109,836	127,364

Gross profit	93,499		101,309	109,353		133,600	172,299
Operating expenses:
Sales and marketing	67,694		71,264	75,968		89,015	109,699
General and administrative	18,965		20,609	21,290		24,310	30,554
Store opening costs	153		363	405		528	1,539
Executive payouts and other one-time charges	3,102	(a)	—	210	(b)	—	—

Total operating expenses	89,914		92,236	97,873		113,853	141,792

Operating income	3,585		9,073	11,480		19,747	30,507
Interest expense, net	1,346		1,034	1,364		1,098	1,623

Income before provision for income taxes	2,239		8,039	10,116		18,649	28,884
Provision for income taxes	873		3,015	3,595		7,702	12,281

Net income	$1,366		$5,024	$6,521		$10,947	$16,603

Per share information (diluted)(c):
Net income per share	$0.13		$0.54	$0.70		$1.03	$1.49

Diluted weighted average number of shares outstanding(c)	10,338		9,374	9,306		10,587	11,106
Balance Sheet Information (as of end of fiscal year):
Working capital	$26,492		$28,650	$37,757		$41,889	$72,209
Cash and cash equivalents	1,087		3,126	827		8,389	875
Total assets	84,751		88,954	108,457		136,132	186,511
Total debt	9,366		6,869	16,638		10,519	29,863
Total noncurrent liabilities (including debt)	11,725		9,893	19,003		15,773	35,031
Stockholders' equity	43,786		45,708	52,252		65,648	87,502
Other Data (as of end of fiscal year):
Number of stores	108		116	135		160	210

(a)
Represents payouts in 1999 to the Company's former Chairman, CEO and President, costs to hire and relocate successors and the costs to discontinue an unprofitable business.

(b)
Represents primarily professional fees incurred in fiscal 2001 in conjunction with a strategic action considered by the Board of Directors.

(c)
On January 13, 2004, the Company's Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the Form 10K and consolidated financial statements, and notes thereto have been adjusted to reflect the stock dividend.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this form 10-K.

Overview

        Net income in fiscal 2003 increased 52% to approximately $16.6 million compared with approximately $10.9 million in fiscal 2002. The Company achieved record net income and earnings per share in each of the four quarters in fiscal 2003. The increased earnings were primarily attributable to:

  •
  23.1% increase in net sales with increases in both the stores and direct marketing (catalog and internet) segments;

  •
  260 basis point increase in gross profit margins; and

  •
  the opening of 50 new stores.

        Management believes that the chain can grow to approximately 500 stores from the fiscal 2003 year-end base of 210 stores. The Company plans to open between 55 to 65 stores in fiscal 2004 and between 75 to 100 stores each year thereafter to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company initiated in fiscal 2000. In the past four years, the Company has continued to increase the number of store openings as infrastructure and performance has improved. As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001, 25 new stores in fiscal 2002 and 50 new stores in fiscal 2003. Fiscal 2004 store openings are currently scheduled as follows: 10 stores in the first quarter (five of which were opened as of April 7, 2004); 10 stores in the second quarter and the rest thereafter.

        Capital expenditures should range between $17 and $20 million in fiscal 2004, primarily to fund the opening of approximately 55 to 65 new stores, the renovation and/or relocation of at least two major stores, an expansion in distribution center capacity, and the implementation of various systems initiatives. The Company also expects inventories to increase in 2004 to support new store openings, sales growth in existing segments and other initiatives.

        The Company amended its Credit Agreement with its bank in January, 2004 extending the term to April, 2008 and increasing its available borrowings up to $125 million, if needed and if supported by its borrowing base formula under the Credit Agreement. The amended agreement increased the borrowing capacity from $75 million.

        The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $52.4 million at January 31, 2004 compared with $43.1 million at the same time in fiscal 2002. Total bank debt outstanding under the Credit Agreement, excluding mortgages and long-term notes, was $20.6 million at January 31, 2004 compared with $0.1 million at February 1, 2003. The increased debt compared with last year is primarily a result of the funding of inventories to support new store growth and to build the basic inventory levels as part of an always-in-stock program.

        Common Stock Dividend.    On January 13, 2004, the Company's Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30,

2004. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto have been restated to reflect the stock dividend.

Critical Accounting Policies and Estimates

        In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and Company-specific circumstances. The Company believes the following critical accounting policies require management's most significant judgments and estimates in preparing the Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Consolidated Financial Statements.

          Inventory.    The Company records inventory at the lower of cost or market. Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal. Management's sales assumptions are based on the Company's experience that historically most of the Company's inventory is sold through the Company's primary sales channels and the Company has not been required to sell significant amounts of inventory to third party liquidators. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

          Asset Valuation.    Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The valuation of these assets is dependent on the Company's ability to continue to generate profits at both the Company and store levels.

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

	Percentage of Net Sales Fiscal Year
	2001	2002	2003
Net sales	100%	100%	100%
Cost of goods sold	48.2	45.1	42.5

Gross profit	51.8	54.9	57.5
Sales and marketing expenses	36.0	36.6	36.6
General and administrative expenses	10.1	10.0	10.2
Store opening costs	0.2	0.2	0.5
One-time charge	0.1	—	—

Operating income	5.4	8.1	10.2
Interest expense, net	0.6	0.4	0.6

Income before provision for income taxes	4.8	7.7	9.6
Provision for income taxes	1.7	3.2	4.1

Net income	3.1%	4.5%	5.5%

Fiscal 2003 Compared to Fiscal 2002

        Net Sales—Net sales increased 23.1% to $299.7 million in fiscal 2003 compared with $243.4 million in fiscal 2002. Total full-line store sales increased 24.5% in fiscal 2003 due primarily to a 8.2% increase in comparable store sales and the opening of new stores as shown below. Direct marketing sales increased 16.8% due primarily to improved targeting of catalog recipients, an increase in the internet customer database and internet affiliates. The catalog circulation was 7.8 million in fiscal 2003 compared to 8.0 million in fiscal 2002.

        The increase in net sales were driven primarily by increases in sales of suits, shirts and ties and increases in sales of more luxurious Signature and Signature Gold products. For fiscal 2003 and 2002, suits represented approximately 27% of total merchandise sales. Net sales also increased as a result of the opening of new stores as follows:

	Fiscal 2002		Fiscal 2003
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the year	135	735	160	846
Stores opened	25	111	50	216
Stores closed	—	—	—	—

Stores open at the end of the year	160	846	210	1,062

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

        Gross Profit—Gross profit (net sales less cost of goods sold) increased to $172.3 million or 57.5% of net sales in fiscal 2003 from $133.6 million or 54.9% of net sales in fiscal 2002, an increase of 260 basis points. The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased and increases in retail prices primarily as sales of more luxurious Signature and Signature Gold products increased. Gross profit margins increased in substantially all major product categories. The Company is continuing its efforts to achieve further increases in gross profit percent of sales in the future, with at least a 100 basis point improvement expected in fiscal 2004 and potential for further increases in fiscal 2005 and beyond depending on market conditions.

        Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $109.7 million or 36.6% of sales in fiscal 2003 from $89.0 million or 36.6% of sales in fiscal 2002. The $20.7 million increase in sales and marketing expenses relates primarily to a) $17.5 million of additional costs incurred in the 25 stores opened in fiscal 2002 and the 50 stores which opened in fiscal 2003 and b) $2.5 million additional costs related to expenses in the stores which were open prior to fiscal 2002. The Company expects sales and marketing expenses to increase in fiscal 2004 primarily as a result of opening 55 to 65 new stores, the full year operation of stores that were opened during fiscal 2003, and an increase in advertising expenditures.

        General and Administrative Expenses—General and administrative expenses, which consist primarily of corporate payroll costs and overhead and distribution center costs, increased to $30.6 million or 10.2% of sales in fiscal 2003 from $24.3 million or 10.0% in fiscal 2002. The increases were primarily due to higher payroll and payroll related costs, travel related costs and other expenses related to business expansion and higher distribution center costs as the volume of units processed increased. Continued growth in stores and the direct segment may result in increases in these expenses.

        Store Opening Costs—Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training and setup of new stores, increased $1.0 million due primarily to the opening of 50 stores in fiscal 2003 compared with 25 stores in fiscal 2002. The increase was also due to the Company spending more on marketing new store openings to support several new store grand opening events to increase new store awareness.

        Interest Expense, net—Interest expense increased $0.5 million due primarily to higher borrowing levels due to higher inventory and capital expenditures related to the opening of new stores and growth of inventory. Average monthly borrowings increased $18.9 million to $33.4 million in fiscal 2003 compared with $14.5 million in fiscal 2002. Management expects peak borrowing levels and interest to increase in fiscal 2004 to fund the opening of additional stores.

        Provision for Income Taxes—The effective income tax rate for fiscal 2003 increased to 42.5% as compared with 41.3% for fiscal 2002 as a result of higher non-deductible compensation under Section 162(m) of the Internal Revenue Code and higher state taxes.

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

*
Square feet is presented in thousands and excludes franchise stores

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

        Sales and Marketing Expenses—Sales and marketing expenses increased to $89.0 million or 36.6% of sales in fiscal 2002 from $76.0 million or 36.0% of sales in fiscal 2001. The $13.0 million increase in sales and marketing expenses relates primarily from an $8.9 million increase in payroll, rent and other operating costs of new stores, as well as $2.9 million additional advertising cost for all stores and a $0.8 million increase in catalog/internet variable expenses resulting from higher net sales. This increase, as a percent of sales, is primarily due to less leverage on the start up of new stores' payroll and rent. This occurred primarily from sales during the first full year of operation of typical new stores being lower than the average of mature stores while the payroll and occupancy cost are similar to the mature stores.

        General and Administrative Expenses—General and administrative expenses increased to $24.3 million or 10.0% of sales in fiscal 2002 from $21.3 million or 10.1% in fiscal 2001. The increase was primarily due to higher incentive compensation ($1.1 million), payroll, payroll taxes and group insurance costs ($0.9 million) and various administrative costs ($1.0 million). The increase in administrative costs was primarily to support expansion.

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

Liquidity and Capital Resources

        The Company maintains a bank credit agreement (the "Credit Agreement"), which provides for a revolving loan whose limit is determined by a formula based on the Company's inventories and accounts receivable. In January 2004, the Company extended the Credit Agreement to April 2008. The amended Credit Agreement increased the available maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount borrowed to $125 million at any time prior to April 30, 2006. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The financial covenants are in effect only if the Company's availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during fiscal 2004. As of January 31, 2004, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are either at the prime rate or at LIBOR plus 1.5% which are the same rates that existed in fiscal 2003 and fiscal 2002. The agreement also includes provisions for a seasonal over-advance.

        The Company's availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $52.4 million at January 31, 2004 compared with $43.1 million at the same time in 2002.

        The following table summarizes the Company's sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Cash provided by (used in):
Operating activities	$(1)	$20,189	$(12,854)
Investing activities	(12,090)	(8,290)	(17,727)
Financing activities	9,792	(4,337)	23,067

Net increase (decrease) in cash and cash equivalents	$(2,299)	$7,562	$(7,514)

        Cash used by the Company's operating activities in fiscal 2003 was primarily the result of higher inventory levels offset, in part, by higher net income before depreciation and amortization. Finished goods inventories increased by $39.8 million primarily to support new store expansion. Raw material inventories (wool) increased $2.7 million as a result of the Company's continuing effort to contract directly with clothing manufacturers and cut out the middleman. Cash used in investing activities in fiscal 2003 relates to capital expenditures in 50 new stores, renovating four major stores, and the expanding of the distribution center to handle at least 400 stores. In Fiscal 2003, $23.1 million of cash was provided by financing activities primarily to support the increase in inventories necessitated by the Company's expansion and to build the basic inventory levels. The source of these funds was $20.5 million from the Company's revolving loan under the Credit Agreement and $3.7 million from the proceeds of the exercise of stock options. Also, the Company used $1.1 million for the repayment of long-term debt.

        Cash provided by the Company's operating activities in fiscal 2002 was primarily the result of higher net income before depreciation and amortization and higher accounts payable offset, inpart, by higher inventory levels. Inventories increased by $13.6 million to support new store expansion and higher raw material balance as the Company is expanding the use of direct contract manufacturers.

Accounts payable increased $12.8 million due primarily to the increase and timing of purchases. Cash used in investing activities in fiscal 2002 relates to capital expenditures in 25 new stores, purchase of a used corporate aircraft to facilitate visiting the increasing number of stores and expansion of the capacity of the distribution center and corporate office. Cash used in financing activities in fiscal 2002 relates primarily to paying down the revolving loan under the Credit Agreement, net of the issuance of term debt of $4.7 million.

        For fiscal 2004, the Company expects to spend between $17 to $20 million on capital expenditures, primarily to fund the opening of approximately 55 to 65 new stores, the renovation and/or relocation of at least two major stores, an expansion of distribution center capacity and the implementation of various systems initiatives. Management believes that the Company's cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2004. The cost to open new stores is net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in 2003, the Company negotiated approximately $9.0 million of landlord contributions of which $6.1 million were collected by year-end. The balance is expected to be received in 2004.

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its bank credit activity as discussed below.

Disclosures about Contractual Obligations and Commercial Commitments

        The Company's principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring spaces and equipment. Under the terms of certain of these leases, the Company is required to pay a base annual rent plus a contingent amount based on sales. In addition, many of these leases include scheduled rent increases.

        The following table reflects a summary of the Company's contractual cash obligations and other commercial commitments as of January 31, 2004:

		Payments Due by Fiscal Year (in thousands)
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Long-term debt(a)	$1,245	$4,201	$22,382	$2,035	$29,863
Operating leases(b)	25,454	71,171	37,738	52,982	187,345
Stand-by Letter-of-credit(c)	400		—	—	400
Purchase Commitment(d)	8,956		—	—	8,956

(a)
See Note 5 to consolidated financial statements.

(b)
Includes various lease agreements for stores to be opened and equipment placed in service subsequent to January 31, 2004. See Note 8 to consolidated financial statements.

(c)
To secure the payment of rent at one leased location included in "Operating Leases" above and is renewable each year through the end of the lease term.

(d)
The Company generally does not make unconditional, noncancelable purchase commitments. In fiscal 2003, the Company entered into an agreement with one raw material supplier to purchase a specified quantity of fabric through fiscal 2004 at a specified price. This commitment could extend into 2005; however, the amount of the commitment would not change.

Certain Additional Business Risk Factors

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

          Consumer Spending.    The Company's business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on apparel and accessories could have an adverse effect on the Company's operating results.

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

          Market Price of Raw Materials.    The Company's products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. Historically, the Company has not experienced significant fluctuations in price or availability. However, any significant increase in the price or decrease in the availability of certain raw materials could have an adverse impact on the Company's business.

          Disaster Causing Disruption of Normal Operations.    Factors such as an interruption of key business systems, any disaster or casualty resulting in the interruption of service from our distribution center, changes in weather patterns, world health concerns such as the SARS virus, and international and domestic acts of terror could negatively affect the Company's financial performance.

          Fashion Trends and Changing Consumer Preferences.    The Company must successfully gauge fashion trends and changing consumer preferences to succeed. The Company's success is dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent the Company misjudges the market for its merchandise, its sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect its operating results. While the Company believes its current strategies and initiatives appropriately address these issues, merchandise misjudgments could have a material adverse effect on its image with its customers and on its operating results.

          The Company's ability to anticipate and effectively respond to changing fashion trends depends in part on its ability to attract and retain key personnel in its design, merchandising, marketing and other staff. Competition for these personnel is intense, and the Company cannot be sure that it will be able to attract and retain a sufficient number of qualified personnel in future periods.

          Fluctuations in the demand for tailored and casual clothing and accessories affect the inventory levels, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, as the Company's business is becoming more cyclical in nature, the Company must carry a significant amount of inventory, especially prior to peak selling seasons when the Company builds up its inventory levels. The Company issues purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In addition, lead times for many of the Company's purchases are long, which may make it more difficult for the Company to respond rapidly to new or changing fashion trends or consumer acceptance for the Company's products.

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

Seasonality

        Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. However, as the Company's merchandise continues to include more Corporate Casual and Sportswear and as more new stores are opened in the second half of the year, profits generated during the fourth quarter have become a larger portion of annual profits.

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At January 31, 2004, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company's interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR. A 100 basis point change in interest rate would have changed interest expense, net by approximately $0.3 million in fiscal 2003.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements listed in Item 15(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

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

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Item 10, other than the following information concerning the Company's code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of its fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004.

        The Company has adopted a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission and the NASDAQ Stock Market, which is applicable to, among others, its chief executive officer, chief financial officer, principal accounting officer and other senior financial and reporting persons and its directors. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of its fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of its fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004.

Item 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

        Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of its fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 31, 2004 (the first business day following 120 days from the close of its fiscal year ended January 31, 2004) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1) The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc., are included in Item 8:

(a)
(2) Financial Statement Schedules

        All required information is included within the Consolidated Financial Statements and the notes thereto.

(b)
Reports on Forms 8-K

(1)
Item 5 Form 8-K filed on January 14, 2004

(2)
Item 12 Form 8-K Filed on December 1, 2003 (and not incorporated herein by reference)

(c)
Exhibits

3.1	—	Restated Certificate of Incorporation of the Company.*1
3.2	—	By-laws of the Company, together with all amendments thereto.*1
3.2(a)	—	Amended and Restated By-Laws of the Company as of April 15, 2003,*14
4.1	—	Form of Common Stock certificate.*1
4.2	—	Amended and Restated Stockholders Agreement, dated as of January 29, 1994, among the parties named therein.*1
4.3	—	Rights Agreement dated as of September 19, 1997*5
4.4	—	Certificate of Designation governing the Company's Series A Preferred Stock*5
10.1	—	1994 Incentive Plan*1
10.1(a)	—	Amendments to Incentive Plan dated as of October 6, 1997, *6
10.4	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among Jos. A. Bank Clothiers, Inc. certain Lenders which are signatures thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders (filed herewith)
10.8(a)	—	Amended and Restated Employment Agreement, dated as of September 19, 1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc., *6
10.8(b)	—	Amended and Restated Employment Agreement dated May 15, 2002 between David E. Ullman and Jos. A. Bank Clothiers, Inc., *12 (Contract renewal)
10.8(c)	—	First Amendment to Amended and Restated Employment Agreement dated April 30, 2003 between David E. Ullman and Jos. A. Bank Clothiers, Inc., filed*14
10.9	—	Jos. A. Bank Clothiers, Inc. Retirement and Savings Plan and Trust Agreement as amended and restated effective April 1, 1994.*4
10.10	—	Collective Bargaining Agreement between Retail Employees Union Local 340, Amalgamated Clothing and Textile Workers Union, AFL-CIO and Jos. A. Bank Clothiers, Inc.*4
10.12	—	Employment Agreement, dated September 19, 1997, between Gary W. Cejka and Jos. A. Bank Clothiers, Inc., *6
10.13	—	Employment Agreement, dated September 19, 1997, between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *6
10.13(a)	—	Amendment to the Employment Agreement dated February 14, 1999 between Charles D. Frazer and Jos. A. Bank Clothiers, Inc., *7
10.13(b)	—	Amended and Restated Employment Agreement dated May 15, 2002 between Charles D. Frazer and Jos. A.Bank Clothiers, Inc., *12 (Contract renewal)
10.13(c)	—	First Amendment to Amended and Restated Employment Agreement dated April 30, 2003 Charles D. Frazer and Jos. A. Bank Clothiers, Inc.,*14
10.15(a)	—	Employment Agreement dated November 1, 1999 between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.,*8
10.16	—	Amendment to Employment Agreement dated March 6, 2000 between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.,*9
10.17	—	Employment Agreement dated November 30, 1999 between Robert Hensley and Jos. A. Bank Clothiers, Inc., *8
10.17(a)	—	First Amendment, dated as of January 1, 2001, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., *10
10.17(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc.,*10
10.17(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement between Robert Hensley and Jos. A. Bank Clothiers, Inc., *11
10.17(d)	—	Fourth Amendment to Employment Agreement dated May 28, 2002 between Robert Hensley and Jos. A. Bank Clothiers, Inc., *12
10.17(e)	—	Fifth Amendment to Employment Agreement dated April 30, 2003 Robert Hensley and Jos. A. Bank Clothiers, Inc.,*14
10.18	—	Employment Agreement dated December 21, 1999 between R. Neal Black and Jos. A. Bank Clothiers, Inc., *9
10.18(a)	—	First Amendment dated as of March 16, 2001, to Employment Agreement between R. Neal Black and Jos. A. Bank Clothiers, Inc., *10

10.18(b)	—	Second Amendment dated as of April 15, 2002, to Employment Agreement between Neal Black and Jos. A. Bank Clothiers, Inc., *11
10.18(c)	—	Third Amendment to Employment Agreement dated May 29, 2002 between R. Neal Black and Jos. A. BankClothiers, Inc., *12
10.18(d)	—	Fourth Amendment to Employment Agreement dated April 30, 2003 R. Neal Black and Jos. A. Bank Clothiers, Inc., *14
10.19	—	Collective Bargaining Agreement dated March 1, 2000 by and between Joseph A. Bank Mfg. Co., Inc. and Baltimore Regional Joint Board, UNITE, *10
10.20	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer, *10
10.21	—	Employment Offer Letter dated September 18, 2000 between Gary Merry and Jos. A. Bank Clothiers, Inc., *12
10.22	—	Third Amendment to Employment Agreement dated October 2, 2003 between Robert N. Wildrick and the Company.*13
21.1(b)	—	Company subsidiaries, *10
23	—	Consent of KPMG LLP, filed herewith
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*1		Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 3, 1994.
*4		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 1997.
*5		Incorporated by reference to the Company's Form 8-K dated September 22, 1997.
*6		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1998.
*7		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.
*8		Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*9		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 29, 2000.
*10		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 3, 2001.
*11		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 2, 2002.
*12		Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
*13		Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.
*14		Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

        Pursuant to the requirements Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hampstead, State of Maryland, on April 15, 2004.

JOS. A. BANK CLOTHIERS, INC.
(registrant)

By:     /s/ ROBERT N. WILDRICK
ROBERT N. WILDRICK
CHIEF EXECUTIVE OFFICER AND PRESIDENT

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT N. WILDRICK	Director, Chief Executive Officer and President (Principal Executive Officer)	April 15, 2004
/s/ R. NEAL BLACK	Executive Vice President, Marketing & Merchandising	April 15, 2004
/s/ ROBERT B. HENSLEY	Executive Vice President, Stores & Operations	April 15, 2004
/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	April 15, 2004
/s/ RICHARD E. PITTS	Vice President—Treasurer (Principal Accounting Officer)	April 15, 2004
/s/ ANDREW H. GIORDANO	Director, Chairman of the Board	April 15, 2004
/s/ GARY S. GLADSTEIN	Director	April 15, 2004
/s/ DAVID A. PREISER	Director	April 15, 2004

Independent Auditors' Report

The Board of Directors
of Jos. A. Bank Clothiers, Inc.:

        We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 1, 2003 and January 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, stockholders' equity and cash flows of Jos. A. Bank Clothiers, Inc. and subsidiaries for the year ended February 2, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 15, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 1, 2003 and January 31, 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Baltimore, Maryland
March 25, 2004

        The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen.

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

/s/ Arthur Andersen LLP
Baltimore, Maryland
March 15, 2002

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED BALANCE SHEETS

FEBRUARY 1, 2003 AND JANUARY 31, 2004

(In Thousands, Except Share and Per Share Information)

	February 1, 2003	January 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,389	$875
Accounts receivable, net	2,830	4,201
Inventories, net	78,256	120,788
Prepaid expenses and other current assets	7,071	10,323
Deferred income taxes	54	—

Total current assets	96,600	136,187
NONCURRENT ASSETS:
Property, plant and equipment, net	37,238	47,401
Other noncurrent assets	874	1,235
Deferred income taxes	1,420	1,688

Total assets	$136,132	$186,511

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,373	$28,748
Accrued expenses	24,143	32,677
Current portion of long-term debt	1,195	1,245
Deferred income taxes	—	1,308

Total current liabilities	54,711	63,978
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	9,324	28,618
Noncurrent lease obligations	3,684	5,213
Other noncurrent liabilities	2,765	1,200

Total liabilities	70,484	99,009

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 30,000,000 shares authorized, 10,956,994 issued and 9,298,272 outstanding at February 1, 2003, 12,207,044 issued and 10,548,321 outstanding at January 31, 2004	110	122
Additional paid-in capital	58,968	64,207
Retained earnings	11,628	28,231
Treasury stock 1,658,723 shares of common stock	(5,058)	(5,058)

Total stockholders' equity	65,648	87,502

Total liabilities and stockholders' equity	$136,132	$186,511

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FISCAL 2001, 2002 AND 2003

(In Thousands, Except Per Share Information)

	Fiscal 2001	Fiscal 2002	Fiscal 2003
NET SALES	$211,029	$243,436	$299,663
Cost of goods sold	101,676	109,836	127,364

GROSS PROFIT	109,353	133,600	172,299

OPERATING EXPENSES:
Sales and marketing	75,968	89,015	109,699
General and administrative	21,290	24,310	30,554
Store opening costs	405	528	1,539
One-time charge	210	—	—

Total operating expenses	97,873	113,853	141,792

OPERATING INCOME	11,480	19,747	30,507
Interest expense, net	1,364	1,098	1,623

Income before provision for income taxes	10,116	18,649	28,884
Provision for income taxes	3,595	7,702	12,281

NET INCOME	$6,521	$10,947	$16,603

EARNINGS PER SHARE
Net income:
Basic	$0.73	$1.19	$1.69
Diluted	$0.70	$1.03	$1.49
Weighted average shares outstanding:
Basic	8,936	9,225	9,798
Diluted	9,306	10,587	11,106

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FISCAL 2001, 2002 AND 2003

(In Thousands, Except Share Information)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Total stockholders' equity
BALANCE, February 3, 2001	$107	$56,499	$(5,840)	$(5,058)	$45,708

Net income	—	—	6,521	—	6,521
Net proceeds from issuance of of common stock (8,025 shares) pursuant to Incentive Option Plan	—	23	—	—	23

BALANCE, February 2, 2002	$107	$56,522	$681	$(5,058)	$52,252

Net income	—	—	10,947	—	10,947
Net proceeds from issuance of common stock (356,807 shares) pursuant to Incentive Option Plan	3	1,779	—	—	1,782
Income tax benefit from exercise of non-qualified stock options	—	667	—	—	667

BALANCE, FEBRUARY 1, 2003	$110	$58,968	$11,628	$(5,058)	$65,648

Net income	—	—	16,603	—	16,603
Net proceeds from issuance of common stock (1,250,049 shares) pursuant to Incentive Option Plan and stock compensation expense	12	3,711	—	—	3,723
Income tax benefit from exercise of non-qualified stock options	—	1,528	—	—	1,528

BALANCE, JANUARY 31, 2004	$122	$64,207	$28,231	$(5,058)	$87,502

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL 2001, 2002 AND 2003

(In Thousands)

	Fiscal 2001	Fiscal 2002	Fiscal 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,521	$10,947	$16,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	203	2,313	1,094
Depreciation and amortization	4,941	5,642	7,575
Loss on disposition of assets	240	50	29
Income tax benefit from exercise of non-qualified stock options	—	667	1,528
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	360	(466)	(1,371)
Increase in inventories	(14,193)	(13,614)	(42,532)
Increase in prepaid expenses and other assets	(1,263)	(1,296)	(3,653)
Increase (decrease) in accounts payable	(135)	12,845	(625)
Increase in accrued expenses	3,662	2,114	8,534
(Decrease) increase in other noncurrent liabilities	(337)	987	(36)

Net cash provided by (used in) operating activities	(1)	20,189	(12,854)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(12,090)	(8,290)	(17,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	76,917	40,412	87,165
Repayment of borrowings under revolving loan agreement	(72,125)	(50,190)	(66,688)
Borrowing of other long-term debt	5,632	4,675	—
Repayment of other long-term debt	(655)	(1,016)	(1,133)
Net proceeds from issuance of common stock	23	1,782	3,723

Net cash provided by (used in) financing activities	9,792	(4,337)	23,067

Net increase (decrease) in cash and cash equivalents	(2,299)	7,562	(7,514)
CASH AND CASH EQUIVALENTS, beginning of year	3,126	827	8,389

CASH AND CASH EQUIVALENTS, end of year	$827	$8,389	$875

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL 2001, 2002 AND 2003
(Amounts in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Description of Business—Jos. A. Bank Clothiers, Inc. ("Clothiers") is a nationwide retailer of classic men's clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

        Common Stock Dividend—On January 13, 2004, the Company's Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto have been restated to reflect the stock dividend.

        Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 2, 2002 (fiscal 2001), February 1, 2003 (fiscal 2002) and January 31, 2004 (fiscal 2003), each contained fifty-two weeks.

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

        Reclassifications—Certain amounts for fiscal 2001 and fiscal 2002 have been reclassified to conform with the presentation in fiscal 2003.

        Principles of Consolidation—The consolidated financial statements include the accounts of Clothiers and its wholly-owned subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents—Cash and cash equivalents include overnight investments. Interest expense, net, includes interest income of approximately $21, $39 and $16 in fiscal 2001, 2002 and 2003, respectively.

        Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Interest paid	$1,240	$1,021	$1,474
Income taxes paid	$1,595	$4,748	$6,785

        Inventories—Inventories are stated at the lower of first-in first-out, cost or market. The Company capitalizes into inventories certain warehousing and delivery costs associated with shipping its merchandise to the point-of-sale.

        Marketing Expenses—Marketing expenses, excluding catalog costs, are expensed the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $13,579, $16,455 and $18,599 in fiscal 2001, 2002 and 2003, respectively. These amounts exclude catalog production costs of $5,500, $5,100 and $5,100 for fiscal 2001, 2002 and 2003, respectively and are included in "Sales and Marketing" in the accompanying Consolidated Statements of Income. Costs related to mail order catalogs are included in prepaid expenses and other current assets. These costs are amortized over the expected periods of benefit, which is typically four months. At February 1, 2003 and January 31, 2004 prepaid catalog expenses were approximately $1,054 and $1,080, respectively, representing expenditures for the applicable subsequent spring catalog.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

Asset Class	Estimated Useful Lives
Buildings and improvements	25 years
Equipment	3-10 years
Furniture and fixtures	10 years
Leasehold improvements	Term of the lease, not to exceed 10 years

        Depreciation and amortization expense of property, plant, and equipment for fiscal 2001, 2002 and 2003 was approximately $4,941, $5,642 and $7,575, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

        Other Noncurrent Assets—Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method. Amortization expense for fiscal 2001, 2002 and 2003 was $19, $26 and $40, respectively.

        Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of depreciation and the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Fair Value of Financial Instruments—For cash and equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. As of February 1, 2003 and January 31, 2004, the fair value of the Company's debt approximated the carrying value.

        Revenue and Costs—Revenue is recognized at the point-of-sale in the Company's stores and when product is shipped to the customer for its catalog or internet sales. Credits received from vendors in connection with inventory purchase activities are recognized when the related products are sold and sales revenue is earned. Initial franchise fees for a store are recognized as revenue when the Company has provided substantially all the initial franchise services. Inventory sales to the franchisees are recognized when the inventory is shipped and risk of loss transfers to the franchisees. Monthly franchise fees are recognized when earned under the franchise agreements. The Company estimates and maintains a reserve for sales returns based on historical trends.

        Cost of goods sold includes cost of merchandise, cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Merchandise management, distribution, warehousing and corporate overhead costs are included in General and Administrative expenses.

        Lease Expense—Rent expense on leases, including certain lease incentives, is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are included in "noncurrent lease liabilities" in the accompanying Consolidated Balance Sheets.

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

        Earnings Per Share ("EPS")—Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the year. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Weighted average shares outstanding for basic EPS	8,936	9,225	9,798
Dilutive effect of stock options	370	1,362	1,308

Weighted average shares outstanding for diluted EPS	9,306	10,587	11,106

        The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company that were not included in the computation of diluted net income per share in fiscal 2001 because the effect would have been anti-dilutive were 444. There were no exclusions in fiscal 2002 and fiscal 2003.

        Proforma Disclosures of Stock-Based Compensation—The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements. The Company recognized $230 in fiscal 2003 related to certain variable plan stock options. No further compensation expense will be recognized with respect to the options. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Net income, as reported	$6,521	$10,947	$16,603
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax in excess of compensation recognized under intrinsic method	(371)	(2,318)	(3,191)

Pro forma net income	$6,150	$8,629	$13,412

Basic net income per common share, as reported	$0.73	$1.19	$1.69

Pro forma basic net income per common share	$0.69	$0.94	$1.37

Diluted net income per common share, as reported	$0.70	$1.03	$1.49

Pro forma diluted net income per common share	$0.66	$0.82	$1.21

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in fiscal 2001, 2002 and 2003:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Risk free interest rate	4.5–7.9%	2.3–3.9%	3.3–3.8%
Expected volatility	61.3–69%	68.5–80.6%	44–58%
Expected life	2 to 10 years	2.5 to 7 years	3 to 7 years
Contractual life	2 to 10 years	2.5 to 10 years	3 to 10 years
Expected dividend yield	—%	—%	—%
Fair value of options granted	$3.30	$6.75	$15.90
Options granted	245	440	527
Weighted average exercised price	$3.37	$8.29	$21.01

        New Accounting Pronouncements—In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company does not expect the standard to have a significant impact on its financial position or results of operations.

2.    INVENTORIES:

        Inventories as of February 1, 2003 and January 31, 2004, consist of the following:

	February 1, 2003	January 31, 2004
Finished goods	$69,311	$109,136
Raw materials and work-in-process	8,945	11,652

Total inventories, net	$78,256	$120,788

3.    PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment as of February 1, 2003 and January 31, 2004 consists of the following:

	February 1, 2003	January 31, 2004
Land	$349	$349
Buildings and improvements	10,769	11,322
Leasehold improvements	29,118	32,779
Equipment, furniture and fixtures	34,625	47,140

	74,861	91,590
Less: accumulated depreciation and amortization	(37,623)	(44,189)

Property, plant and equipment, net	$37,238	$47,401

        As of February 1, 2003 and January 31, 2004, payments for capital expenditures included in the Consolidated Statements of Cash Flows excludes $2,099 and $2,148 of accrued property, plant and equipment additions that have been incurred but have not been completely invoiced by vendors, and therefore, not paid by the respective year-end.

4.    ACCRUED EXPENSES:

        Accrued expenses as of February 1, 2003 and January 31, 2004, consist of the following:

	February 1, 2003	January 31, 2004
Accrued compensation and benefits	$9,348	$11,663
Accrued advertising	2,013	1,496
Gift certificate payable	3,667	4,404
Accrued property, plant and equipment	2,099	2,148
Accrued federal income tax	1,382	5,243
Other accrued expenses	5,634	7,723

Total	$24,143	$32,677

        Other accrued expenses consist primarily of liabilities related to state income taxes, interest, sales taxes, property taxes, customer deposits, and other store opening costs.

5.    LONG-TERM DEBT:

        Long-term debt as of February 1, 2003 and January 31, 2004, consists of the following:

	February 1, 2003	January 31, 2004
Bank credit agreement—
Borrowings under revolving loan agreement	$110	$20,587
Mortgage loan secured by corporate office and distribution center, interest at 8.15% payable in monthly installments through April 1, 2013	4,965	4,666
Loan payable secured by certain distribution center equipment, variable interest (3.91% at January 31, 2004) payable in monthly installments through August 1, 2009	2,907	2,547
Other notes payable	2,537	2,063

Total long-term debt	10,519	29,863
Less: current portion	1,195	1,245

Long-term debt, net of current portion	$9,324	$28,618

        Bank Credit Agreement—The Company has a line of credit agreement with an available maximum borrowing amount up to $100 million. In addition, the Company has the option to increase the amount borrowed to $125 million at any time prior to April 30, 2006 (the Credit Agreement). Borrowings are limited by a formula, which considers certain of the Company's asset values, including inventories and accounts receivable. Aggregate borrowings outstanding bear interest at Prime or LIBOR plus 1.5% and are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment. The Credit Agreement also includes provisions for seasonal over-advances.

        Under the provisions of the Credit Agreement, the Company must comply with certain covenants, if the availability under the line of credit in excess of outstanding borrowings is less than $7.5 million, including a minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), limitations on capital expenditures and additional indebtedness, and restrictions on dividend payments. The agreement expires in April 2008. Borrowings outstanding under the line of credit were $110 and $20,587 as of February 1, 2003 and January 31, 2004, respectively.

        As of January 31, 2004, the Company's available borrowings under the Credit Agreement were $52.4 million and the borrowing rates under the Credit Agreement were 4.0% on $3.6 million, which was the prime rate and 2.68% on $17.0 million which was Libor plus 1.5%. The average daily outstanding balances under the Credit Agreement for fiscal 2002 and 2003 were approximately $3.0 million and $20 million, respectively. The Company had a standby letter of credit of $400 at February 1, 2003 and January 31, 2004, which secures the payment of rent at one leased location.

        The aggregate maturities of the Company's long-term debt as of January 31, 2004, are as follows for fiscal years: 2004—$1,245, 2005—$1,117, 2006—$1,329, 2007—$1,756, 2008—$21,567 and thereafter—$2,850.

6.    INCOME TAXES:

        The provision for income taxes consisted of the following:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Federal:
Current	$2,831	$4,474	$9,011
Deferred	174	1,832	1,055
State:
Current	561	914	2,176
Deferred	29	482	39

Provision for income taxes	$3,595	$7,702	$12,281

        Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 34% for fiscal 2001 and 35% for the fiscal 2002 and 2003 to income before provision for income taxes as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Computed federal tax provision at statutory rates	$3,439	$6,527	$10,109
State income taxes, net of federal income tax effect	389	907	1,440
Non-deductible compensation	—	721	916
Other, net	(233)	(453)	(184)

Provision for income taxes	$3,595	$7,702	$12,281

        The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of February 1, 2003 and January 31, 2004 are as follows:

	February 1, 2003	January 31, 2004
Deferred tax assets:
Inventories	$661	$991
Accrued liabilities and other	3,085	3,251

	3,746	4,242
Deferred tax liabilities:
Property, plant and equipment	(1,785)	(3,346)
Prepaid expenses and other current assets	(487)	(516)

	(2,272)	(3,862)

Net deferred tax assets	$1,474	$380

        In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at February 1, 2003 and January 31, 2004.

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

        The following table sets forth the plans' benefit obligations, fair value of plan assets, and funded status at December 31, 2002 and 2003:

	Pension benefits		Postretirement benefits
	2002	2003	2002	2003
Projected benefit obligation	$326	401	342	242
Fair value of plan assets	329	358	—	—

Funded status	$3	(43)	(342)	(242)

Accrued benefit cost recognized in the balance sheets	$113	95	484	495

        Weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2002 and 2003 were 6.75% and 6.00%, respectively. Weighted-average assumptions used to determine net cost for fiscal 2002 and 2003 included discount rate of 7.25% and 6.75%, respectively, and return on plan assets assumption of 8.0%.

        The Company's overall expected long-term rate of return on assets is eight percent. Plan assets of the Company's pension benefits as of consisted primarily of mutual funds. The return is based exclusively on historical returns, without adjustments.

        Expense recognized in the Company's statements of income for fiscal 2001, 2002 and 2003 was $7, $22 and $49, respectively. The Company contributed $61 in fiscal 2003 to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal 2004 to the pension plan.

        Profit Sharing Plan—The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate at the beginning of the month after 90 days of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company's contribution to the 401(k) plan is discretionary based on achieving certain earnings per share goals. Amounts expensed by the Company related to the plan were approximately $331, $414 and $434 for the fiscal 2001, 2002, and 2003, respectively.

        Deferred Compensation Plan—The Company also maintains a non-qualified deferred compensation plan designed to provide certain highly-compensated employees with retirement benefits. All assets of the plan are fully subject to the Company's creditors. There were no contributions by the Company for fiscal 2001, 2002 and 2003. Included in the Company's Consolidated Balance Sheets is an equal asset and liability of $225 at February 1, 2003 and $337 at January 31, 2004.

8.    COMMITMENTS AND CONTINGENCIES:

        Litigation—Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's net assets, results of operations or the accompanying consolidated financial statements taken as a whole.

        Employment Agreements—The Company has employment agreements with certain of its executives expiring at various points through January 2009, aggregating base compensation of $6,259 (not including annual adjustments) over the terms. These executives would also be entitled to aggregate severance ranging from approximately $1,800 to $3,600 (not including annual adjustments) depending on the circumstances of termination. The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $2,715, $3,840 and $4,616 for incentive compensation for all eligible employees in fiscal 2001, 2002 and 2003, respectively.

        Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, certain tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

        Future minimum lease payments under noncancelable operating leases for stores opened and equipment placed in service as of January 31, 2004, were as follows:

Fiscal Year	Amount
2004	$22,871
2005	20,867
2006	19,618
2007	18,368
2008	16,129
Thereafter	48,353

Total	$146,206

        The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent increases.

        Total rental expense for operating leases, including contingent rentals was approximately $15,015, $17,294 and $21,193 for fiscal 2001, 2002 and 2003, respectively. Contingent rentals in fiscal 2001, 2002 and 2003, which are based on a percentage of net sales, was approximately $619, $612, and $1,107, respectively.

        The Company has also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to January 31, 2004. As of April 7, 2004, unaudited future minimum lease payments under these agreements were $2,584 in fiscal 2004, $4,101 in fiscal 2005, $4,102 in fiscal 2006, $4,115 in fiscal 2007, $4,120 in fiscal 2008 and $22,117 thereafter.

        Inventories—The Company ordinarily commits to purchases of inventory at least one to two seasons in advance. In addition, the Company has agreed to purchase approximately $9.0 million of raw material from a supplier through fiscal 2004 at a specified price. A portion of the commitment can extend into 2005; however the amount of the commitment would not change. In fiscal 2003, the Company purchased approximately 20% of its finished product through an agent who sources the products from various vendors.

        Other—The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter's name, which expires in January, 2006. The minimum annual commitment under this agreement is $150, which represents the amount paid in each of fiscal 2001, 2002 and 2003.

9.    INCENTIVE STOCK OPTION PLAN:

        Effective January 28, 1994, the Company adopted an Incentive Plan ("the 1994 Plan"). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined for issuance of up to 1,433 shares of common stock in the aggregate of which all had been granted as of January 31, 2004. The exercise price of an option granted under the 1994 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan vest in full upon a change of control of the Company.

        In March 2002, the Company adopted an Incentive Plan ("the 2002 Plan") which provides for issuance of up to 600 shares of common stock in the aggregate. As of January 31, 2004, there were 41 additional shares available for grant.

        The aggregate number of shares of Common Stock as to which awards may be granted under any of the Company's Option Plans, the number of shares of Common Stock covered by each outstanding award under the Option Plans and the price per share of Common Stock in each outstanding award, shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Company, or other change in corporate or capital structure; provided, however, that any fractional shares resulting from any such adjustment shall be eliminated.

        Changes in options outstanding were as follows:

	Fiscal 2001		Fiscal 2002		Fiscal 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,802	$3.17	2,039	$3.19	2,119	$3.95
Granted	245	$3.37	440	$8.29	527	$21.01
Exercised	(8)	$2.86	(360)	$4.99	(1,250)	$2.79
Canceled	—	$—	—	—	(68)	$15.43

Outstanding at end of year	2,039	$3.19	2,119	$3.95	1,328	$11.21

        Options exercised in fiscal 2003 resulted in an increase of $5,251 in stockholders' equity, consisting of $3,723 of cash proceeds and $1,528 of tax benefit, related to compensation deductions for income tax purposes.

        The following table summarizes information about stock options outstanding and exercisable as of January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00–$2.75	225	3.75	$2.32	225	$2.32
$3.17–$4.37	174	5.41	$3.56	174	$3.56
$4.92–$9.92	458	3.71	$7.84	458	$7.84
$11.94–$15.43	249	9.10	$15.22	91	$14.86
$25.65–$30.09	222	9.75	$28.66	222	$28.66

	1,328			1,170

10.    RIGHTS OFFERING:

        The Company maintains a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's outstanding Common Stock held as of the close of business on September 30, 1997. Each Right will entitle stockholders to buy one one-hundredth of a share of the newly designated Series A Preferred Stock of Jos. A. Bank at an exercise price of $40. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company's outstanding Common Stock.

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

        The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time until the tenth business day following the public announcement that a person or group has acquired 20 percent or more of the Company's Common Stock.

11.    SEGMENT REPORTING:

        The Company has two reportable segments: stores and direct marketing. The stores segment includes all Company owned stores excluding factory stores. The direct marketing segment includes catalog and internet.    While each segment offers a similar mix of men's clothing to the retail customer, the stores also provide alterations.

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

        Segment data is presented in the following table:

Fiscal 2001	Stores	Direct Marketing	Other	Total
Net sales(a)	$180,226	$23,464	$7,339	$211,029
Depreciation and amortization	3,482	61	1,398	4,941
Operating income(b)	31,204	3,226	(22,950)	11,480
Interest expense, net	—	—	1,364	1,364
Total assets(c)	68,705	12,708	27,044	108,457
Capital expenditures(d)	8,008	400	3,682	12,090
Fiscal 2002	Stores	Direct Marketing	Other	Total
Net sales(a)	$206,100	$28,290	$9,046	$243,436
Depreciation and amortization	4,099	63	1,480	5,642
Operating income(b)	39,442	7,460	(27,155)	19,747
Interest expense, net	—	—	1,098	1,098
Total assets(c)	107,412	13,040	15,680	136,132
Capital expenditures(d)	5,156	14	3,120	8,290
Fiscal 2003	Stores	Direct Marketing	Other	Total
Net sales(a)	$256,541	$33,053	$10,069	$299,663
Depreciation and amortization	5,056	65	2,454	7,575
Operating income(b)	55,245	10,098	(34,836)	30,507
Interest expense, net	—	—	1,623	1,623
Total assets(c)	148,028	24,116	14,367	186,511
Capital expenditures(d)	15,590	41	2,096	17,727

  (a)
  Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, sales to franchiseesfranchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in "Other".

  (b)
  Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the "Other" segment), interest and income taxes. Total Operating Income represents profit before interest and income taxes.

  (c)
  Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in Other are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segments.

  (d)
  Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

12.    QUARTERLY FINANCIAL INFORMATION (Unaudited):

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
	(In Thousands, Except Per Share Amounts)
FISCAL 2002
Net sales	$55,760	$51,868	$57,866	$77,942	$243,436
Gross profit	29,349	27,451	32,475	44,325	133,600
Operating income	3,131	1,851	3,504	11,261	19,747
Net income	1,731	942	1,864	6,410	10,947
Diluted income per common share	$0.17	$0.09	$0.17	$0.60	$1.03
FISCAL 2003
Net sales	$62,272	$64,442	$72,011	$100,938	$299,663
Gross profit	35,600	35,602	41,105	59,992	172,299
Operating income	4,077	3,786	5,502	17,142	30,507
Net income	2,174	1,986	2,863	9,580	16,603
Diluted income per common share	$0.20	$0.18	$0.25	$0.85	$1.49

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS
JOS. A. BANK STORES
  Item 2. DESCRIPTION OF PROPERTY
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND INSURER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTS AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
JOS. A. BANK CLOTHIERS, INC. (registrant) By: /s/ ROBERT N. WILDRICK ROBERT N. WILDRICK CHIEF EXECUTIVE OFFICER AND PRESIDENT
Independent Auditors' Report
JOS. A. BANK CLOTHIERS, INC. CONSOLIDATED BALANCE SHEETS FEBRUARY 1, 2003 AND JANUARY 31, 2004 (In Thousands, Except Share and Per Share Information)
JOS. A. BANK CLOTHIERS, INC. CONSOLIDATED STATEMENTS OF INCOME FISCAL 2001, 2002 AND 2003 (In Thousands, Except Per Share Information)
JOS. A. BANK CLOTHIERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FISCAL 2001, 2002 AND 2003 (In Thousands, Except Share Information)
JOS. A. BANK CLOTHIERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FISCAL 2001, 2002 AND 2003 (In Thousands)
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FISCAL 2001, 2002 AND 2003 (Amounts in Thousands, Except Per Share Amounts)