Form 10-Q
period 2004-05-01
BANK JOS A CLOTHIERS INC /DE/
filed 2004-06-09
CIK 920033

Draft #7 – June 4, 2004

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-23874

Jos. A. Bank Clothiers, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State incorporation)	(I.R.S. Employer Identification Number)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of Principal Executive Offices)	(Zip Code)

410-239-2700

(Registrant’s telephone number including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 4, 2004

Common Stock, $.01 par value	10,645,908

Jos. A. Bank Clothiers, Inc.

PART I.                                                                            FINANCIAL INFORMATION

Item 1.                                   Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	May 3, 2003	May 1, 2004

Net sales	$62,272	$79,929

Cost of goods sold	26,672	30,894

Gross profit	35,600	49,035

Operating expenses:
Sales and marketing	24,114	30,651
General and administrative	7,043	8,584
Store opening costs	366	231
Total operating expenses	31,523	39,466

Operating income	4,077	9,569

Interest expense, net	303	481

Income before provision for income taxes	3,774	9,088
Provision for income taxes	1,600	3,753

Net income	$2,174	$5,335

Earnings per share:
Net income:
Basic	$0.23	$0.50
Diluted	$0.20	$0.47
Weighted average shares outstanding:
Basic	9,299	10,597
Diluted	10,866	11,370

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	January 31, 2004	May 1, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875	$904
Accounts receivable, net	4,201	6,158
Inventories:
Raw materials	11,652	7,718
Finished goods	109,136	118,182
Total inventories	120,788	125,900
Prepaid expenses and other current assets	10,323	10,058

Total current assets	136,187	143,020

NONCURRENT ASSETS:
Property, plant and equipment, net	47,401	47,749
Other noncurrent assets	1,235	970
Deferred income taxes	1,688	1,688
Total assets	$186,511	$193,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,748	$27,180
Accrued expenses	32,677	29,733
Current portion of long-term debt	1,245	1,006
Deferred income taxes	1,308	1,308
Total current liabilities	63,978	59,227

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	28,618	34,856
Noncurrent lease obligations	5,213	5,177
Other noncurrent liabilities	1,200	908
Total liabilities	99,009	100,168

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common Stock	122	123
Additional paid-in capital	64,207	64,628
Retained earnings	28,231	33,566
	92,560	98,317
Treasury stock	(5,058)	(5,058)
Total stockholders’ equity	87,502	93,259
Total liabilities and stockholders’ equity	$186,511	$193,427

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands) (Unaudited)

	Three Months Ended
	May 3, 2003	May 1, 2004

Cash flows from operating activities:
Net income	$2,174	$5,335
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,500	1,939
Net increase in operating working capital	(21,023)	(11,379)

Net cash used in operating activities	(17,349)	(4,105)

Cash flows from investing activities:
Capital expenditures	(3,823)	(3,137)
Proceeds from disposal of assets	—	850

Net cash used in investing activities	(3,823)	(2,287)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	19,957	27,520
Repayments under long-term Credit Agreement	(5,546)	(19,869)
Repayment of other long-term debt	(294)	(1,652)
Net proceeds from issuance of common stock	20	422

Net cash provided by financing activities	14,137	6,421

Net (decrease) increase in cash and cash equivalents	(7,035)	29

Cash and cash equivalents – beginning of period	8,389	875

Cash and cash equivalents – end of period	$1,354	$904

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in Thousands Except Per Share Amounts and the Number of Stores)

1.                          BASIS OF PRESENTATION

Jos. A. Bank Clothiers, Inc. (the “Company”) is a nationwide retailer of classic men’s clothing through conventional retail stores and catalog and internet direct marketing.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of the operating results for these periods.  These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s January 31, 2004 Annual Report on Form 10-K.

2.                          SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of first-in, first-out cost or market.  The Company capitalizes into inventory certain warehousing and delivery costs associated with shipping its merchandise to the point of sale.

Catalog - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets.  These costs are amortized over the expected periods of benefit, which is typically four months.

Supplemental Cash Flow Information - Interest and income taxes paid were as follows:

	Three Months Ended May 3, 2003	Three Months Ended May 1, 2004

Interest paid	$257	$480
Income taxes paid	$2,130	$5,472

Stock Option Plan - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board  Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. There was no stock-based compensation expense recognized in the statement of income for the periods ended May 3, 2003 and May 1, 2004. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter:

	Three Months Ended May 3, 2003	Three Months Ended May 1, 2004

Net income as reported	$2,174	$5,335

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	672	150
Pro forma net income	$1,502	$5,185

Pro forma basic net income per common share	$0.16	$0.49

Pro forma diluted net income per common share	$0.14	$0.46

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the first fiscal quarter ended May 3, 2003.  For the fiscal quarter ended May 1, 2004, there were no stock options granted.

	Three Months Ended May 3, 2003		Three Months Ended May 1, 2004

Risk free interest rate	3.3%		—
Expected volatility	52.9%		—
Expected life	7	Years	—
Contractual life	10	Years	—
Expected dividend yield	—%		—
Fair value of options granted	$13.20		—
# of Options granted	203		—

Reclassifications – Certain reclassifications have been made to the May 3, 2003 financial statements in order to conform with the May 1, 2004 presentation.

3.                          WORKING CAPITAL

The net change in operating working capital is composed of the following:

	Three Months Ended
	May 3, 2003	May 1, 2004

Increase in accounts receivable	$(2,030)	$(1,957)
Increase in inventories	(18,302)	(5,112)
(Increase) decrease in prepaids and other assets	(167)	530
Increase (decrease) in accounts payable	1,839	(1,568)
Decrease in accrued expenses and other liabilities	(2,363)	(3,272)

Net increase in operating working capital	$(21,023)	$(11,379)

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

	Three Months Ended
	May 3, 2003	May 1, 2004

Weighted average shares outstanding for basic EPS	9,299	10,597

Dilutive effect of common stock equivalents	1,567	733

Weighted average shares outstanding for diluted EPS	10,866	11,370

The Company uses the treasury method for calculating the dilutive effect of stock options.

5.                          SEGMENT REPORTING

The Company has two reportable segments: stores and direct marketing.  While each segment offers a similar mix of men’s clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the Company’s January 31, 2004 Annual Report on Form 10-K.  The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.

The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods.  In stores the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them.  The direct marketing customer receives a catalog in his or her home and/or office and/or visits our web page via the internet and places an order by phone, mail, fax or on line.  The merchandise is then shipped to the customer. Segment data is presented in the following table:

Three Months ended May 1, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$69,758	$8,003	$2,168	$79,929
Depreciation and amortization	1,357	16	566	1,939
Operating income (b)	15,634	2,784	(8,849)	9,569
Identifiable assets (c)	151,623	28,514	13,290	193,427
Capital expenditures (d)	2,957	5	175	3,137

Three Months ended May 3, 2003

	Stores	Direct Marketing	Other	Total

Net sales (a)	$53,402	$6,740	$2,130	$62,272
Depreciation and amortization	1,097	16	387	1,500
Operating income (b)	9,601	2,222	(7,746)	4,077
Identifiable assets (c)	118,230	18,941	14,573	151,744
Capital expenditures (d)	3,045	—	778	3,823

(a)          Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores.  Net sales  from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “other”.

(b)         Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the “other” segment), interest and income taxes.  Total Operating Income represents profit before interest and income taxes.

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

6.                          LEGAL MATTERS

From time to time, legal matters in which the Company may be named as a defendant arise in the normal course of the Company's business activities.  Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

7.                          COMMON STOCK DIVIDEND

On January 13, 2004, the Company’s Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.  All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect the stock dividend.

8.                          SUBSEQUENT EVENT

On June 8, 2004, the Company's Board of Directors declared a 25% stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.  There have been no restatements to any weighted average share or per share amounts due to the record date not occuring until July 30, 2004.

Item 2.                                   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Overview - For the first quarter of the Company’s fiscal year ending January 29, 2005 (“fiscal 2004”), the Company’s net income increased 141% to $5.3 million compared with net income of $2.2 million for the first quarter of the Company’s fiscal year ended January 31, 2004 (“fiscal 2003”). The Company earned $0.47 per diluted share in the first quarter of fiscal 2004 compared with $0.20 per diluted share in the first quarter of fiscal 2003.  As such, diluted earnings per share increased 135% compared with the prior year period.  The increased earnings were primarily attributable to:

•                  28.3% increase in net sales with increases in both the store and direct marketing (catalog and internet) segments;

•                  410 basis point increase in gross profit margins; and

•                  increased leverage of expenses.

Management believes that the chain can grow to approximately 500 stores from the fiscal 2003 year-end base of 210 stores.  The Company plans to open between 55 to 65 stores in 2004 and up to 75 stores each year thereafter to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company initiated in fiscal 2000.  In the past four years, the Company has continued to increase the amount of store openings as its infrastructure and performance improved.  As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001, 25 new stores in fiscal 2002 and 50 new stores in fiscal 2003. The Company opened 9 stores in the first quarter of fiscal 2004 and expects to open approximately 10 stores in the second quarter, with the remaining stores to be opened in the second half of the year.

Capital expenditures should range between $17 and $20 million in fiscal 2004, primarily to fund the opening of 55 to 65 new stores, the renovation and/or relocation of at least two major stores, an expansion in distribution center capacity, and the implementation of various systems initiatives.  The Company also expects inventories to increase in 2004 to support new store openings, sales growth in existing segments and other initiatives.

Common Stock Dividend. On January 13, 2004, the Company’s Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.  All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes hereto, have been restated to reflect the stock dividend.

Critical accounting policies and estimates - In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements in the Company’s January 31, 2004 Annual Report on Form 10-K.

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

Asset Valuation. Long-lived assets, such as property, plant, and equipment, subject to depreciation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The valuation of these assets is dependent on the Company’s ability to continue to generate profits at both the Company and store levels.

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

	Percentage of Net Sales Three Months Ended
	May 3, 2003	May 1, 2004

Net sales	100.0%	100.0%
Cost of goods sold	42.8	38.7

Gross profit	57.2	61.3
General and administrative expenses	11.3	10.7
Sales and marketing expenses	38.7	38.3
Store opening costs	0.6	0.3

Operating income	6.6	12.0
Interest expense, net	0.5	0.6
Income before provision for income taxes	6.1	11.4
Provision for income taxes	2.6	4.7
Net income	3.5%	6.7%

Net sales - Net sales increased 28.3% or $17.6 million to $79.9 million in the first quarter of fiscal 2004 compared with $62.3 million in the first quarter of fiscal 2003.  The sales increase was primarily related to a 30.6% increase in store sales and a 18.7% increase in direct marketing sales. The sales increases were primarily due to increases in sales of suits, shirts, ties and sportswear..

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 3, 2003		May 1, 2004
	Stores	Square Feet*	Stores	Square Feet*

Stores open at the beginning of the quarter	160	846	210	1,062
Stores opened	15	69	9	38
Stores closed	0	0	(1)	(5)
Stores open at the end of the quarter	175	915	218	1,095

*square feet is presented in thousands and excludes franchise stores

Gross profit - Gross profit (net sales less cost of goods sold) increased to $49.0 million or 61.3% of net sales in the first quarter of fiscal 2004 from $35.6 million or 57.2% of net sales in the first quarter of fiscal 2003.  The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased, and increases in retail prices primarily as sales of more luxurious Signature and Signature Gold products increased.  Gross profit margins increased in substantially all major product categories.  The Company is continuing its efforts to maintain and achieve further increases in gross profit percent of sales in the future.

Sales and Marketing Expenses – Sales and marketing expenses, which consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $30.7 million or 38.3% of sales in the first quarter of fiscal 2004 from $24.1 million or 38.7% of sales in the first quarter of fiscal 2003.  The $6.6 million increase in sales and marketing expenses relates primarily to a) $4.8 million of additional costs incurred in the 43 stores opened since the end of the first quarter of fiscal 2003 and the incremental costs for the 15 stores which opened in the first quarter of fiscal 2003 and b) $1.8 million additional costs related to expenses in the stores which were open prior to fiscal 2003 as well as total Company marketing costs.  The Company expects sales and marketing expenses to increase in fiscal 2004 primarily as a result of opening 55 to 65 new stores, the full year operation of stores that were opened during fiscal 2003, and an increase in advertising expenditures.

General and Administrative Expenses – General and administrative expenses, which consist primarily of corporate payroll costs and overhead and distribution center costs, increased to $8.6 million or 10.7% of sales in the first quarter of fiscal 2004 from $7.0 million or 11.3% in the first quarter of 2003.  The increases were primarily due to higher payroll and payroll related costs, travel related costs and other expenses related to business expansion.  Continued growth in stores and the direct segment may result in increases in these expenses.  The increased expenses were partially offset by a gain of $0.3 million related to the settlement of a dispute in favor of the Company at the end of the quarter.

Store Opening Costs – Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training, and setup of new stores, decreased $0.1 million to $0.2 million in the first quarter of fiscal 2004 from $0.3 million for the same period of 2003 due primarily to the opening of fewer stores in the first quarter of 2004 compared with the same period of 2003.

Interest Expense, net – Interest expense increased $0.2 million to $0.5 million in the first quarter of fiscal 2004 from $0.3 million for the same period of 2003.  The increase was due primarily to higher borrowing levels due to higher inventory and capital expenditures related to the opening of new stores and was offset by a lower average interest rate.  Average monthly borrowings increased $20.6 million to $24.9 million in the first quarter of fiscal 2004 compared with $4.3 for the same period of fiscal 2003.  The average interest rate was 2.97% for the first fiscal quarter of 2004 compared with 3.93% for the same period of 2003.

Income Taxes – The first quarter of fiscal 2004 effective income tax rate decreased to 41.3% compared with 42.4% in the first quarter of fiscal 2003.  The decrease was primarily due to higher projected full year profitability of the Company while non-deductible compensation under Section 162 (m) of the Internal Revenue Code is expected to decrease.

Liquidity and Capital Resources - The Company maintains a bank credit agreement (the “Credit Agreement”), which provides for a revolving loan having a limit determined by a formula based on the Company’s inventories and accounts receivable. In January 2004, the Company extended the maturity date under the Credit Agreement to April 2008. The amended Credit Agreement increased the available maximum revolving amount under the facility up to $100 million. In addition, at any time prior to April 30, 2006, the Company has the option to increase the amount which may be borrowed to $125 million. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The financial covenants are in effect only if the Company’s availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during fiscal 2004. As of May 1, 2004, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are either at the prime rate or at LIBOR plus 1.5% which are the same rates that existed for the same period of fiscal 2003. The agreement also includes provisions for a seasonal over-advance.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $52.9 million at May 1, 2004 compared with $52.4 million at January 31, 2004.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	May 3, 2003	May 1, 2004
Cash (used in) provided by:
Operating activities	$(17,349)	$(4,105)
Investing activities	(3,823)	(2,287)
Financing activities	14,137	6,421
Net (decrease) increase in cash and cash equivalents	$(7,035)	$29

Cash used by the Company’s operating activities in the first quarter of fiscal 2004 decreased primarily due to lower expenditures for inventory compared with the same period of 2003.  Cash used for purchase of inventory was $5.1 million for the first quarter of 2004 compared with $18.3 million for the first quarter of 2003.  Cash used in investing activities in the first quarter of 2004 relates primarily to capital expenditures for 9 new stores and was partially offset by the proceeds for the disposal of certain equipment.  Cash provided by financing activities relates primarily to $7.7 million from the Company’s revolving loan under the Credit Agreement and $0.4 million from the proceeds of the exercise of stock options.  Also, the Company used $1.7 million for the repayment of long-term debt.

For fiscal 2004, the Company expects to spend between $17 to $20 million on capital expenditures, primarily to fund the opening of approximately 55 to 65 new stores, the renovation and/or relocation of at least two major stores, an expansion of distribution center capacity and the implementation of various systems initiatives. Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2004.  The cost to open new stores is net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores.  These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors.  For the stores opened in fiscal 2003, the Company negotiated approximately $9 million of landlord contributions of which approximately $7 million have been collected, including approximately $1 million which was collected in the first quarter of 2004. The remaining amount is expected to be received in fiscal 2004.  For the stores opened in the first quarter of fiscal 2004, the Company negotiated approximately $2 million of landlord contributions, which is expected to be received by the end of fiscal 2004.

Additional Information

On or about April 22, 2004, the Company received a sub poena from the New York Attorney General requiring the production of certain documents relating to the Company’s advertising and in store promotions.  The Company has produced documents in response to the subpoena and has not been notified of any further action.  At this time, the Company is unable to determine whether it may be a party to any proceedings, the nature of any such proceeding, the factual basis of any such potential proceeding, the relief which may be sought in any such proceeding or whether such proceeding could have a material adverse effect on the business, net assets or financial position of the Company.

Subsequent Event

On June 8, 2004, the Company's Board of Directors declared a 25% stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.  There have been no restatements to any weighted average share or per share amounts due to the record date not occuring until July 30, 2004.

The Company’s statements concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those forecasted due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition such as risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. These risks should be carefully reviewed before making any investment decision.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

At May 1, 2004, there were no derivative financial instruments.  In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

Item 4.                                   Internal Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of May 1, 2004 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.                                                OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time, legal matters in which the Company may be named as a defendant arise in the normal course of the Company's business activities.  Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

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

(b) Reports on form 8-K

On April 8, 2004, the Company filed a Form 8-K, Item 12, disclosing that on April 7, 2004 the Company issued a press release in which the Company announced, among other things, certain sales information for fiscal March 2004 and earnings guidance for the first quarter of fiscal 2004.

On April 21, 2004, the Company filed a report on Form 8-K, Item 4, announcing that on April 19, 2004 the Company dismissed KPMG as its principal accountant. On April 20, 2004 the Company engaged Ernst & Young LLP as its principal accountant to audit the Company’s financial statements.

On May 14, 2004, the Company filed a report on Form 8-K, Item 4, announcing that on May 12, 2004, Deloitte & Touche LLP was engaged as our principal accountant to audit our financial statements for the 2004 Fiscal Year.

On June 9, 2004, the Company filed a report on Form 8-K, Item 5, announcing that on June 8, 2004, the Company's Board of Directors declared a 25% stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2004	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman
David E. Ullman
Executive Vice President, Chief Financial Officer