Form 10-Q
period 2004-07-31
BANK JOS A CLOTHIERS INC /DE/
filed 2004-09-09
CIK 920033

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 3, 2004

Common Stock, $.01 par value	13,394,608

Jos. A. Bank Clothiers, Inc.

PART I.                                                    FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004

Net sales	$64,442	$81,994	$126,714	$161,923
Cost of goods sold	28,840	32,883	55,512	63,777
Gross Profit	35,602	49,111	71,202	98,146

Operating expenses:
Sales and marketing	24,247	32,011	48,361	62,662
General and administrative	7,343	10,253	14,386	18,837
Store opening costs	226	269	592	500
Total operating expenses	31,816	42,533	63,339	81,999

Operating income	3,786	6,578	7,863	16,147

Interest expense, net	382	433	685	914

Income before provision for income taxes	3,404	6,145	7,178	15,233
Provision for income taxes	1,418	2,616	3,018	6,369

Net income	$1,986	$3,529	$4,160	$8,864

Earnings per share:
Net income:
Basic	$0.17	$0.26	$0.36	$0.67
Diluted	$0.14	$0.25	$0.30	$0.62
Weighted average shares outstanding:
Basic	11,678	13,330	11,651	13,288
Diluted	13,794	14,196	13,689	14,204

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	January 31, 2004	July 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875	$784
Accounts receivable, net	4,201	3,942
Inventories:
Raw materials	11,652	10,203
Finished goods	109,136	111,374
Total inventories, net	120,788	121,577

Prepaid expenses and other current assets	10,323	11,133
Total current assets	136,187	137,436

NONCURRENT ASSETS:
Property, plant and equipment, net	47,401	49,614
Other noncurrent assets, net	2,923	2,761
Total assets	$186,511	$189,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,748	$25,259
Accrued expenses and other	33,985	31,093
Current portion of long-term debt	1,245	971
Total current liabilities	63,978	57,323

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	28,618	29,399
Deferred rent and other noncurrent liabilities	6,413	6,016
Total liabilities	99,009	92,738

STOCKHOLDERS’ EQUITY:
Common stock	122	124
Additional paid-in capital	64,207	64,912
Retained earnings	28,231	37,095
	92,560	102,131
Treasury stock	(5,058)	(5,058)
Total stockholders’ equity	87,502	97,073
Total liabilities and stockholders’ equity	$186,511	$189,811

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	August 2, 2003	July 31, 2004

Cash flows from operating activities:
Net income	$4,160	$8,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,121	3,828
Net (increase) in operating working capital and other	(29,954)	(9,171)

Net cash provided by (used in) operating activities	(22,673)	3,521

Cash flows from investing activities:
Additions to property, plant and equipment	(8,944)	(5,677)
Proceeds from disposal of assets	—	851

Net cash (used in) investing activities	(8,944)	(4,826)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	39,079	44,173
Repayments under long-term Credit Agreement	(15,164)	(41,760)
Repayment of other long-term debt	(581)	(1,906)
Net proceeds from issuance of common stock	619	707

Net cash provided by financing activities	23,953	1,214

Net (decrease) in cash and cash equivalents	(7,664)	(91)

Cash and cash equivalents – beginning of period	8,389	875

Cash and cash equivalents – end of period	$725	$784

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

2.                          SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of first-in, first-out cost or market.  The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale.

Catalog - Costs related to mail order catalogs and promotional materials are included in prepaid expenses and other current assets.  These costs are amortized over the expected periods of benefit, which is typically four months.

Stock Option Plan - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board  Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. There was no stock-based compensation expense recognized in the statement of income for the periods ended August 2, 2003 and July 31, 2004. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter:

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004

Net income as reported	$1,986	$3,529	$4,160	$8,864

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	349	75	986	225

Pro forma net income	$1,637	$3,454	$3,174	$8,639

Pro forma basic net income per common share	$0.14	$0.26	$0.27	$0.65

Pro forma diluted net income per common share	$0.12	$0.24	$0.23	$0.61

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three and six months ended August 2, 2003.  For the three months and six months ended July 31, 2004, there were no stock options granted.

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004

Risk free interest rate	3.9%	—	3.3% - 3.9%	—
Expected volatility	44%	—	44% - 52.9%	—
Expected life	7 Years	—	7 Years	—
Contractual life	10 Years	—	10 Years	—
Expected dividend yield	—%	—	—%	—
Fair value of options granted	$20.03	—	$13.20 - $20.03	—
# of options granted	3	—	206	—

Reclassifications – Certain reclassifications have been made to the August 2, 2003 financial statements in order to conform to the July 31, 2004 presentation.

3.                          SUPPLEMENTAL CASH FLOW DISCLOSURE:

a. Working Capital and other Components:

The net change in working capital and other components consists of the following:

	Six Months Ended
	August 2, 2003	July 31, 2004

(Increase) decrease in accounts receivable, net	$(1,060)	$259
Decrease (increase) in inventories	(32,929)	(789)
Decrease (increase) in prepaids and other assets	3	(648)
Increase (decrease) in accounts payable	7,391	(3,489)
(Decrease) in accrued expenses and other liabilities	(3,359)	(4,504)

Net (increase) in operating working capital and other	$(29,954)	$(9,171)

b. Interest and Income Taxes Paid:

Interest and income taxes paid were as follows:

	Six Months Ended	Six Months Ended
	August 2, 2003	July 31, 2004

Interest paid	$628	$989
Income taxes paid	$4,972	$12,245

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

	Three Months Ended		Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004

Weighted average shares outstanding for basic	11,678	13,330	11,651	13,288

Dilutive effect of stock options	2,116	866	2,038	916

Weighted average shares outstanding for diluted	13,794	14,196	13,689	14,204

The Company uses the treasury method for calculating the dilutive effect of stock options.  There were no anti-dilutive options as of July 31, 2004.

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

The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods.  In stores the typical customers travel to the store and purchase men’s clothing and/or alterations and take their purchases with them.  The direct marketing customers receive catalogs in their homes and/or offices and/or visit our web page via the internet and place orders by phone, mail, fax or on line.  The merchandise is then shipped to the customers. Segment data is presented in the following table:

Three months ended July 31, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$71,022	$8,573	$2,399	$81,994
Depreciation and amortization	1,447	18	424	1,889
Operating income (b)	13,747	2,910	(10,079)	6,578
Capital expenditures (d)	2,376	8	156	2,540

Three months ended August 2, 2003

	Stores	Direct Marketing	Other	Total

Net sales (a)	$54,871	$7,274	$2,297	$64,442
Depreciation and amortization	1,151	16	454	1,621
Operating income (b)	9,544	2,302	(8,060)	3,786
Capital expenditures (d)	4,030	6	1,085	5,121

Six  Months ended July 31, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$140,780	$16,576	$4,567	$161,923
Depreciation and amortization	2,804	34	990	3,828
Operating income (b)	29,381	5,694	(18,928)	16,147
Identifiable assets (c)	146,258	29,652	13,901	189,811
Capital expenditures (d)	5,333	13	331	5,677

Six  Months ended August 2, 2003

	Stores	Direct Marketing	Other	Total

Net sales (a)	$108,273	$14,014	$4,427	$126,714
Depreciation and amortization	2,248	32	841	3,121
Operating income (b)	19,145	4,524	(15,806)	7,863
Identifiable assets (c)	126,536	23,643	15,959	166,138
Capital expenditures (d)	7,075	6	1,863	8,944

(a)          Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores.  Net sales  from segments below the quantitative thresholds are attributable primarily to factory stores, franchise stores and regional tailor shops.  None of these operations have ever met any of the quantitative thresholds for determining reportable segments and are included in “other”.

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

6.                          COMMON STOCK DIVIDENDS

On January 13, 2004, the Company’s Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.

On June 8, 2004, the Company’s Board of Directors declared a 25% stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.

Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect the two stock dividends.

7.         OTHER MATTERS

As previously disclosed in the Company’s Form 10-Q for the quarter ended May 1, 2004, on or about April 22, 2004, the Company received a subpoena from the New York Attorney General requiring the production of certain documents relating to the Company’s advertising and in store promotions.  The Company has produced documents in response to the subpoena and is currently seeking a resolution of the matter.  While the exact amount of any loss which may arise from this matter is not known, the Company has determined that a reasonable estimate of the loss is $475.  A loss contingency in this amount has been recorded as a general and administrative expense in the accompanying Statement of Income for the three months ended July 31, 2004.

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

Overview - For the second quarter of the Company’s fiscal year ending January 29, 2005 (“fiscal 2004”), the Company’s net income increased 75% to $3.5 million compared with net income of $2.0 million for the second quarter of the Company’s fiscal year ended January 31, 2004 (“fiscal 2003”). The Company earned $.25 per diluted share in the second quarter of fiscal 2004 compared with $0.14 per diluted share in the second quarter of fiscal 2003.  The increased earnings were primarily attributable to a 27% increase in net sales with increases in both the store and direct marketing (catalog and internet) segments and a 470 basis point increase in gross profit margins.

Management believes that the chain can grow to approximately 500 stores from the fiscal 2003 year-end base of 210 stores.  The Company plans to open approximately 60 stores in 2004, including 20 that were opened in the first half of the year, and up to 75 stores each year thereafter to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company initiated in fiscal 2000.  In the past four years, the Company has continued to increase the amount of store openings as its infrastructure and operating performance improved.  As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001, 25 new stores in fiscal 2002 and 50 new stores in fiscal 2003.

Capital expenditures should range between $17 and $20 million in fiscal 2004, primarily to fund the opening of approximately 60 new stores, the renovation and/or relocation of two stores, an expansion in distribution center capacity, and the implementation of various systems initiatives.  The Company expects to fund substantially all of its growth program in 2004 with cash from operations, while using borrowings under its revolver during the year to fund any required increases in cash needs.

Common Stock Dividends. On January 13, 2004, the Company’s Board of Directors declared a 50% Common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.

On June 8, 2004, the Company’s Board of Directors declared a 25% stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.

Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes hereto, have been restated to reflect the two stock dividends.

Critical accounting policies and estimates – In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements in the Company’s January 31, 2004 Annual Report on Form 10-K.

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

	Percentage of Net Sales Three Months Ended		Percentage of Net Sales Six Months Ended
	August 2, 2003	July 31, 2004	August 2, 2003	July 31, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.8	40.1	43.8	39.4

Gross profit	55.2	59.9	56.2	60.6
General and administrative expenses	11.4	12.5	11.4	11.6
Sales and marketing expenses	37.6	39.0	38.2	38.7
Store opening costs	0.3	0.3	0.4	0.3

Operating income	5.9	8.0	6.2	10.0
Interest expense, net	0.6	0.5	0.5	0.6
Income before provision for income taxes	5.3	7.5	5.7	9.4
Provision for income taxes	2.2	3.2	2.4	3.9
Net income	3.1%	4.3%	3.3%	5.5%

Net sales - Net sales increased 27% to $82.0 million in the second quarter of fiscal 2004 compared with $64.4 million in the second quarter of fiscal 2003.  Net sales for the first half of fiscal 2004 increased 28% to $161.9 million, compared with $126.7 million in the first half of fiscal 2003.  The sales increase was primarily related to increases in store sales (including new stores as shown below) and in direct marketing sales.  Comparable store sales increased 10.2% and 11.9% in the second quarter and first half of fiscal 2004, respectively.  All major product categories generated sales increases in each quarter of 2004, lead by sales of sportswear which increased over 40% in the first half of 2004.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	August 2, 2003		July 31, 2004		August 2, 2003		July 31, 2004
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*

Stores open at the beginning of the period	175	915	218	1,095	160	846	210	1,062
Stores opened	6	25	11	44	21	94	20	82
Stores closed	—	—	—	—	—	—	(1)	(5)
Stores open at the end of the period	181	940	229	1,139	181	940	229	1,139

*square feet is presented in thousands and excludes franchise stores

Gross profit - Gross profit (net sales less cost of goods sold) represented 59.9% of net sales in the second quarter of fiscal 2004 compared with 55.2% of net sales in the second quarter of fiscal 2003.  For the first six months of fiscal 2004, gross profit represented 60.6% of net sales compared with 56.2% for the same period of fiscal 2003. The increased gross profit percentages are primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased, and increases in retail prices primarily through the introduction of new products and management of retail prices.  Gross profit margins increased in substantially all major product categories.

Sales and Marketing Expenses – Sales and marketing expenses consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) advertising and marketing expenses.  These expenses increased by $7.8 million and $14.3 million in the three and six months ended July 31, 2004, respectively.

The increase in sales and marketing expenses in the 49 stores which opened since the end of the second quarter of fiscal 2003 plus the incremental increase in expense in the 21 stores opened throughout the first half of 2003 was $5.1 million and $9.9 million in the second quarter and six months ended July 31, 2004, respectively.  Sales and marketing expenses in the stores which were open prior to fiscal 2003 were $2.2 million and $3.2 million higher in the second quarter and six months ended July 31, 2004, respectively, than in the same periods in fiscal 2003 primarily as a result of higher sales commissions on higher sales and increased occupancy costs and advertising costs.  In addition, direct marketing sales and marketing expenses increased $0.5 million and $1.1 million respectively in the three months and six month ended July 31, 2004.  The direct marketing increases resulted primarily from increased sales and higher catalog circulation.

The Company expects sales and marketing expenses to increase in fiscal 2004 primarily as a result of a) opening approximately 60 new stores, b) the full year operation of stores that were opened during fiscal 2003, and c) an increase in advertising expenditures, including the expenditure of at least $2.5 million related to image advertising in magazines and on television.  The majority of the image advertising expenses will be incurred in the fourth quarter of 2004.

General and Administrative Expenses – General and administrative expenses, which consist primarily of corporate payroll costs and overhead and distribution center costs, increased $2.9 million and $4.5 million in the second quarter and first six months of fiscal 2004, respectively. The increases were primarily due to higher payroll and payroll-related costs, travel costs, distribution center costs and other expenses related to business expansion, and professional fees principally related to internal control documentation efforts in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Continued growth in stores and the direct marketing segment may result in additional increases in these expenses.  In addition, the Company recorded a loss contingency in the amount of $475 thousand in the second quarter of 2004 representing the Company's reasonable estimate of the loss which may arise in connection with the New York Attorney General's inquiry into the Company's advertising practices in New York.

Store Opening Costs – Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training, and setup of new stores, declined slightly per store in 2004 based on the timing and location of new store openings (which impact the advertising and travel incurred for the stores).

Interest Expense, net – Interest expense increased in the second quarter of fiscal 2004 compared with the same period of 2003.  The increase was due primarily to higher borrowing levels under the revolver, primarily related to the opening of new stores.

Interest expense increased $0.2 million to $0.9 million in the first six months of fiscal 2004 from $0.7 million for the same period of 2003.  The increase was due primarily to higher borrowing levels under the revolver, primarily related to the opening of new stores, and was partially offset by a lower average interest rate.

Income Taxes – The first half of fiscal 2004 effective income tax rate decreased to 41.8% compared with 42.0% in the first half of fiscal 2003.  The decrease was primarily due to higher projected full year profitability, which will provide greater leverage against the non-deductible expenses.

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

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $52.2 million at July 31, 2004 compared with $52.4 million at January 31, 2004.  The July 31, 2004 revolver balance was $23.0 million compared with $21.9 million at August 2, 2003, as the Company has funded substantially all of its growth in 2004 from cash from operations.

As of July 31, 2004, the Company was in compliance with all loan covenants. Both currently and for the same three and six-month periods of fiscal 2003, interest rates under the amended agreement are either at the prime rate or at LIBOR plus 1.5%. The agreement also includes provisions for a seasonal over-advance.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	August 2, 2003	July 31, 2004

Cash provided by (used in):
Operating activities	$(22,673)	$3,521
Investing activities	(8,944)	(4,826)
Financing activities	23,953	1,214
Net (decrease) in cash and cash equivalents	$(7,664)	$(91)

Cash provided by the Company’s operating activities in the first half of fiscal 2004 increased compared with the first half of 2003 primarily due to lower expenditures for inventory compared with the same period of 2003.  Cash used for purchase of inventory was $0.8 million for the first half of fiscal 2004 compared with $32.9 million for the same period of fiscal 2003, as the Company increased its inventories in 2003 to replenish inventory shortfalls, open new stores, build safety stock and increase its raw materials purchases.  Cash used in investing activities in the first half of fiscal 2004 relates primarily to capital expenditures for new stores and was partially offset by the proceeds from the disposal of certain equipment.  Cash provided by financing activities relates primarily to borrowing under the Company’s revolving loan under the Credit Agreement and $0.7 million from the proceeds of the exercise of stock options.  Also, the Company used $1.9 million for the repayment of long-term debt.

For fiscal 2004, the Company expects to spend between $17 to $20 million on capital expenditures, primarily to fund the opening of approximately 60 new stores, the renovation and/or relocation of two major stores, an expansion of distribution center capacity and the implementation of various systems initiatives. Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2004.  The cost to open new stores is net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores.  These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors.  For the stores opened in fiscal 2003, the Company negotiated approximately $9 million of landlord contributions of which approximately $8 million have been collected, including approximately $2 million which was collected in the first half of fiscal 2004. The remaining amount is expected to be received in fiscal 2004.  For the stores opened in the first half of fiscal 2004, the Company negotiated approximately $4 million of landlord contributions.

Disclosures about Contractual Obligations and Commercial Commitments

The Company’s principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring spaces and equipment.  Under the terms of certain of these leases, the Company is required to pay a base annual rent plus a contingent amount based on sales.  In addition, many of these leases include scheduled rent increases.

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of July 31, 2004; including amounts paid in the first half of 2004 except for long-term debt:

	Payments Due by Fiscal Year (in thousands)
	2004	2005-2007	2008-2009	Beyond 2009	Total

Long-term debt	457	3,083	24,795	2,035	30,370
Operating leases (a)	26,173	80,323	44,043	68,630	219,169
Stand-by Letter-of-credit (b)	400				400
Purchase Commitment (c)	8,956	—	—	—	8,956

(a)          Includes various lease agreements for stores to be opened and equipment placed in service subsequent to July 31, 2004.

(b)         To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term.

(c)          The Company generally does not make unconditional, noncancelable purchase commitments.  In fiscal 2003, the Company entered into an agreement with one raw material supplier to purchase a specified quantity of fabric through fiscal 2004 at a specified price.  This commitment could extend into 2005; however, the amount of the commitment would not change.

Additional Information

As previously disclosed in the Company’s Form 10-Q for the quarter ended May 1, 2004, on or about April 22, 2004, the Company received a subpoena from the New York Attorney General requiring the production of certain documents relating to the Company’s advertising and in store promotions.  The Company has produced documents in response to the subpoena and is currently seeking a resolution of the matter.  While the exact amount of any loss which may arise from this matter is not known, the Company has determined that a reasonable estimate of the loss is $475 thousand.  A loss contingency in this amount has been recorded as a general and administrative expense in the accompanying Statement of Income for the three months ended July 31, 2004.

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

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

At July 31, 2004, there were no derivative financial instruments.  In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

Item 4.                                                           Internal Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2004 the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:

a)              The 2004 annual meeting of shareholder of the Company was held on June 25, 2004.

b)             Gary S. Gladstein was elected as director at the meeting. Andrew A. Giordano, David A. Preiser and Robert N. Wildrick continued in their respective terms of office as directors.

c)              The matters voted upon at the meeting and the votes were as follows:

1.               Election of Director

	For	Against
Gary S. Gladstein	9,116,552	253,427

2.                    Ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending January 29, 2005.

For	Against	Withheld
9,326,068	38,072	5,830

As the annual meeting was held prior to the distribution of the stock dividend declared on June 8, 2004, the foregoing votes do not reflect any adjustment which otherwise may have occurred as a result of said stock dividend.

Item 6.            Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On June 9, 2004, the Company filed a Form 8-K, Item 5, disclosing that on June 9, 2004 the Company issued a press release in which the Company announced that the Company’s Board of Director’s declared a 25% stock dividend to shareholders of record on July 30, 2004.

On May 25, 2004, the Company filed a report on Form 8-K, Item 12, announcing that on May 25, 2004 the Company issued a press release  in which the Company announced, among other things, certain results of operations for its first quarter ended May 1, 2004.

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

Date: September 9, 2004	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman
David E. Ullman
Chief Financial Officer