Form 10-Q
period 2004-10-30
BANK JOS A CLOTHIERS INC /DE/
filed 2004-12-08
CIK 920033

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 1, 2004

Common Stock, $.01 par value	13,394,608

Jos. A. Bank Clothiers, Inc.

PART I.                                                    FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004

Net sales	$72,011	$82,634	$198,725	$244,557
Cost of goods sold	30,439	34,094	86,418	97,871
Gross Profit	41,572	48,540	112,307	146,686

Operating expenses:
Sales and marketing	27,498	34,266	75,859	96,928
General and administrative	7,946	8,436	21,865	27,273
Store opening costs	626	346	1,218	846
Total operating expenses	36,070	43,048	98,942	125,047

Operating income	5,502	5,492	13,365	21,639

Interest expense, net	466	449	1,151	1,363

Income before provision for income taxes	5,036	5,043	12,214	20,276
Provision for income taxes	2,173	1,629	5,191	7,998

Net income	$2,863	$3,414	$7,023	$12,278

Earnings per share:
Net income:
Basic	$0.23	$0.25	$0.59	$0.92
Diluted	$0.20	$0.24	$0.51	$0.86
Weighted average shares outstanding:
Basic	12,566	13,395	11,955	13,324
Diluted	14,081	14,285	13,819	14,231

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	January 31, 2004	October 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875	$1,252
Accounts receivable, net	4,201	6,059
Inventories:
Raw materials	11,652	7,727
Finished goods	109,136	123,764
Total inventories, net	120,788	131,491

Prepaid expenses and other current assets	10,323	15,837
Total current assets	136,187	154,639

NONCURRENT ASSETS:
Property, plant and equipment, net	47,401	56,027
Deferred financing and other noncurrent assets	1,235	1,043
Deferred income taxes	1,688	1,791
Total assets	$186,511	$213,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,748	$29,687
Accrued expenses and other	32,677	32,447
Current portion of long-term debt	1,245	912
Deferred income tax	1,308	2,332
Total current liabilities	63,978	65,378

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	28,618	39,773
Deferred rent and other noncurrent liabilities	6,413	5,996
Total liabilities	99,009	111,147

STOCKHOLDERS’ EQUITY:
Common stock	122	124
Additional paid-in capital	64,207	66,778
Retained earnings	28,231	40,509
	92,560	107,411
Treasury stock	(5,058)	(5,058)
Total stockholders’ equity	87,502	102,353
Total liabilities and stockholders’ equity	$186,511	$213,500

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2003	October 30, 2004

Cash flows from operating activities:
Net income	$7,023	$12,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in net deferred tax liability	—	921
Depreciation and amortization	5,142	5,867
Net (increase) in operating working capital and other	(49,788)	(19,988)

Net cash (used in) operating activities	(37,623)	(922)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,714)	(12,947)
Proceeds from disposal of assets	—	851

Net cash (used in) investing activities	(12,714)	(12,096)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	71,463	75,377
Repayments under long-term Credit Agreement	(31,705)	(62,374)
Repayment of other long-term debt	(884)	(2,181)
Net proceeds from issuance of common stock	3,656	2,573

Net cash provided by financing activities	42,530	13,395

Net (decrease) increase in cash and cash equivalents	(7,807)	377

Cash and cash equivalents – beginning of period	8,389	875

Cash and cash equivalents – end of period	$582	$1,252

See accompanying notes.

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

2.                          SIGNIFICANT ACCOUNTING POLICIES

Inventories - The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale.

Franchise Fees – Monthly franchise fees are recognized when earned under the franchise agreements, which is at the time the franchisee generates a sale.  The fees are based on a percentage of sales generated by the franchise stores.  Initial franchise fees are fully earned upon execution of the franchise agreements and there are no further obligations on the part of the Company in order to earn the initial franchise fee.

The Company does not have any controlling interest in any of its franchisees through voting rights or any other means and, in accordance with the revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, does not consolidate these entities.

Gift Certificates and Cards – The Company’s apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.  The Company records a liability when a gift certificate/card is purchased.  As the certificate/card is redeemed by a customer, the Company reduces the liability and credits a sale.

Vendor Rebates - The Company receives credits from vendors in connection with inventory purchases.  The credits are separately negotiated with each vendor.  Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of purchases when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened.  There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits.  The credits described in a) above are recorded as a reduction to inventories in the Balance Sheet as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened.  In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

Landlord Contributions - Landlord contributions are accounted for as a credit to property, plant and equipment and as a debit to prepaid and other current assets until collected.  To the extent that the landlord contribution exceeds the cost of leasehold improvements of a specific new store, the excess is recorded as a liability in deferred rent and other noncurrent liabilities.  The credits are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease.  The amortization is recorded to sales and marketing expense which is consistent with the classification of lease expense.

Catalog - Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with Statement of Position No. 93-7, “Reporting on Advertising Costs”.  These costs are amortized based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers order from a particular catalog, which is typically four months.  The benefit period is based on historical ordering patterns.  As of January 31, 2004 and October 30, 2004, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.1 million and $1.4 million, respectively.

Contingent Rental Expense – The Company has certain store leases that determine all or a portion of its rent based on annual aggregate sales from that store.  The Company recognizes contingent rental expense prior to achievement of the specified target that triggers the contingent rental provided that achievement of that target is probable.  The amount is recorded on a straight-line basis throughout the year.

Stock Option Plan - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board  Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant.  There was no stock-based compensation expense recognized in the statement of income for the periods ended November 1, 2003 and October 30, 2004. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter and compensation expense had been recorded:

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004

Net income as reported	$2,863	$3,414	$7,023	$12,278

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	1,237	252	2,157	478

Pro forma net income	$1,626	$3,162	$4,866	$11,800

Pro forma basic net income per common share	$0.13	$0.24	$0.41	$0.89

Pro forma diluted net income per common share	$0.12	$0.22	$0.35	$0.83

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in:

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004

Risk free interest rate	3.5%	2.9% - 3.2%	3.3% - 3.9%	2.9% - 3.2%
Expected volatility	54%	49% - 50%	54%	49% - 50%
Expected life	3 Years	3 Years	1 - 7 Years	3 Years
Contractual life	1 - 10 Years	1 – 10 Years	1 - 10 Years	1 – 10 Years
Expected dividend yield	— %	— %	— %	—%
Fair value of options granted	$9.48	$8.81 - $10.04	$5.46 - $10.68	$8.81 - $10.04
# of options granted	187.5	29.6	574	29.6

Incentive Plans – Incentive plans provide cash incentive compensation to certain employees based upon the attainment of certain earnings and performance goals, as well as certain discretionary goals.  At each quarter-end, the Company estimates the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments.  Each quarter, the Company expenses incentive compensation to be paid for such quarter.  Any additional incentive compensation which is likely to be paid for the year is expensed based on the proportion of the earnings-to-date to projected annual earnings.

Reclassifications – Certain reclassifications have been made to the November 1, 2003 financial statements in order to conform to the October 30, 2004 presentation. The Company reclassified sales and related costs for new stores between the Stores and Direct Marketing segments in Note 5 to this Form 10-Q.

3.                          SUPPLEMENTAL CASH FLOW DISCLOSURE:

Operating Working Capital and Other Components:

The net change in operating working capital and other components consist of the following:

	Nine Months Ended
	November 1, 2003	October 30, 2004

(Increase) in accounts receivable, net	$(3,544)	$(1,858)
(Increase) in inventories	(51,322)	(10,703)
(Increase) in prepaids and other assets	(1,701)	(5,322)
Increase in accounts payable	5,946	939
Decrease in accrued expenses and other liabilities	833	(3,044)

Net (increase) in operating working capital and other	$(49,788)	$(19,988)

Interest and Income Taxes Paid:

Interest and income taxes paid were as follows:

	Nine Months Ended November 1, 2003	Nine Months Ended October 30, 2004

Interest paid	$1,025	$1,440
Income taxes paid	$5,420	$12,896

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

	Three Months Ended		Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004

Weighted average shares outstanding for basic	12,566	13,395	11,955	13,324

Dilutive effect of stock options	1,515	890	1,864	907

Weighted average shares outstanding for diluted	14,081	14,285	13,819	14,231

The Company uses the treasury method for calculating the dilutive effect of stock options.  There were no anti-dilutive options as of October 30, 2004.

5.                          SEGMENT REPORTING

The Company has two reportable segments: stores and direct marketing.  While each segment offers a similar mix of men’s clothing to the retail customer, the full line stores also provide alterations.

The accounting policies of the segments are the same as those described in the Company’s January 31, 2004 Annual Report on Form 10-K and within these notes.  The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.

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

Three months ended October 30, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$71,282	$8,612	$2,740	$82,634
Depreciation and amortization	1,578	17	444	2,039
Operating income (b)	11,813	2,554	(8,875)	5,492
Capital expenditures (d)	6,616	5	649	7,270

Three months ended November 1, 2003

	Stores	Direct Marketing	Other	Total

Net sales (a)	$61,735	$7,245	$3,031	$72,011
Depreciation and amortization	1,290	17	715	2,022
Operating income (b)	12,343	2,005	(8,846)	5,502
Capital expenditures (d)	3,419	0	351	3,770

Nine Months ended October 30, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$212,062	$25,188	$7,307	$244,557
Depreciation and amortization	4,382	51	1,434	5,867
Operating income (b)	41,194	8,248	(27,803)	21,639
Identifiable assets (c)	152,759	22,735	38,006	213,500
Capital expenditures (d)	11,949	18	980	12,947

Nine Months ended November 1, 2003

	Stores	Direct Marketing	Other	Total

Net sales (a)	$170,008	$21,259	$7,458	$198,725
Depreciation and amortization	3,538	48	1,556	5,142
Operating income (b)	31,488	6,529	(24,652)	13,365
Capital expenditures (d)	10,494	6	2,214	12,714

(a)          Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores.  Net sales from operating segments below the quantitative thresholds for determining reportable segments are attributable primarily to factory stores, franchise stores and regional tailor shops.  None of these operating segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “other”.

(b)         Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the “other” segment), interest and income taxes.  Total Operating Income represents profit before interest and income taxes.

(c)          Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets which have not been assigned to one of the reportable segments are included in Other are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories.

(d)         Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

6.                          COMMON STOCK DIVIDENDS

On January 13, 2004, the Company’s Board of Directors declared a 50% common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.

On June 8, 2004, the Company’s Board of Directors declared a 25% common stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.

Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect the two stock dividends.

7.                          LEGAL MATTERS

On September 15, 2004, the Company filed a Form 8-K, Item 8.01, disclosing that the Company entered into an agreement with the New York State Attorney General to comply with applicable law regarding its advertising practices in New York and to pay the amount of $475,000.  The Company previously recorded a loss contingency in this amount as a general and administrative expense in its Statement of Income for the fiscal second quarter ended July 31, 2004.  The $475,000 was paid during the third quarter ended October 30, 2004.

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

Overview - For the third quarter of the Company’s fiscal year ending January 29, 2005 (“fiscal 2004”), the Company’s net income increased to $3.4 million compared with net income of $2.9 million for the third quarter of the Company’s fiscal year ended January 31, 2004 (“fiscal 2003”). The Company earned $0.24 per diluted share in the third quarter of fiscal 2004 compared with $0.20 per diluted share in the third quarter of fiscal 2003, an increase of 20%.  The increased earnings were primarily attributable to a 15% increase in net sales and a 100 basis point increase in gross profit margins.  The sales increase was driven principally by sales in the new stores opened since the end of the third quarter of 2003, a ..4% comparable store sales increase and a 19 % increase in direct marketing sales.

Management believes that the chain can grow to approximately 500 stores from the fiscal 2003 year-end base of 210 stores.  The Company expects to open approximately 60 stores in 2004, including 43 that were opened in the first nine months of the year, and 60 to 75 stores each year thereafter to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company initiated in fiscal 2000.  In the past four years, the Company has continued to increase the amount of store openings as its infrastructure and operating performance improved.

Capital expenditures should be approximately $20 million in fiscal 2004, primarily to fund the opening of approximately 60 new stores, the renovation and/or relocation of two stores, an expansion in distribution center capacity, and the implementation of various systems initiatives.  Consistent with prior periods, these amounts will be mostly paid in the current year with some payments extending into the subsequent year.  The Company expects to fund all of its growth program in 2004 with cash from operations, while using borrowings under its revolver during the year to fund any required seasonal increases in cash needs.

Common Stock Dividends - On January 13, 2004, the Company’s Board of Directors declared a 50% common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.

On June 8, 2004, the Company’s Board of Directors declared a 25% common stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.

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

Inventory. The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method.   The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.

Management’s sales assumptions are based on the Company’s experience that historically most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (approximately 65% in fiscal 2003) are classic traditional products that are on-going programs and that bear low risk of write-down.  These products include items such as navy and grey suits, navy blazers, white and blue button-down shirts, etc.  The portion of the products that have seasonal or fashion elements are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost.  In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.

To calculate the estimated market value, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units.  The Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost.  Substantially all units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase.  In fiscal 2003, the Company’s costs in excess of selling price plus the cost of disposal in its factory stores was $1.1 million.  The inventory component of these costs is recorded in cost of goods sold whereas the related costs of disposal are recorded as selling and marketing expenses.  The Company anticipates similar results in fiscal 2004.  If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels.  These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company.  In each of fiscal years 2002 and 2003 the asset valuation charges have been less than $100,000 as sales and profits have increased throughout this period.     There were no asset valuation charges taken for the nine month periods ended November 1, 2003 and October 30, 2004.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 1, 2003	October 30, 2004	November 1, 2003	October 30, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.3	41.3	43.5	40.0

Gross profit	57.7	58.7	56.5	60.0
General and administrative expenses	11.0	10.2	11.0	11.2
Sales and marketing expenses	38.2	41.5	38.2	39.6
Store opening costs	0.9	0.4	0.6	0.3

Operating income	7.6	6.6	6.7	8.8
Interest expense, net	0.6	0.5	0.6	0.6
Income before provision for income taxes	7.0	6.1	6.1	8.3
Provision for income taxes	3.0	2.0	2.6	3.3
Net income	4.0%	4.1%	3.5%	5.0%

Net sales - Net sales increased 15% to $82.6 million in the third quarter of fiscal 2004 compared with $72.0 million in the third quarter of fiscal 2003.  Net sales for the first nine months of fiscal 2004 increased 23% to $244.6 million, compared with $198.7 million in the first nine months of fiscal 2003.  The sales increase was primarily related to increases in store sales (including new stores that have been opened as shown below) and in direct marketing sales.  Comparable store sales increased .4% and 7.9% in the third quarter and first nine months of fiscal 2004, respectively.  For comparable stores, the average dollars per transaction (“DPT”) increased in the nine months ended October 30, 2004 and decreased in the third quarter of fiscal 2004.  The increased average DPT for the nine month period was partially the result of increased sales of higher-priced Signature and Signature Gold products.  The lower DPT in the third quarter was partially related to a higher percentage of warm weather clearance goods sold.  Due to the warm weather and other factors, cold weather and other high dollar fall items did not sell well in the latter part of the quarter. The Company expects the average DPT to increase in the future.  Traffic increased in both the third quarter and first nine months of 2004.

All major product categories generated sales increases in the third quarter and first nine months of fiscal 2004, lead by sales of sportswear which increased over 23% and 35%, respectively.  In the third quarter of 2004, sales increases were lead by gains in sales of sportswear, shirts and ties.  Sales of the more luxurious Signature and Signature Gold suits, which represented 37% of suit sales in the first nine months of fiscal 2004, increased over 35% in that period as compared with the same period last year.

The Company expects fourth quarter fiscal 2004 sales to increase over the same period of fiscal 2003 as a result of the additional new stores and the opportunity for comparable store and direct marketing sales increases.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	November 1, 2003		October 30, 2004		November 1, 2003		October 30, 2004
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	181	940	229	1,139	160	846	210	1,062
Stores opened	25	105	23	98	46	199	43	180
Stores closed	—	—	—	—	—	—	(1)	(5)
Stores open at the end of the period	206	1,045	252	1,237	206	1,045	252	1,237

*square feet is gross square feet presented in thousands and excludes franchise stores

Gross profit - Gross profit (net sales less cost of goods sold) represented 58.7% of net sales in the third quarter of fiscal 2004 compared with 57.7% of net sales in the third quarter of fiscal 2003.  For the first nine months of fiscal 2004, gross profit represented 60.0% of net sales compared with 56.5% for the same period of fiscal 2003. The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased, and increases in retail prices primarily through the introduction of new products and management of retail prices.  Gross profit margins increased in substantially all major product categories in the third quarter ended October 30, 2004 versus the same prior year period, except for tailored clothing gross profit margins which decreased during the period.  Tailored clothing gross profit margins have increased in the first nine months of fiscal 2004 as compared to the same prior year period.  The Company believes the gross profit percentage will increase approximately 100 basis points in the fourth quarter of fiscal 2004 as compared to the same prior year quarter.

The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution, store occupancy, buying and other costs in cost of goods sold.  Other entities (including the Company) exclude such costs from gross profit, including them instead in general & administrative and/or sales & marketing expenses.

Sales and Marketing Expenses – Sales and marketing expenses consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising, display and marketing expenses.  These expenses increased by $6.8 million and $21.1 million in the third quarter and first nine months of fiscal 2004, respectively.

The increase in sales and marketing expenses in the 47 stores which opened since the end of the third quarter of fiscal 2003 plus the incremental increase in expense in the 46 stores opened throughout the first nine months of 2003 was $5.2 million and $15.0 million in the third quarter and nine months ended October 30, 2004, respectively.  Sales and marketing expenses in the stores which were open prior to fiscal 2003 were $1.1 million and $4.3 million higher in the third quarter and nine months ended October 30, 2004, respectively, than in the same periods in fiscal 2003 primarily as a result of higher sales commissions on higher sales and increased occupancy costs and advertising and display costs. The remaining increases relate primarily to higher catalog and internet marketing expenses.  The Company expects sales and marketing expenses to increase in the fourth quarter of fiscal 2004 compared with the fourth quarter of fiscal 2003, primarily as a result of a) opening approximately 60 new stores throughout 2004 as discussed earlier, b) the full year operation of stores that were opened during fiscal 2003, and c) an increase in advertising expenditures, including the expenditure of at least $3.0 million related to image advertising in magazines and on television.  The majority of the image advertising expenses will be incurred in the fourth quarter of fiscal 2004.

General and Administrative Expenses – General and administrative expenses, which consist primarily of corporate payroll and overhead costs and distribution center costs, increased $.5 million and $5.4 million in the third quarter and first nine months of fiscal 2004, respectively.  Total corporate payroll and overhead costs excluding incentive compensation costs increased $1.5 million and $4.7 million in the third quarter and the first nine months of fiscal 2004, respectively.  The increases in corporate payroll and overhead costs were primarily due to higher payroll and payroll-related costs, travel costs and other expenses related to business expansion, and professional fees principally related to internal control documentation efforts in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Incentive compensation expense decreased $1.4 million in the third quarter of fiscal 2004 and was flat in the first nine months of fiscal 2004 compared with the same prior year period. The change in incentive compensation in the third quarter of fiscal 2004 relative to the same quarter of fiscal 2003 is based upon the projected annual year end incentive compensation payout for the respective years.

Total distribution center costs were $1.9 million and $1.5 million in the third quarter of 2004 and 2003, and $4.8 million and $4.0 million in the first nine months of fiscal 2004 and fiscal 2003, respectively.  The Company expects distribution center costs to increase in the future as it has leased additional warehouse space and it expects to process an increasing amount of inventory units to support future growth.  Continued growth in the stores and direct marketing segments may result in additional increases in these expenses.

Store Opening Costs – Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training, and setup of new stores, declined per store in fiscal 2004 based on the location of new store openings (which impact the travel incurred for the stores) and planned reduced advertising for new stores.

Interest Expense, net – Interest expense increased slightly in the third quarter of fiscal 2004 compared with the same period of fiscal 2003.  The increase was due primarily to higher borrowing levels under the revolver, primarily related to the opening of new stores and higher interest rates.

Interest expense increased $.2 million to $1.4 million in the first nine months of fiscal 2004 from $1.2 million for the same period of 2003.  The increase was due primarily to higher borrowing levels under the revolver, primarily related to the opening of new stores and higher interest rates.

Income Taxes – The first nine months of fiscal 2004 effective income tax rate decreased to 39.4% compared with 42.5% in the first nine months of fiscal 2003.  The decrease was primarily due to higher projected full year profitability of the Company while non-deductible compensation under Section 162 (m) of the Internal Revenue Code is expected to decrease.  The income tax for the third quarter of fiscal 2004 includes a reduction of previously recorded income tax liabilities settled or otherwise resolved in the third quarter of approximately $.4 million.

Liquidity and Capital Resources - The Company maintains a bank credit agreement (the “Credit Agreement”), which provides for a revolving loan having a limit determined by a formula based on the Company’s inventories and accounts receivable. In January 2004, the Company extended the maturity date under the Credit Agreement to April 2008. The amended Credit Agreement increased the available maximum revolving amount under the facility up to $100 million. In addition, at any time prior to April

30, 2006, the Company has the option to increase the amount which may be borrowed to $125 million. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The financial covenants are in effect only if the Company’s availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during the next four quarters.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $56.2 million at October 30, 2004 compared with $52.4 million at January 31, 2004.  The October 30, 2004 revolver balance was $33.6 million compared with $37.6 million at November 1, 2003, as the Company has funded substantially all of its growth in the past 12 months from cash from operations.

As of October 30, 2004, the Company was in compliance with all loan covenants. Interest rates under the amended agreement are either at the prime rate or at LIBOR plus 1.5% which is the same rate formula that existed for the same period of fiscal 2003. The agreement also includes provisions for a seasonal over-advance.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	November 1, 2003	October 30, 2004

Cash provided by (used in):
Operating activities	$(37,623)	$(922)
Investing activities	(12,714)	(12,096)
Financing activities	42,530	13,395
Net increase (decrease) in cash and cash equivalents	$(7,807)	$377

Cash provided by the Company’s operating activities in the first nine months of fiscal 2004 increased compared with the first nine months of fiscal 2003 primarily due to lower expenditures for inventory compared with the same period of fiscal 2003 and increased net income.  The net increase in inventory was $10.7 million for the first nine months of fiscal 2004 compared with $51.3 million for the same period of fiscal 2003.  The Company increased its inventories in 2003 to replenish inventory shortfalls, open new stores, build safety stock and increase its raw materials purchases.  Cash used in investing activities in the first nine months of fiscal 2004 relates primarily to capital expenditures for new stores, distribution center and systems projects and was partially offset by the proceeds from the disposal of certain equipment.  Cash provided by financing activities relates primarily to borrowing under the Company’s revolving loan under the Credit Agreement and $2.6 million from the proceeds of the exercise of stock options.  Also, the Company used $2.2 million for the repayment of long-term debt.

Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for the next four quarters.  For fiscal 2004, the Company expects to spend approximately $20 million on capital expenditures, primarily to fund the opening of approximately 60 new stores, the renovation and/or relocation of two major stores, an expansion of distribution center capacity and the implementation of various systems initiatives.

The cost to open new stores is net of negotiated landlord contributions to help fund the construction of leasehold improvements for new stores.  These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors.  The credits recognized in the Consolidated Statements of Income were $0.5 million and $0.4 million, respectively, in the third quarter of fiscal 2004 and fiscal 2003 and $1.5 million and $ 1.1 million in the first nine months of fiscal 2004 and fiscal 2003.

For the stores opened in fiscal 2003 the Company negotiated approximately $9 million of landlord contributions, substantially all of which has been collected, including approximately $2.4 million which was collected in the first nine months of fiscal 2004. The remaining amount is expected to be collected in fiscal 2004.  For the stores opened in the first nine months of fiscal 2004, the Company negotiated approximately $9 million of landlord contributions, of which $1.3 million was collected in the first nine months of fiscal 2004.  The Company expects to collect these outstanding amounts over the next four quarters.  Any uncollected amounts are included in prepaid expenses and other current assets.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of October 30, 2004, including amounts paid in the first three quarters of fiscal 2004.

	Payments Due by Fiscal Year
	(in thousands)
	2004	2005-2007	2008-2009	Beyond 2009	Total

Long-term debt	2,430	3,078	35,382	2,035	42,925
Operating leases (a)	26,256	89,017	49,822	81,366	246,461
Stand-by Letter-of-credit (b)	400	—	—	—	400
Purchase Commitment (c)	8,956	—	—	—	8,956
Scheduled Interest Payments (d)	1,815	4,302	710	290	7,117

(a)          Includes various lease agreements for stores to be opened and equipment placed in service subsequent to October 30, 2004.  See Note 8 to January 31, 2004 annual report on Form 10-K.

(b)         To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(c)          The Company generally does not make unconditional, noncancelable purchase commitments.  In fiscal 2003, the Company entered into an agreement with one raw material supplier to purchase a specified quantity of fabric through fiscal 2004 at a specified price.  This commitment could extend into 2005; however, the amount of the commitment would not change.

(d)         These scheduled interest payments consist of interest payments on the outstanding long term debt.  For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of October 30, 2004.  For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on October 30, 2004.  The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

Cautionary Statement

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

At October 30, 2004, the Company was not a party to any derivative financial instruments.  In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

Item 4.                                   Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, has evaluated, in accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Act”), the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Act) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company and its subsidiaries in the reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a–15 and 15d-15 of the Act that occurred during the Company’s last fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

(b)         Reports on form 8-K

On September 15, 2004, the Company filed a Form 8-K, Item 8.01, disclosing that the Company entered into an agreement with the New York State Attorney General to comply with applicable law regarding its advertising practices in New York and to pay the amount of $475,000.

On September 9, 2004, the Company filed a report on Form 8-K, Item 2.02, announcing that on September 9, 2004, the Company issued a press release in which the Company announced, among other things, certain results of operations for its second quarter ended July 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2004	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman
David E. Ullman
Chief Financial Officer