Form 10-K
period 2005-01-29
BANK JOS A CLOTHIERS INC /DE/
filed 2005-04-14
CIK 920033

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended January 29, 2005 (“Fiscal 2004”).

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from to .

[Commission file number 0-23874]

JOS. A. BANK CLOTHIERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD	21074
(Address of principal executive offices)	(zip code)

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

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System at July 30, 2004 was approximately $284.8 million. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.

The number of shares of Common Stock, par value $0.01 per share, outstanding on April 8, 2005 was 13,466,546.

DOCUMENTS INCORPORATED BY REFERENCE:

The Company will disclose the information required under Part III, Items 10-14 either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 31, 2005 (the first business day following 120 days from the close of its fiscal year ended January 29, 2005) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2005 (the first business day following 120 days from the close of the Company’s fiscal year ended January 29, 2005).

Index to the exhibits appears on Pages 27 through 29.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition.  Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. Such risk factors are more fully described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company cautions that the foregoing list of important factors is not exclusive.

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

PART I

Item 1.  BUSINESS

EXPLANATORY NOTE

On February 7, 2005, in a letter to the Center for Public Company Audit Firms-American Institute of Certified Public Accountants (the “SEC Letter”), the Chief Accountant of the Securities and Exchange Commission (the “SEC”) expressed the views of the SEC staff concerning certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”).  Specifically, the SEC Letter addressed the appropriate accounting for: (1) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (2) the pattern of recognition of rent when the lease term in an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”), and (3) incentives related to leasehold improvements provided by a landlord/lessor to a tenant/lessee in an operating lease. Like many other companies in the retail industry, the Company has re-evaluated its lease accounting practices in light of the SEC Letter.

As previously disclosed in the Company’s Current Report on Form 8-K dated February 25, 2005, the Company’s Audit Committee concluded that the financial statements included in the Company’s Annual Report on Form 10-K for fiscal years 2002 and 2003, as well as those in the Company’s Quarterly Reports on Form 10-Q for the quarters ended May 1, 2004, July 31, 2004 and October 30, 2004, should no longer be relied upon and that the Company should restate its financial statements for the two-year period ended January 31, 2004 and for the first three quarters of fiscal 2004.

This Annual Report on Form 10-K gives effect to the restatement of the consolidated financial statements for the years ended February 3, 2001 (fiscal 2000), February 2, 2002 (fiscal 2001), February 1, 2003 (fiscal 2002) and January 31, 2004 (fiscal 2003), for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003 to reflect the revision to its historical practices of accounting for lease transactions, as discussed in Note 2 to the Consolidated Financial Statements.

Amortization of Leasehold Improvements- In order to comply with GAAP regarding amortization of leasehold improvements discussed in the SEC Letter, the Company revised the straight-line rent schedules for thirteen of its stores to achieve consistency with the corresponding leasehold amortization schedules.

Rent Holidays- In the SEC Letter, the SEC staff reiterated that GAAP requires rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period).  In prior periods, the Company had generally recognized the straight-line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease.  The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease.  Based on our re-evaluation, the Company has concluded that the construction period should be included in the straight-line rent schedule.

As a result of the change of its rent schedules, the Company has restated the Consolidated Financial Statements for fiscal 2000, fiscal 2001, fiscal 2002, fiscal 2003, for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003.  The changes are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules, as set forth above.

Landlord Contributions- Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement.  However, GAAP requires that such incentives should be recorded as deferred rent and amortized as reductions to lease expense.  As a result, the Company’s property, plant and equipment asset account and deferred rent liability account were increased which required increases to cash flows provided by operating activities and cash flows used for investing activities in equal amounts.  Accordingly, the Company has restated the consolidated financial statements for fiscal 2000, 2001, 2002, 2003, for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003.  These landlord contributions will be amortized over the life of the lease as a reduction to rent expense.

The impact of the restatement on the Consolidated Balance Sheet as of January 31, 2004 was an increase in the total property, plant and equipment account of $13.1 million and an increase in the deferred rent liability account of $14.8 million. The impact of the restatement is a decrease in net income of $.1 million, $.1 million, $.1 million and $.3 million for fiscal years 2000, 2001, 2002 and 2003, respectively, from amounts previously reported.  The restatement decreased reported diluted earnings per share by $0.01, $0.01, $0.01 and $0.03 for fiscal years 2000, 2001, 2002 and 2003, respectively.  The cumulative effect of the restatement for all years prior to fiscal 2000 was $.4 million, which was recorded as an adjustment to opening retained earnings at January 30, 2000.  The restatement also had a cumulative increase to deferred income taxes of $.7 million as of January 31, 2004.  The restatement did not have any impact on our previously reported sales or comparable store sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments.  The restatement also decreased reported diluted earnings per share by $0.01, $0.01 and $0.02 for the first, second and third quarters of fiscal 2004, respectively.

The Company has not amended and does not intend to amend its previously-filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the restatement, including without limitation for the periods ended May 1, 2004, July 31, 2004 and October 30, 2004.  For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

General

Jos. A. Bank Clothiers, Inc., a Delaware corporation (the “Company” or “Jos. A. Bank”), is a designer, retailer and direct marketer (through stores, catalog and internet) of men’s tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 269 retail stores (as of January 29, 2005 and including seven outlet stores and ten franchise stores) located throughout 37 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and internet (www.josbank.com) operations.

The Company’s products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. The Company’s products are offered at “Three Levels of Luxury,” which include the opening Jos. A. Bank collection as well as the more luxurious Signature and Signature Gold collections. The Company sources all of its products through third party vendors, suppliers and/or agents using Jos. A. Bank designs and specifications.

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. Information presented for the fiscal years ended February 1, 2003, January 31, 2004 and January 29, 2005 are hereinafter referred to as fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

Strategy

The Company, established in 1905, has reinvented itself over the past five years by focusing on its “Four Pillars of Success”:

1.             Quality

2.             Service

3.             Inventory In-stock

4.             Product Innovation

The Company instills these four factors into all aspects of its operation and believes they help create a unique specialty retail environment that develops customer loyalty. Examples of the Company’s commitment to this strategy includes:

•      continually increasing the already high level of quality of its products by developing and maintaining stringent design and manufacturing specifications;

•      developing its multi-channel retailing concept by opening more stores and expanding the catalog and internet operation, thus offering multiple convenient channels for customers to shop;

•      expanding its product assortment, including developing the “Three Levels of Luxury” and continuing to add innovative new products;

•      increasing its product design capabilities while eliminating the middleman in the sourcing of its products; and

•      providing outstanding customer service and emphasizing high levels of inventory fulfillment for its customers.

The Brand.  The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the original Jos. A. Bank collection to the more luxurious Signature collection to the exclusive Signature Gold collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, ranging from Super 100’s fine wool to the rare 150’s wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited editions.

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

As a customer convenience, the Company’s information systems enable customers to purchase all products that are offered in the catalog and internet while in a store. Conversely, customers may have catalog purchases shipped to a store for alteration and pickup and can return or exchange catalog and internet purchases at a store.

Store Growth.  The Company believes that it has substantial opportunity to increase its store base by adding stores in its existing markets and by entering new markets.  As part of its plan to increase the chain to approximately 500 stores by 2007, the Company opened 25 new stores in fiscal 2002, 50 new stores in fiscal 2003 and 60 new stores in fiscal 2004. The Company intends to open new stores in existing markets which should allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure, as well as in new markets such as the western part of the United States. The Company opened its first stores in the states of Washington and Nebraska in fiscal 2004 and in California, Nevada, Arkansas and West Virginia in fiscal 2003.

Product Design and Sourcing.  The Company has increased its design capabilities in the past five years and now designs substantially all of its products. The designs are provided to a world-wide vendor base to manufacture. In certain cases, the Company has eliminated the middlemen (e.g. agents, importers, brokers) in its sourcing process and contracts directly with manufacturers. The Company’s product design and sourcing strategies have resulted in reduced product costs, (which have enabled the Company to design additional quality into its products), increased gross profit margins and funding for the development of the infrastructure needed to grow the chain.

Segments

The Company has two reportable segments: Stores and Direct Marketing (internet and catalog). The Company has included information with regard to these segments for each of its last three fiscal years under Note 13 of its Consolidated Financial Statements.

Stores.  The Company’s store segment includes all Company-owned stores except for its seven factory stores. The Company has targeted specialty retail centers with certain co-tenancy for new store locations and has developed and implemented a new store prototype for all stores that have been opened since the beginning of fiscal 2001.

The Company opened 60 stores in fiscal 2004 and expects to accelerate the pace of store openings in subsequent years, including plans to open between 60 to 75 stores in fiscal 2005 as the Company increases the chain to approximately 500 stores. The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attracts customers with demographics that are similar to the Company’s target customer. The specialty centers include, but are not limited to, outdoor lifestyle centers, malls and financial districts. The Company prefers outdoor lifestyle centers as the key real estate environment for new stores.  As of January 29, 2005, the store mix of the 252 full-line Company-owned stores (excluding seven factory stores and ten franchise stores) consisted of 69 outdoor lifestyle centers, 63 malls, 20 financial districts and 100 strip centers, power centers or freestanding stores.

The Company’s new store prototype was designed in the second half of fiscal 2000 and was introduced in March 2001 in Charlottesville, Virginia. The design emphasizes an open shopping experience that coordinates the Company’s successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. In the stores that have been opened in the last two fiscal years, approximately 80% of a store’s space is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The Company expects that substantially all future stores will vary in size from approximately 3,500 to 5,500 square feet depending on the market. The full-line stores averaged approximately 5,120 square feet at the end of fiscal 2004. The stores opened in fiscal 2003 and fiscal 2004 averaged approximately 4,400 and 4,350 square feet, respectively.

The cost to open a new store is based on store size and landlord construction allowances. In fiscal 2004, the average cost to build a new store was approximately $440,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The Company will be reimbursed approximately $205,000 per store of the new store build-out cost.  New stores also require an inventory investment of approximately $300,000 to offer a full range of products, with higher inventory levels during certain peak periods. The inventory levels in a new store are typically increased as the store’s sales mature.

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

At April 8, 2005, the Company operated 273 retail stores (including seven factory stores and ten franchise stores) in 37 states and the District of Columbia. The following table sets forth the stores that were open at such date.

JOS. A. BANK STORES

State	Total # Of Stores		State	Total # Of Stores

Alabama	5	(a)	Missouri	5
Arkansas	1		Nebraska	1
California	12		Nevada	2
Colorado	5		New Jersey	15
Connecticut	8		New York	12
Delaware	1		North Carolina	15	(a)
Florida	17		Ohio	14
Georgia	11	(a)(b)	Oklahoma	4
Illinois	15	(a)	Pennsylvania	14	(b)
Indiana	4		Rhode Island	2
Iowa	2		South Carolina	6
Kansas	3		Tennessee	6	(a)
Kentucky	3		Texas	24
Louisiana	3	(a)	Utah	2
Maryland	15	(b)	Virginia	17	(b)
Massachusetts	7		Washington	2
Michigan	8		Washington, D.C.	3
Minnesota	3		West Virginia	1
Mississippi	1	(a)	Wisconsin	4
			Total	273

(a)           Includes one or more franchise stores

(b)           Includes one or more factory stores

Direct Marketing.  The Company’s direct marketing segment, consisting of its catalog and internet channels, is a key part of the Company’s multi-channel concept. The direct marketing segment accounted for approximately 11% of net sales in fiscal 2003 and 11% of net sales in fiscal 2004. The direct marketing segment recorded a sales increase of 22.7% in fiscal 2004. The Company’s direct marketing segment offers potential and existing customers convenience in ordering the Company’s merchandise. In fiscal 2003 and fiscal 2004, the Company distributed approximately 7.8 and 9.2 million catalogs, respectively, representing catalogs mailed to customers and catalogs distributed through stores.

The catalog and internet site offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate our high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers are becoming increasingly more comfortable purchasing traditional business attire through the catalog and internet, as suits represented approximately 20% of net sales in the direct marketing segment in fiscal 2004.

To make catalog shopping as convenient as possible, the Company maintains a toll-free telephone number accessible 24 hours a day, seven days a week. The Company uses on-line computer terminals to enter customer orders and to retrieve information about merchandise and its availability. Catalog sales associates can help customers select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In most cases, sample merchandise is available for catalog sales associates to view, thereby allowing them to better assist customers. Merchandise purchased from the catalog may be returned to any of the Company’s stores or to the Company by mail.

The Company has experienced strong growth in its internet sales in each of the past three fiscal years. The Company has established over 3,000 affiliate arrangements which has helped increase internet sales. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliate. In November 2002, the Company created an affiliate arrangement with Amazon.com and in September 2004, the Company created an affiliate arrangement with QVC.com.  The Company expects to continue to pursue affiliate arrangements to help fuel future internet sales increases.

The Company’s internet site has many customer-friendly features such as high processing speed, real-time inventory status, order confirmation, product search capabilities and an on-line catalog, among others. The site has enabled the Company to be responsive to trends thereby affording the Company an opportunity to increase sales.

To process catalog orders, sales associates enter orders on-line into a computerized catalog order entry system, while internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it automatically updates all files, including the Company’s customer mailing list, and permits the Company to measure the response to individual catalog mailings and internet email promotions. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouse. The Company’s order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as United Parcel Service priority. Sales and inventory information is available to the Company’s merchants the next day.

Merchandising

The Company believes it fills a niche of providing upscale classic, professional men’s clothing with impeccable quality at a reasonable price. The Company’s merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear and golf apparel, all sold under the Jos. A. Bank label. Its product offering includes tuxedos, suits, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear. The Company also sells branded shoes from several vendors, which are the only products it sells not using the Jos. A. Bank brand.

The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the Company’s original Jos. A. Bank collection, to the more luxurious Signature collection to the exclusive Signature Gold collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, ranging from Super 100’s fine wool to the rare 150’s wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited editions.

The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customer. Suits accounted for 26% of the Company’s net sales in fiscal 2004 and 27% in 2003, and serve as the foundation to the Company’s extensive offering of other products. As the corporate work environment trended to casual wear in recent years, the Company’s product offering was modified to meet the needs of the Jos. A. Bank customer.

The Company has many unique products to serve its customers’ needs and believes that continued development of innovative products is one of its “Pillars of Success”.  The TRIO collection is one of the Company’s solutions to corporate casual attire. The TRIO consists of a tailored jacket with two pants, one matching the jacket and one in a coordinating pattern. Therefore, the outfit can be worn as a suit, sportcoat/slack combination or as a casual outfit. The Company also offers its customers its Separates line, a concept for purchasing suits that allows customers to customize their wardrobe by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including Super 100’s wool and natural stretch wool. The Separates line allows a customer to buy a suit with minimal alteration that will fit his unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept which the Company believes is a competitive advantage. The TRIO and Separate lines accounted for approximately 43% of suit sales in fiscal 2004.

The Company also has a very successful line of wrinkle resistant all cotton dress shirts that are made using a patented process that is owned by the vendor. The Company believes it has one of the most extensive selections of dress pants in the industry. The Company developed its Vacation-in-Paradise (“VIP”) line of casual vacation wear in fiscal 2002. Its David Leadbetter golf apparel offers sportshirts, sweaters and casual trousers and is a unique product in the sportswear category.

In early fiscal 2004, the Company introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful “Traveler” collection of products.  In late fiscal 2004 it introduced a wrinkle resistant, stain-resistant suit as part of its Separates Collection.

Design and Purchasing

Jos. A. Bank merchandise is designed through the coordinated efforts of the Company’s buying and planning staffs, working in conjunction with suppliers, manufacturers and/or agents around the world. The process of creating a new garment begins up to 12 months before the product’s expected in-stock date. Substantially all products are made to the Company’s rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandise management staff oversees the development of each product in terms of style, color and fabrication. The Company’s planning staff is responsible for providing each channel of business with the correct amount of products.

The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by designing its tailored and other products, selecting and, in certain cases, purchasing raw materials (finished wool) and then having merchandise manufactured to its own specifications by third party contract manufacturers, either domestically or abroad.  Since the Company’s designs are focused on updated classic clothing, the Company experiences much less fashion risk than other retailers.  All products manufactured must conform to the Company’s rigorous specifications with respect to standardized sizing and quality.

The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors. In fiscal 2002, the Company began using one agent to source a significant portion of its product that comes from certain countries in or near Asia.

Approximately 10% of the total product purchases (including piece goods) in fiscal 2004 were sourced from United States suppliers, and approximately 90% were sourced from suppliers in other countries. In fiscal 2004, approximately 27% of the total product purchases were manufactured in China (including 12% from Hong Kong) and 18% in Mexico. No other country represented more than 10% of total product purchases in fiscal 2004.

Also as discussed above, the Company uses an agent to source a portion of its products from various companies that are located in or near Asia (China, including Hong Kong, Indonesia, Korea, Thailand, and Bangladesh). Purchases through this agent represented approximately 29% of the total product purchases in fiscal 2004. The Company also makes other purchases from manufacturers and suppliers in Asia.  Two other suppliers combined represent approximately 15% of total product purchases in fiscal 2004.

The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. Total raw materials represented approximately 10% of the total product purchases made by the Company. In fiscal 2004, five vendors accounted for over 86% of the raw materials purchased by the Company.

The Company transacts substantially all of its business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer other than an agreement with one raw materials supplier to purchase up to approximately $9 million of wool through fiscal 2004 at a specified price. A portion of the commitment extended into 2005; however the total amount of the commitment did not change. The Company ordinarily places orders for the purchase of inventory approximately six to twelve months in advance.

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

Marketing, Advertising and Promotion

Strategy.  The Company has historically used mass media radio and direct mail marketing, advertising and promotion activities in support of its store and catalog/internet operations.  The Company has also begun sending email promotions to its store and internet customers in the past several years.  Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale classic clothing offered at a value. The Company has a database of over 2.2 million names of people who have previously made a purchase from one of the Company’s retail stores, its internet site or catalog or have requested a catalog or other information from the Company. Of these, approximately 1.4 million individuals have made such purchases or information requests in the past 24 months. The Company evaluates its database for mailing and selects names based on expectations of response to specific promotions which allows the Company to efficiently use its advertising dollars.

In the fourth quarter of 2004, the Company began testing cable television as a method to increase its brand awareness and to drive customers to its stores.  The Company also began using national magazines to increase our brand awareness.  The Company expects to continue testing these channels as alternative methods to increase sales and brand awareness.

Throughout each season, the Company promotes specific items or categories at specific prices that are below the initial retail price originally offered to the customer. These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company conducts clearance sales to promote the sale of that season’s merchandise.

Corporate Card.  Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise. The card is honored at all full-line stores as well as for catalog and internet purchases. Over 75,000 companies nationally, from privately-owned small companies to large public companies, are now participating in the program. Participating companies are able to promote the card as a free benefit to their employees.

Apparel Incentive Program.  Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.

Distribution

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution facility located in Hampstead, Maryland. Merchandise received at the distribution center is promptly inspected to insure expected quality in workmanship and conformity to Company specifications. The merchandise is then allocated to individual stores or to warehouse stock. As applicable, the merchandise is then packed for delivery and shipped to the stores, principally by common carrier. Each store generally receives a shipment of merchandise two to three times a week from the distribution center; however, when necessary because of a store’s size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to catalog/internet customers are also made from the central distribution facility.

To support the new store growth, the Company upgraded its distribution center over the past four years and it is now capable of handling up to 500 stores in most of its distribution center functions.  In late 2004, the Company increased its distribution center capacity by leasing and equipping approximately 289,000 square feet of space in a facility that is adjacent to its worldwide corporate headquarters.

Management Information Systems

Many of the Company’s information systems have been updated in the last six years. In August 1998, the Company installed and implemented the latest version of its merchandising, warehouse, sales audit, accounts payable and general ledger system.  In fiscal 1999, the Company upgraded its catalog system and replaced its point-of-sale (POS) system. In fiscal 2000 the Company designed and implemented a new internet site. In fiscal 2003, the Company implemented two new systems that increased their ability to communicate design specification to its worldwide vendor base and to increase its ability to manage status of raw materials and production in plants around the world. In 2004, the Company developed systems that allow increased management and reporting of pricing elements such as gross margins.  Additionally, the Company implemented a major web site upgrade to increase performance.  By using these systems, the Company is able to capture greater customer data and has increased its marketing efficiency using such data.

Competition

The Company competes primarily with other specialty retailers, department stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few multi-channel retailers focusing exclusively on men’s apparel which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on greater selection of merchandise and superior customer service and product innovation as part of its “Four Pillars of Success”. The Company competes with, among others, Brooks Brothers, Nordstrom, Men’s Wearhouse and Lands End, as well as local and regional competitors in each store’s market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

Trademarks

The Company is the owner or exclusive licensee in the United States of the marks “Jos. A. Bank”, “The Miracle Collection”, and “Vacation-in-Paradise.”  These trademarks are registered in the United States Patent and Trademark Office.  A Federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company’s rights in the Jos. A. Bank trademark are a material part of the Company’s business. Accordingly, the Company intends to maintain its use of the trademark. The Company is not aware of any claims of infringement or other material challenges to the Company’s right to use its marks in the United States.

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

Employees

As of April 8, 2005, the Company had approximately 2,350 employees, consisting of 500 part-time employees and 1,850 full-time employees.

As of April 8, 2005, approximately 180 employees worked in the tailoring and distribution center, most of whom are represented by the Union of Needletrades Industrial & Textile Employees. The current collective bargaining agreement extends to February 28, 2006. The Company believes that union relations are good. During the past 50 years, the Company has had only one work stoppage, which occurred more than 20 years ago. The Company believes that its relations with its non-union employees are also good.

A small number of sales associates are union members under a separate contract which extends to April 30, 2006. The Company maintains an excellent relationship with these employees and their union.

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

Item 2.  DESCRIPTION OF PROPERTY

The Company owns its distribution and corporate office facility located in Hampstead, Maryland, subject to certain financing liens. (See Item 7, Managements’ Discussion and Analysis and “Consolidated Financial Statements—Note 6.”) The Company believes that its existing facility is well maintained and in good operating condition. The table below presents certain information relating to the Company’s corporate property as of April 8, 2005:

Location	Gross Square Feet	Owned/ Leased		Primary Function

Hampstead, Maryland	315,000	Owned	(1)	Corporate offices, distribution center, catalog order and fulfillment and regional tailoring overflow shop (“Worldwide Corporate Headquarters”)

Hampstead, Maryland	289,000	Leased		Distribution center and offices

(1) This facility was upgraded in the past several years including the addition of several second level mezzanines, which increased the total floor space to approximately 315,000 square feet.

As of April 8, 2005, the Company had 263 Company-operated stores (including its seven outlet stores and excluding its ten franchise stores) all of which were leased. The full-line stores average approximately 5,120 square feet as of the end of fiscal 2004, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 1,900 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus real estate taxes, insurance and utilities and, other than in freestanding locations, makes contributions toward the common area operating costs. Certain facility leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in annual fixed rental payments during the lease term.

The Company also leases one overflow tailoring facility in Atlanta, Georgia. This facility receives customers’ goods from full-line stores which are altered and returned to the store for customer pickup.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the quarter ended January 29, 2005.

PART II

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal 2003		Fiscal 2004
	High	Low	High	Low

1st Quarter	$15.39	$10.72	$31.32	$23.28
2nd Quarter	22.40	12.87	26.94	22.87
3rd Quarter	27.39	20.32	32.50	22.96
4th Quarter	23.42	16.82	31.66	24.06

1st Quarter fiscal 2005 (through April 8, 2005)			$34.51	$27.10

On April 8, 2005 the closing sale price of the Common Stock was $33.36

(b)           Holders of Common Stock

As of April 8, 2005 there were 90 holders of record of the Company’s Common Stock.

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data with respect to each of the fiscal years ended February 1, 2003 (fiscal 2002), January 31, 2004 (fiscal 2003) (restated in Note 2 of the Consolidated Financial Statements as set forth therein) and January 29, 2005 (fiscal 2004) have been derived from the Company’s audited Consolidated Financial Statements.  The amounts for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 have been restated by the Company to reflect the applicable revisions to the lease accounting as discussed in Note 2 in the accompanying consolidated financial statements.  The data with respect to the years ended February 3, 2001 (fiscal 2000) and February 2, 2002 (fiscal 2001) prior to the restatement were derived from financial statements audited by Arthur Andersen which is no longer in operation and thus the restated data is unaudited.  Fiscal 2000 was a 53-week year and all other years consisted of 52 weeks, each of which ended on the Saturday closest to the end of January of the respective year. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in the Annual Report on Form 10–K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Fiscal Years
	2000	2001		2002	2003	2004
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Consolidated Statements of Income Information:
Net sales	$206,252	$211,029		$243,436	$299,663	$372,500
Cost of goods sold	104,943	101,676		109,836	127,364	147,674
Gross profit	101,309	109,353		133,600	172,299	224,826
Operating expenses:
Sales and marketing	71,397	76,166		89,186	110,230	143,586
General and administrative	20,609	21,290		24,310	30,554	38,003
Store opening costs	363	405		528	1,539	1,184
One-time charges	—	210(a	)	—	—	—
Total operating expenses	92,369	98,071		114,024	142,323	182,773
Operating income	8,940	11,282		19,576	29,976	42,053
Interest expense, net	1,034	1,364		1,098	1,623	1,696
Income before provision for income taxes	7,906	9,918		18,478	28,353	40,357
Provision for income taxes	2,965	3,520		7,635	12,073	15,876
Net income	$4,941	$6,398		$10,843	$16,280	$24,481

Per share information (diluted)(b):
Net income per share	$0.42	$0.55		$0.82	$1.17	$1.72

Diluted weighted average number of shares outstanding(b)	11,718	11,633		13,234	13,883	14,231
Balance Sheet Information (as of end of fiscal year):
Working capital	$28,650	$37,757		$43,626	$76,214	$68,146
Cash and cash equivalents	3,126	827		8,389	875	1,425
Total assets	91,678	113,467		146,004	200,645	231,830
Total debt	6,869	16,638		10,519	29,863	6,859
Total noncurrent liabilities (including debt)	13,115	24,634		26,370	51,521	38,951
Stockholders’ equity	45,210	51,631		64,923	86,454	114,324
Other Data (as of end of fiscal year):
Number of stores	116	135		160	210	269

(a)           Represents primarily professional fees incurred in fiscal 2001 in conjunction with a strategic action considered by the Board of Directors.

(b)           On January 13, 2004, the Company’s Board of Directors declared a 50% common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.  On June 8, 2004, the Company’s Board of Directors declared a 25% common stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.  Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect the two stock dividends.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Form 10-K.

Restatement of Financial Statements

The accompanying management discussion and analysis in this Annual Report on Form 10-K gives effect to the restatement of the Consolidated Financial Statements for the years ended February 1, 2003 (fiscal 2002) and January 31, 2004 (fiscal 2003) and for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003 to reflect the revision to its historical practices of accounting for lease transactions, as discussed in the Explanatory Note to this Annual Report on Form 10-K and Note 2 to the Consolidated Financial Statements.

The impact of the restatement on the Consolidated Balance Sheet as of January 31, 2004 was an increase in the total property, plant and equipment account of $13.1 million and an increase in the deferred rent liability account of $14.8 million.  The impact of the restatement on the Consolidated Statements of Income is a decrease in net income of $.1 million and $.3 million for fiscal years 2002 and 2003, respectively, from amounts previously reported.  The restatement decreased previously reported diluted earnings per share by $0.01 and $0.03 for fiscal 2002 and fiscal 2003, respectively.  The cumulative effect of the restatement for all years prior to fiscal 2002 was $.6 million.  The restatement also had a cumulative increase to deferred income taxes of $.7 million as of January 31, 2004.  The restatement did not have any impact on our previously reported sales or comparable store sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments.

The financial statements and related notes thereto that were originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2004 on Form 10-K (the “Original Filing”) have been restated in this Form 10-K.  For a detailed description of the restatement, see “Restatement of Financial Statements” in Note 2 to the accompanying consolidated financial statements.  As previously disclosed on February 25, 2005, our Audit Committee concluded to restate the Company’s financial statements for the years ended February 1, 2003 (fiscal year 2002) and January 31, 2004 (fiscal year 2003), for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003 to reflect the revision to its historical practices of accounting for lease transactions.

The Company has not amended and does not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to January 29, 2005.  For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

Overview

Net income in fiscal 2004 increased 50.3% to approximately $24.5 million compared with approximately $16.3 million in fiscal 2003.  The increased earnings in fiscal 2004 were primarily attributable to:

•              24.3% increase in net sales with increases in both the stores and direct marketing (catalog and internet) segments;

•              290 basis point increase in gross profit margins; and

•              the opening of 60 new stores.

Management believes that the chain can grow to approximately 500 stores from the fiscal 2004 year-end base of 269 stores. The Company plans to open between 60 to 75 stores in fiscal 2005 as part of its plan to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company initiated in fiscal 2000. In the past five years, the Company has continued to increase the number of store openings as infrastructure and performance has improved. As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in fiscal 2001, 25 new stores in fiscal 2002, 50 new stores in fiscal 2003 and 60 new stores in fiscal 2004.

Capital expenditures should be approximately $35 million in fiscal 2005, primarily to fund the opening of approximately 60 to 75 new stores, the renovation and/or relocation of several stores, and the implementation of various systems initiatives.  The capital expenditures include the cost of the construction of leasehold improvements for new stores of which $12-$15 million is expected to be reimbursed through landlord contributions.  The Company also expects inventories to increase in 2005 to support new store openings, sales growth in existing segments and other initiatives.

The Company ended fiscal 2004 with no revolver debt, $6.9 million of term debt and $1.4 million of cash.  The Company generated $51.5 million of cash from operating activities in fiscal 2004, which was used to fund a 28% increase in the number of stores and to reduce total debt by approximately $23 million.  The Company’s Credit Agreement with its bank extends to April 2008 and allows the Company to borrow a maximum revolving amount under the facility up to $100 million.  In addition, the Company has the option to increase the amount borrowed to $125 million, if requested by April 30, 2006, if needed and if supported by its borrowing base formula under the Credit Agreement.  The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $74.6 million at January 29, 2005 compared with $52.4 million at the same time in fiscal 2003.

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Consolidated Financial Statements in this Annual Report on Form 10-K.

Inventory. The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method.  The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.

Management’s sales assumptions are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (approximately 67% in fiscal 2004) are classic traditional products that are on-going programs and that bear low risk of write-down.  These products include items such as navy and gray suits, navy blazers, white and blue button-down shirts, etc.  The portion of the products that have seasonal or fashion elements are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost.  In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.

To calculate the estimated market value, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units.  The Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost.  Substantially all units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase.  In fiscal 2003 and 2004, the Company’s costs in excess of selling price plus the cost of disposal in its factory stores was $1.1 million and $1.1 million, respectively.  The inventory component of these costs is recorded in cost of goods sold whereas the related costs of disposal are recorded as selling and marketing expenses.  The Company anticipates similar results in fiscal year 2005.  If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels.  These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company.  In each of fiscal years 2003 and 2004, the asset valuation charges have been less than $100,000 as sales and profits have increased throughout this period.

Lease Accounting.  The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commences on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements is recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates.  Management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations.

New Accounting Pronouncements—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”).  This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees.  Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements.  The Company has chosen to disclose the pro forma effect.  The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions.  The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.  FAS 123(R) will be effective for the company beginning with the third quarter of 2005.  Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in their footnotes.  The Company has not yet concluded on which transition option will be selected.  See Proforma Disclosures of Stock-Based Compensation discussion above for the pro forma effect of a full year application, using our existing valuation and amortization assumptions.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales Fiscal Year
	2002	2003	2004
	(As Restated)	(As Restated)
Net sales	100%	100%	100%
Cost of goods sold	45.1	42.5	39.6
Gross profit	54.9	57.5	60.4
Sales and marketing expenses	36.6	36.8	38.6
General and administrative expenses	10.0	10.2	10.2
Store opening costs	0.2	0.5	0.3
Operating income	8.0	10.0	11.3
Interest expense, net	0.5	0.6	0.5
Income before provision for income taxes	7.6	9.4	10.8
Provision for income taxes	3.1	4.0	4.2
Net income	4.5%	5.4%	6.6%

Fiscal 2004 Compared to Fiscal 2003

Net Sales—Net sales increased 24.3% to $372.5 million in fiscal 2004 compared with $299.7 million in fiscal 2003. Total full-line store sales increased 25.2% in fiscal 2004 due primarily to an 8.4% increase in comparable store sales and the opening of new stores as shown below. Direct marketing sales increased 22.7% due primarily to increased catalog circulation and an increase in the internet customer database and internet affiliates. The catalog circulation was 9.2 million in fiscal 2004 compared with 7.8 million in fiscal 2003.

Comparable store sales increased 8.4% in fiscal 2004.  For comparable stores, the average dollars per transaction (“DPT”) increased in fiscal 2004 partially as the result of increased sales of higher-priced Signature and Signature Gold products and the development of new products.  Traffic (as measured by transactions) in comparable stores also increased in fiscal 2004, while items per transaction decreased.

All major product categories generated sales increases in fiscal 2004, lead by sales of sportswear which increased over 36%.  Sales of the more luxurious Signature and Signature Gold suits, which represented 37% of suit sales in fiscal 2004, increased over 29% in that period as compared with the same period last year.  For fiscal 2004 and 2003, suits represented approximately 26% and 27% of total merchandise sales, respectively.

The Company expects fiscal 2005 sales to increase over the same periods of fiscal 2004 as a result of the additional new stores and the opportunity for comparable store and direct marketing sales increases.

Net sales also increased as a result of the opening of new stores as follows:

	Fiscal 2003		Fiscal 2004
	Stores	Square Feet*	Stores	Square Feet*

Stores open at the beginning of the year	160	846	210	1,062
Stores opened	50	216	60	261
Stores closed	—	—	(1)	(5)
Stores open at the end of the year	210	1,062	269	1,318

* Square feet is presented in thousands and excludes franchise stores

Historically, JoS. A. Bank has included new stores in its comparable store base at the end of the first full fiscal year after opening.  Existing stores have been excluded from the comparable store sales if a new store has opened in their immediate market area (within zero to ten miles) during the previous twelve months.  Because of the Company’s store expansion strategy, which emphasizes the opening of stores in existing as well as new markets, management believes this method of calculating comparable store sales accurately reflects relevant sales trends.  Beginning in fiscal 2005, comparable store sales will include merchandise sales generated in all full-line stores that have been open for at least thirteen full months, including retail locations that have had a new JoS. A. Bank store open in their immediate market area (within zero to ten miles) during the previous twelve months, similar to other specialty stores.

If the Company had calculated its comparable store sales using this new methodology, the comparable store sales increase for fiscal year 2004 would have approximated 7.5%, versus the 8.4% noted above, a difference of nine-tenths of one percentage point.  For fiscal year 2003, the Company previously reported a gain of 8.2% in comparable store sales.  If the Company had calculated its comparable store sales using the new methodology, the increase in comparable store sales for fiscal year 2003 would have been approximately 7.5%, a difference of seven-tenths of one percentage point.  Total sales would remain the same under either method, an increase of 24.3% in 2004 and 23.1% in 2003.

Gross Profit—Gross profit (net sales less cost of goods sold) increased to $224.8 million or 60.4% of net sales in fiscal 2004 from $172.3 million or 57.5% of net sales in fiscal 2003, an increase of 290 basis points. The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased and increases in retail prices primarily as sales of its new products and the more luxurious Signature and Signature Gold products increased. Gross profit margins increased in substantially all major product categories.

The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution, store occupancy, buying and other costs in cost of goods sold.  Other entities (including the Company) exclude such costs from gross profit, including them instead in general & administrative and/or sales & marketing expenses.

Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a)  full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $143.6 million or 38.6% of sales in fiscal 2004 from $110.2 million or 36.8% of sales in fiscal 2003. The $33.4 million increase in sales and marketing expenses relates primarily to a) $22.3 million of additional costs incurred in the 50 stores opened in fiscal 2003 and the 60 stores which opened in fiscal 2004, b) $8.7 million additional costs related to expenses in the stores which were open prior to fiscal 2003 and c) the remainder relates primarily to costs of the direct channel for higher circulation and sales-related costs. The Company expects sales and marketing expenses to increase in fiscal 2005 primarily as a result of opening 60 to 75 new stores, the full year operation of stores that were opened during fiscal 2004, and an increase in advertising expenditures.

In the fourth quarter of 2004, the Company began testing cable television as a method to increase its brand awareness and to drive customers to its stores.  We also began using national magazines to increase our brand awareness.  The Company expects to continue testing these channels as alternative methods to increase sales and brand awareness.

General and Administrative Expenses— General and administrative expenses, which consist primarily of corporate payroll and overhead costs and distribution center costs, increased $7.4 million in fiscal 2004.  Total corporate payroll including incentive compensation and corporate overhead costs increased $2.5 million and $3.6 million, respectively, in fiscal 2004.  The increases in corporate overhead costs were primarily due to a) higher travel costs and other expenses related to business expansion, b) professional fees principally related to approximately $1.5 million spent for internal control documentation efforts in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and c) the payment of approximately $.5 million to the State of New York as discussed in Note 10 to the Consolidated Financial Statements.

Total distribution center costs were $6.3 million and $5.2 million in 2004 and 2003, respectively.  The Company expects distribution center costs to increase in the future as it has leased additional warehouse space and it expects to process an increasing amount of inventory units to support future growth.  Continued growth in the stores and direct marketing segments may result in additional increases in these expenses.

Store Opening Costs—Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training and setup of new stores, decreased $.4 million due primarily to the location of new store openings (which impact the travel incurred for the stores) and planned reduced advertising for new stores in fiscal 2004 versus fiscal 2003.

Interest Expense, net—Interest expense increased $.1 million due primarily to slightly higher borrowing levels due to higher capital expenditures related to the opening of new stores.  Average revolver loan borrowings increased $3.3 million to $23.3 million in fiscal 2004 compared with $20.0 million in fiscal 2003. Management expects peak borrowing levels and interest to increase in fiscal 2005 to fund the opening of additional stores and growth in inventory levels.

Income Taxes— The fiscal 2004 effective income tax rate decreased to 39.3% compared with 42.6% in the fiscal 2003.  The decrease was primarily due to non-deductible compensation under Section 162 (m) of Internal Revenue Code representing a smaller percentage of the full year profitability of the Company.  The income tax rate for fiscal 2004 includes a reduction of previously recorded income tax liabilities settled or otherwise resolved in 2004 of approximately $.9 million.

Fiscal 2003 Compared to Fiscal 2002

Net Sales—Net sales increased 23.1% to $299.7 million in fiscal 2003 compared with $243.4 million in fiscal 2002. Total full-line store sales increased 24.9% in fiscal 2003 due primarily to an 8.2% increase in comparable store sales and the opening of new stores as shown below. Direct marketing sales increased 13.9% due primarily to improved targeting of catalog recipients, an increase in the internet customer database and internet affiliates. The catalog circulation was 7.8 million in fiscal 2003 compared to 8.0 million in fiscal 2002.

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

Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a)  full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $110.2 million or 36.8% of sales in fiscal 2003 from $89.2 million or 36.6% of sales in fiscal 2002. The $21.0 million increase in sales and marketing expenses relates primarily to a) $17.9 million of additional costs incurred in the 25 stores opened in fiscal 2002 and the 50 stores which opened in fiscal 2003 and b) $2.5 million additional costs related to expenses in the stores which were open prior to fiscal 2002.

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

Interest Expense, net—Interest expense increased $0.5 million due primarily to higher borrowing levels due to higher inventory and capital expenditures related to the opening of new stores and growth of inventory. Average revolver loan borrowings increased $5.5 million to $20.0 million in fiscal 2003 compared with $14.5 million in fiscal 2002.

Provision for Income Taxes—The effective income tax rate for fiscal 2003 increased to 42.6% as compared with 41.3% for fiscal 2002 as a result of higher non-deductible compensation under Section 162(m) of the Internal Revenue Code and higher state taxes.

Liquidity and Capital Resources

The Company maintains a bank credit agreement (the “Credit Agreement”), which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount borrowed to $125 million if requested prior to April 30, 2006, if needed and if supported by its borrowing base formula under the Credit Agreement. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The financial covenants are in effect only if the Company’s availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during fiscal 2005. As of January 29, 2005, the Company was in compliance with all loan covenants. Interest rates under the credit agreement are either at the prime rate or at LIBOR plus 1.5% which are variable rates and are the same basis as the rates that existed in fiscal 2003 and fiscal 2002. The agreement also includes provisions for a seasonal over-advance.  The Company also has $6.9 million of term debt to be repaid as noted in the contractual obligations table below.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $74.6 million at January 29, 2005 compared with $52.4 million at the same time in fiscal 2003.

The following table summarizes the Company’s sources and uses of funds as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal 2002	Fiscal 2003	Fiscal 2004
	(As Restated)	(As Restated)

Cash provided by (used in):
Operating activities	$26,034	$(7,336)	51,453
Investing activities	(14,135)	(23,245)	(29,032)
Financing activities	(4,337)	23,067	(21,871)
Net increase (decrease) in cash and cash equivalents	$7,562	$(7,514)	$550

Cash provided by the Company’s operating activities in fiscal 2004 increased compared with fiscal 2003 primarily due to lower expenditures for inventory compared with the same period of fiscal 2003 and increased net income.  The net increase in inventory was $6.9 million in fiscal 2004 compared with $42.5 million for fiscal 2003.  Cash used in investing activities in fiscal 2004 relates primarily to capital expenditures for new stores, distribution center and systems projects and was partially offset by the proceeds from the disposal of certain equipment.  Cash used by financing activities relates primarily to $23 million of net payments under the Company’s revolving loan under the Credit Agreement offset by $1.1 million from the proceeds of the exercise of stock options.

Cash used by the Company’s operating activities in fiscal 2003 was primarily the result of higher inventory levels offset, in part, by higher net income before depreciation and amortization. Finished goods inventories increased by $39.8 million primarily to support new store expansion. Raw material inventories (wool) increased $2.7 million as a result of the Company’s continuing effort to contract directly with clothing manufacturers and cut out the middleman. Cash used in investing activities in fiscal 2003 relates to capital expenditures in 50 new stores, renovating four major stores, and the expanding of the distribution center.  In fiscal 2003, $23.1 million of cash was provided by financing activities primarily to support the increase in inventories necessitated by the Company’s expansion and to build the basic inventory levels. The source of these funds was $20.5 million from the Company’s revolving loan under the Credit Agreement and $3.7 million from the proceeds of the exercise of stock options. Also, the Company used $1.1 million for the repayment of long-term debt.

Cash provided by the Company’s operating activities in fiscal 2002 was primarily the result of higher net income before depreciation and amortization and higher accounts payable offset, impart, by higher inventory levels. Inventories increased by $13.6 million to support new store expansion and higher raw material balance as the Company is expanding the use of direct contract manufacturers.  Accounts payable increased $12.8 million due primarily to the increase and timing of purchases. Cash used in investing activities in fiscal 2002 relates to capital expenditures in 25 new stores, purchase of a used corporate aircraft to facilitate visiting the increasing number of stores and expansion of the capacity of the distribution center and corporate office. Cash used in financing activities in fiscal 2002 relates primarily to paying down the revolving loan under the Credit Agreement, net of the issuance of term debt of $4.7 million.

For fiscal 2005, the Company expects to spend approximately $35 million on capital expenditures, primarily to fund the opening of approximately 60 to 75 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. Management believes that the Company’s cash flow from operating activities and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2005. The capital expenditures include the cost of the construction of leasehold improvements for new stores of which $12-$15 million is expected to be reimbursed through landlord contributions.  These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in 2004, the Company negotiated approximately $12.6 million of landlord contributions of which $5.2 million were collected by year-end. The balance is expected to be received in 2005.  Also, in fiscal 2004, the Company collected approximately $4.8 million of landlord contributions related to fiscal 2003 store openings, which was recorded within the operating activities section of the Consolidated Statement of Cash Flows.

Off-Balance Sheet Arrangements-The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its bank credit activity as discussed below.

Disclosures about Contractual Obligations and Commercial Commitments

The Company’s principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring spaces and equipment. Under the terms of certain of these leases, the Company is required to pay a base annual rent plus a contingent amount based on sales. In addition, many of these leases include scheduled rent increases. The operating leases are used by the Company to help fund store growth. Historically, the Company has not purchased its stores, but does fund the buildout of the leased property.

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of January 29, 2005:

	Payments Due by Fiscal Year (in thousands)
	2005	2006-2008	2009-2010	Beyond 2010	Total

Long-term debt	$917	$3,150	$1,317	$1,475	$6,859
Operating leases (a)	$32,278	$91,271	$49,347	$69,350	$242,246
Stand-by Letter-of-credit (b)	—	$400	—	—	$400
Purchase Commitment (c)	$361	—	—	—	$361
Scheduled Interest Payments (d)	$832	$1,834	$333	$413	$3,412
License Agreement	$150	$495	$330	—	$975

(a)           Includes various lease agreements for stores to be opened and equipment placed in service subsequent to January 29, 2005.  See Note 10 to the Consolidated Financial Statements.

(b)           To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(c)           The Company generally does not make unconditional, noncancelable purchase commitments.  In fiscal 2003, the Company entered into an agreement with one raw material supplier to purchase a specified quantity of fabric into 2005.

(d)           These scheduled interest payments consist of interest payments on the outstanding long term debt.  For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of January 29, 2005.  For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on January 29, 2005.  The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

Certain Additional Business Risk Factors

This Annual Report on Form 10-K includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition such as risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements.  The Company cautions that the foregoing list of important factors is not exclusive.

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

Competition.  The retail apparel business is highly competitive and is expected to remain so. The Company competes primarily with specialty and discount store chains, independent retailers, national and local department stores, internet retail stores and other catalogers engaged in the retail sale of apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than the Company and have significantly greater financial, marketing and other resources than the Company. The Company believes that its emphasis on classic styles makes it less vulnerable to changes in fashion trends than many apparel retailers; however, the Company’s sales and profitability depend upon the continued demand for its classic styles. The Company faces a variety of competitive challenges including:

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

The Company expects to continue to spread its sourcing to suppliers throughout the world, with additional concentrations of sourcing to be done in certain countries.  In addition, certain apparel quotas on imports from China have been removed or increased by January 1, 2005.  The change could potentially provide opportunities for lower product costs if the Company increases the amount of products sourced from China or elsewhere in the region.  The Company has not experienced any material disruptions in its sourcing in the past several years.  However, long-term disruptions of supply from any of these sources could have a material impact on the Company.

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 29, 2005, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR. A 100 basis point change in interest rate would have changed interest expense, net by approximately $.2 million in fiscal 2004.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15(a) 1 and 2 are included in the Report beginning on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures.  Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all error or all fraud.  A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met.  Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

Disclosure Controls and Procedures- The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Like many other companies in the retail industry, the Company’s evaluation of its Control Systems included a review of its lease accounting practices in light of the February 7, 2005 letter to the Center for Public Company Audit Firms-American Institute of Certified Public Accountants from the Chief Accountant of the Securities and Exchange Commission (the “SEC Letter”). The SEC Letter expressed the views of the SEC staff concerning certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”).  Specifically, the SEC Letter addressed the appropriate accounting for: (1) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (2) the pattern of recognition of rent when the lease term in an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”), and (3) incentives related to leasehold improvements provided by a landlord/lessor to a tenant/lessee in an operating lease. The SEC Letter was issued after the close of the Company’s fiscal 2004. Therefore, the Company did not have the opportunity, prior to the effective date of management’s evaluation of the Company’s Control Systems, to incorporate into its accounting policies the SEC’s clarifications of the appropriate accounting for operating leases under GAAP. Subsequent to the effective date of such evaluation, and prior to the date hereof, the Company has revised its accounting policies in light of the SEC Letter.

Amortization of Leasehold Improvements- In order to comply with the accounting standards regarding amortization of leasehold improvements discussed in the SEC Letter, the Company revised the straight-line rent schedules for thirteen of its stores to achieve consistency with the corresponding leasehold amortization schedules. The resulting change to rent expense was immaterial.

Rent Holidays- In the SEC Letter, the SEC staff reiterated that GAAP requires rent holidays in an operating lease to be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period).  In prior periods, the Company had generally recognized the straight line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease.  The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease. Based on our re-evaluation, the Company has concluded that the construction period should be included in the straight-line rent schedule.

As a result of the change to its rent schedules, the previously reported financial statements included in this Annual Report on Form 10-K have been restated.  The foregoing changes are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules, as set forth above.

Landlord/Tenant Incentives- Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement.  However, the SEC Letter states that such incentives should be “recorded as deferred rent and amortized as reductions to lease expense.”  As a result, the Company’s property, plant and equipment asset account and deferred rent liability account must be increased. The previously reported financial statements included in this Annual Report on Form 10-K have been restated to reflect these increases.

Appropriate changes to the Company's deferred tax accounts were made as a result of the changes to the Company's amortization schedules, rent schedules and accounting for leasehold improvement incentives, as discussed above.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 29, 2005, of the Company’s disclosure controls and procedures. Based on that evaluation, and solely for the reasons set forth above with respect to the Company’s lease accounting practices, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of January 29, 2005.

In connection with the Company’s evaluation of the effectiveness of its disclosure controls and procedures, the Company (a) has conducted a review of its accounting related to operating leases, (b) has corrected such accounting, where appropriate, and (c) is developing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting such accounting.

Management’s Annual Report on Internal Control over Financial Reporting- Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 29, 2005, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework.

Auditing Standard No. 2 of the Public Company Accounting Oversight Board (“PCAOB”) states that a “material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In light of the SEC Letter, the Company concluded that its accounting for operating leases did not prevent the material misstatement of the financial statements being restated herein.

The amortization schedules, rent schedules and method for accounting for leasehold improvement incentives used by the Company prior to the issuance of the SEC Letter were all part of the books and records of the Company reflected in previously issued financial statements which received unqualified audit opinions from the respective independent accountants which were engaged as the principal accountants to audit such statements. Nevertheless, as more fully set forth in the Company’s Current Report on Form 8-K, dated February 25, 2005, and in this Annual Report on Form 10-K, the Company’s Audit Committee has concluded that the financial statements included in the Company’s Annual Report on Form 10-K for fiscal years 2002 and 2003, as well as those in the Company’s Quarterly Reports on Form 10-Q for the quarters ended May 1, 2004, July 31, 2004 and October 30, 2004, should no longer be relied upon. PCAOB Auditing Standard No. 2 states that “restatement of previously issued financial statements to reflect the correction of a misstatement” is a “strong indicator” of the existence of a material weakness in the internal control over financial reporting.  Since the Company has restated in this Annual Report on Form 10-K certain prior filings, management has concluded that a material weakness existed in the Company’s internal control over financial reporting as a result of its lease accounting practices and that such control was therefore not effective as of January 29, 2005.

In connection with the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company (a) has conducted a review of its accounting related to operating leases, (b) has corrected such accounting, where appropriate, and (c) is developing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting such accounting.

Changes in Internal Control over Financial Reporting- There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 of the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm- The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued the following attestation report on the Company’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005 because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment: In its assessment as of January 29, 2005, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting. As a result of this material weakness in internal control, the Company concluded that its previously issued financial statements should be restated giving effect to the adjustments to the reported annual depreciation expense, rent expense, property, plant and equipment, deferred taxes and deferred rent. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005, of the Company and our report dated April 13, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Baltimore, MD
April 13, 2005

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10, other than the following information concerning the Company’s code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 29, 2005 (the first business day following 120 days from the close of its fiscal year ended January 29, 2005) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2005.

The Company has adopted a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission and the NASDAQ Stock Market, which is applicable to, among others, its chief executive officer, chief financial officer, principal accounting officer and other senior financial and reporting persons and its directors. If the Company makes any amendments to the code of ethics for its senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grants any waivers, including implicit waivers, from a provision of this code to such persons, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.  The Company has posted the text of its code of ethics on its internet website at www.josbank.com.

Item 11.  EXECUTIVE COMPENSATION

Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 31, 2005 (the first business day following 120 days from the close of its fiscal year ended January 29, 2005) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2005.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 31, 2005 (the first business day following 120 days from the close of its fiscal year ended January 29, 2005) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2005.

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 31, 2005 (the first business day following 120 days from the close of its fiscal year ended January 29, 2005) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2005.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 31, 2005 (the first business day following 120 days from the close of its fiscal year ended January 29, 2005) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2005.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(b)           Exhibits

3.1	—	Restated Certificate of Incorporation of the Company. *1
3.2	—	By-laws of the Company, together with all amendments thereto. *1
3.2(a)	—	Amended and Restated By-Laws of the Company, as of April 15, 2003. *16
4.1	—	Form of Common Stock certificate. *1
4.2	—	Amended and Restated Stockholders Agreement, dated as of January 29, 1994, among the parties named therein. *1
4.3	—	Rights Agreement, dated as of September 19, 1997, including Exhibit C thereto (the Certificate of Designation governing the Company’s Series A Preferred Stock) *5
10.1	—	1994 Incentive Plan. *1
10.1(a)	—	Amendments, dated as of October 6, 1997, to 1994 Incentive Plan. *6
10.4	—	Fourth Amended and Restated Credit Agreement, April 30, 1996, by and among the Company, Wells Fargo Bank, N.A. *2
10.4(a)	—	Combined Amendment Number One to Fourth Amended and Restated Credit Agreement, December 18, 2000, by and between the Company and Foothill Capital Corporation. *10
10.4(b)	—	Amendment Number Three to Fourth Amended and Restated Credit Agreement, December 17, 2001, by and between the Company and Foothill Capital Corporation. *12
10.4(c)	—	Amendment Number Four to Fourth Amended and Restated Credit Agreement, January 27, 2003, by and between the Company and Foothill Capital Corporation. *16
10.4(d)	—

Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among Jos. A. Bank Clothiers, Inc., certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders. *18

10.8	—	Amended and Restated Employment Agreement, dated as of September 19, 1997, between David E. Ullman and Jos. A. Bank Clothiers, Inc. *6
10.8(a)	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc. *13
10.8(b)	—	First Amendment, dated as of April 30, 2003, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc. *16
10.8(c)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc. *21
10.9	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004. (Filed herewith)
10.12	—	Employment Agreement, dated as of September 19, 1997, between Gary W. Cejka and Jos. A. Bank Clothiers, Inc. *6
10.13	—	Employment Agreement, dated as of September 19, 1997, between Charles D. Frazer and Jos. A. Bank Clothiers, Inc. *6
10.13(a)	—	First Amendment, dated as of February 14, 1999, to Employment Agreement, dated as of September 19, 1997, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc. *7
10.13(b)	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc. *13
10.13(c)	—	First Amendment, dated as of April 30, 2003, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc. *16
10.13(d)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc. (Filed herewith)
10.16	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc. *8
10.16(a)	—	First Amendment, dated as of March 6, 2000, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc. *9
10.16(b)	—	Second Amendment, dated as of May 25, 2001, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc. *11
10.16(c)	—	Third Amendment, dated as of October 2, 2003, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc. *17

10.17	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *8
10.17(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *10
10.17(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *10
10.17(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *12
10.17(d)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *13
10.17(e)	—	Fifth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *16
10.17(f)	—	Sixth Amendment, dated as of April 4, 2005, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc. *21
10.18	—	Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc. *9
10.18(a)	—	First Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc. *10
10.18(b)	—	Second Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc. *12
10.18(c)	—	Third Amendment, dated as of May 29, 2002, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc. *13
10.18(d)	—	Fourth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc. *16
10.18(e)	—	Fifth Amendment, dated as of April 4, 2005, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc. *21
10.19	—	Collective Bargaining Agreement, dated March 1, 2000, by and between the Joseph A. Bank Mfg. Co., Inc. and Baltimore Regional Joint Board, UNITE. *10
10.20	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer. *10
10.20 (a)	—	Written description of 2005 base salary for Jerry DeBoer. *21
10.21	—	Employment offer letter, dated September 18, 2000, from Jos. A. Bank Clothiers, Inc. to Gary Merry. *13
10.22	—	2002 Long-Term Incentive Plan. *15
10.23	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan. *21
16.1	—	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 1, 2002. *14
16.2	—	Letter from KPMG LLP to the Securities and Exchange Commission, dated April 20, 2004. *19
16.3	—	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated May 14, 2004. *20
21.1(b)	—	Company subsidiaries. (Filed herewith)
23.1	—	Consent of Deloitte & Touche LLP.
23.2	—	Consent of KPMG LLP.
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*1	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*2	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 1996.

*3	—	Intentionally omitted.
*4	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997.
*5	—	Incorporated by reference to the Company’s Form 8-K dated September 22, 1997.
*6	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*7	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.
*8	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*9	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.
*10	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*11	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.
*12	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002.
*13	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
*14	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2002.
*15	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.
*16	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.
*17	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003.
*18	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.
*19	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20, 2004.
*20	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14, 2004.
*21	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

JOS. A. BANK CLOTHIERS, INC.
(registrant)
By:	/s/ ROBERT N. WILDRICK
ROBERT N. WILDRICK
CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT N. WILDRICK	Director, Chief Executive Officer and President (Principal Executive
	Officer)	April 13, 2005

/s/ R. NEAL BLACK
	Executive Vice President, Marketing & Merchandising	April 13, 2005

/s/ ROBERT B. HENSLEY
	Executive Vice President, Stores & Operations	April 13, 2005

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer (Principal Financial
	Officer and Principal Accounting Officer)	April 13, 2005

/s/ ANDREW A. GIORDANO
	Director, Chairman of the Board	April 13, 2005

/s/ GARY S. GLADSTEIN
	Director	April 13, 2005

/s/ WILLIAM E. HERRON
	Director	April 13, 2005

/s/ DAVID A. PREISER
	Director	April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheet of Jos. A. Banks Clothiers, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for year ended January 29, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 29, 2005, and the results of their operations and their cash flows for the year ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2005, expressed an unqualified opinion on management’s assessment that the Company’s internal control over financial reporting is not effective and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Baltimore, MD
April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

of Jos. A. Bank Clothiers, Inc.:

We have audited the accompanying consolidated balance sheet of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements in order to correct certain errors in its accounting for leases.

/s/ KPMG LLP

Baltimore, Maryland
March 25, 2004 (April 13, 2005, as to effects of Note 2)

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2004 AND JANUARY 29, 2005

(In Thousands, Except Share and Per Share Information)

	January 31, 2004	January 29, 2005
	(As Restated, See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875	$1,425
Accounts receivable, net	4,201	4,798
Inventories, net	120,788	127,693
Prepaid expenses and other current assets	10,323	11,892
Deferred income taxes	2,697	893
Total current assets	138,884	146,701
NONCURRENT ASSETS:
Property, plant and equipment, net	60,526	83,621
Other noncurrent assets	1,235	1,508
Total assets	$200,645	$231,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,748	$40,133
Accrued expenses	32,677	37,505
Current portion of long-term debt	1,245	917
Total current liabilities	62,670	78,555
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	28,618	5,942
Noncurrent lease obligations	20,052	30,318
Noncurrent deferred tax liability	1,651	1,753
Other noncurrent liabilities	1,200	938
Total liabilities	114,191	117,506
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 15,258,805 issued and 13,185,401 outstanding at January 31, 2004, 15,533,700 issued and 13,460,296 outstanding at January 29, 2005	122	124
Additional paid-in capital	64,207	67,594
Retained earnings	27,183	51,664
Treasury stock, 2,073,404 shares of common stock, at cost	(5,058)	(5,058)
Total stockholders’ equity	86,454	114,324
Total liabilities and stockholders’ equity	$200,645	$231,830

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

FISCAL 2002, 2003 AND 2004

(In Thousands, Except Per Share Information)

	Fiscal 2002	Fiscal 2003	Fiscal 2004
	(As Restated, See Note 2)	(As Restated, See Note 2)
NET SALES	$243,436	$299,663	$372,500
Cost of goods sold	109,836	127,364	147,674
GROSS PROFIT	133,600	172,299	224,826
OPERATING EXPENSES:
Sales and marketing	89,186	110,230	143,586
General and administrative	24,310	30,554	38,003
Store opening costs	528	1,539	1,184
Total operating expenses	114,024	142,323	182,773
OPERATING INCOME	19,576	29,976	42,053
Interest expense, net	1,098	1,623	1,696
Income before provision for income taxes	18,478	28,353	40,357
Provision for income taxes	7,635	12,073	15,876
NET INCOME	$10,843	$16,280	$24,481
EARNINGS PER SHARE
Net income:
Basic	$0.94	$1.33	$1.83
Diluted	$0.82	$1.17	$1.72
Weighted average shares outstanding:
Basic	11,531	12,248	13,344
Diluted	13,234	13,883	14,231

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FISCAL 2002, 2003 AND 2004

(In Thousands, Except Share Information)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
BALANCE, FEBRUARY 2, 2002 (as previously reported)	$107	$56,522	$681	$(5,058)	$52,252
Cumulative effect of prior year adjustments (as restated, see Note 2)	—	—	(621)	—	(621)
BALANCE, FEBRUARY 2, 2002 (as restated, see Note 2)	$107	$56,522	$60	$(5,058)	$51,631
Net income (as restated, see Note 2)	—	—	10,843	—	10,843
Net proceeds from issuance of common stock (446,009 shares) pursuant to Incentive Option Plan	3	1,779	—	—	1,782
Income tax benefit from exercise of non-qualified stock options	—	667	—	—	667
BALANCE, FEBRUARY 1, 2003 (as restated, see Note 2)	$110	$58,968	$10,903	$(5,058)	$64,923
Net income (as restated, see Note 2)	—	—	16,280	—	16,280
Net proceeds from issuance of common stock (1,562,561 shares) pursuant to Incentive Option Plan and stock compensation expense	12	3,711	—	—	3,723
Income tax benefit from exercise of non-qualified stock options	—	1,528	—	—	1,528
BALANCE, JANUARY 31, 2004 (as restated, see Note 2)	$122	$64,207	$27,183	$(5,058)	$86,454
Net income	—	—	24,481	—	24,481
Net proceeds from issuance of common stock (276,361 shares) pursuant to Incentive Option Plan	2	1,166	—	—	1,168
Income tax benefit from exercise of non-qualified stock options	—	2,256	—	—	2,256
Stock dividend fractional share repurchase (1,466 shares)	—	(35)	—	—	(35)
BALANCE, JANUARY 29, 2005	$124	$67,594	$51,664	$(5,058)	$114,324

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL 2002, 2003 AND 2004

(In Thousands)

	Fiscal 2002	Fiscal 2003	Fiscal 2004
	(As Restated, See Note 2)	(As Restated, See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,843	$16,280	$24,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	2,246	886	1,906
Depreciation and amortization	6,692	9,382	10,498
Loss on disposition of assets	50	29	4
Income tax benefit from exercise of non-qualified stock options	667	1,528	2,256
Changes in assets and liabilities:
Increase in accounts receivable	(466)	(1,371)	(597)
Increase in inventories	(13,614)	(42,532)	(6,905)
Increase in prepaid expenses and other assets	(1,296)	(3,653)	(1,569)
Increase in non-current assets	—	—	(273)
Increase (decrease) in accounts payable	12,845	(625)	11,385
Increase in accrued expenses and other liabilities	2,114	8,534	263
Increase in noncurrent lease obligations	4,966	5,771	10,266
(Decrease) increase in other noncurrent liabilities	987	(1,565)	(262)
Net cash provided by (used in) operating activities	26,034	(7,336)	51,453
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(14,135)	(23,245)	(29,939)
Proceeds from disposal of assets	—	—	907
Net cash used for investing activities	(14,135)	(23,245)	(29,032)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	40,412	87,165	80,360
Repayment of borrowings under revolving loan agreement	(50,190)	(66,688)	(100,947)
Borrowing of other long-term debt	4,675	—	—
Repayment of other long-term debt	(1,016)	(1,133)	(2,417)
Proceeds from issuance of common stock, net of fractional share repurchase	1,782	3,723	1,133
Net cash provided by (used in) financing activities	(4,337)	23,067	(21,871)
Net increase (decrease) in cash and cash equivalents	7,562	(7,514)	550
CASH AND CASH EQUIVALENTS, beginning of year	827	8,389	875
CASH AND CASH EQUIVALENTS, end of year	$8,389	$875	$1,425

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL 2002, 2003 AND 2004

(Amounts in Thousands, Except Per Share Amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business—Jos. A. Bank Clothiers, Inc. is a nationwide retailer of classic men’s clothing through conventional retail stores, catalog and internet direct marketing and franchisees.

Principles of Consolidation—The consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Common Stock Dividend— On January 13, 2004, the Company’s Board of Directors declared a 50% common stock dividend payable on February 18, 2004 to stockholders of record as of January 30, 2004.  On June 8, 2004, the Company’s Board of Directors declared a 25% common stock dividend payable on August 18, 2004 to stockholders of record as of July 30, 2004.  Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect the two stock dividends.

Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 1, 2003 (fiscal 2002), January 31, 2004 (fiscal 2003) and January 29, 2005 (fiscal 2004) each contained fifty-two weeks.

Seasonality—Although variations in sales volumes do exist between quarters, the Company believes the nature of its merchandise helps to stabilize demand between the different periods of the year. However, as the Company’s merchandise continues to include more Corporate Casual and Sportswear and as more new stores are opened in the second half of the year, profits generated during the fourth quarter have become a larger portion of annual profits.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments and useful lives for depreciation and amortization.

Reclassifications—Certain amounts for fiscal 2003 have been reclassified to conform with the presentation in fiscal 2004.  The Company reclassified sales and related costs for new stores between the Stores and Direct Marketing segments in Note 13 to the Consolidated Financial Statements.  The Company also reclassified certain amounts of deferred income taxes in fiscal 2003 to conform with the presentation in 2004.

Cash and Cash Equivalents—Cash and cash equivalents include overnight investments with maturities of 90 days or less.

Interest Expense—Interest expense, net includes interest income of approximately $39, $16, and $129 in fiscal 2002, 2003 and 2004, respectively.

Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Interest paid	$1,021	$1,474	$1,616
Income taxes paid	$4,748	$6,785	$13,918

Inventories - The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale.  The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected sale of each product.  The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.  In fiscal 2004, five vendors accounted for over 86% of the raw materials purchased by the Company.

Franchise Fees – Monthly franchise fees are recognized when earned under the franchise agreements, which is at the time the franchisee generates a sale.  The fees are based on a percentage of sales generated by the franchise stores and are included in net sales in the Consolidated Statements of Income.  Initial franchise fees are fully earned upon execution of the franchise agreements and there are no further obligations on the part of the Company in order to earn the initial franchise fee.

The Company does not have any controlling interest in any of its franchisees through voting rights or any other means and, in accordance with the revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, does not consolidate these entities.  The Company sells inventory to its franchise stores at prices above cost and the franchise stores have the right to return inventory to the Company.

Gift Certificates and Cards – The Company sells gift certificates to individuals and companies in its stores segment and through its direct marketing segment.  The Company’s apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.  The Company records a liability when a gift certificate/card is purchased.  As the gift certificate/card is redeemed by a customer, the Company reduces the liability and credits revenue.

Vendor Rebates - The Company receives credits from vendors in connection with inventory purchases.  The credits are separately negotiated with each vendor.  Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of purchases when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened.  There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits.  The credits described in a) above are recorded as a reduction to inventories in the Consolidated Balance Sheet as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened.  In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

Landlord Contributions - Landlord contributions are accounted for as an increase to noncurrent lease obligations and as an increase to prepaid and other current assets until collected.  When collected, the Company records cash and reduces the prepaid and other current assets account.  The landlord contributions are presented in the consolidated statements of cash flows as an operating activity.  The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease.  The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.  The amortization of noncurrent lease obligations recognized in the Consolidated Statements of Income were $1.1 million, $2.0 million and $2.8 million in fiscal years 2002, 2003 and 2004, respectively.

Catalog - Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with Statement of Position No. 93-7, “Reporting on Advertising Costs”.  These costs are amortized based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers order from a particular catalog, which is typically four months.  The benefit period is based on historical ordering patterns.  As of January 31, 2004 and January 29, 2005, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.1 million and $.9 million, respectively.

Marketing Expenses—Marketing expenses, excluding catalog costs, are expensed the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $16.5 million, $18.6 million and $25.9 million in fiscal 2002, 2003 and 2004, respectively. These amounts exclude catalog production costs of approximately $5.1 million, $5.1 million and $5.9 million for fiscal 2002, 2003 and 2004.  Marketing and catalog costs are included in “Sales and Marketing” in the accompanying Consolidated Statements of Income.

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

Asset Class	Estimated Useful Lives
Buildings and improvements	25 years
Equipment	3-10 years
Furniture and fixtures	10 years
Leasehold improvements	Generally 10 years

The Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the improvements.  Depreciation and amortization expense of property, plant, and equipment for fiscal 2002, 2003 and 2004 was approximately $6,692, $9,382 and $10,498, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

Other Noncurrent Assets—Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method. Amortization expense for fiscal 2002, 2003 and 2004 was $26, $40 and $68, respectively.

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

Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. As January 31, 2004 and January 29, 2005, the fair value of the Company’s debt approximated the carrying value.

Net Sales—Net sales are recognized at the point-of-sale in the Company’s store segment and when product is shipped to the customer for its direct marketing segment and are presented net of customer returns and exchanges.  The Company provides for sales returns based on estimated returns in future periods.  The sales return reserve for fiscal years 2002, 2003 and 2004 were $310, $405 and $473, respectively.

Classification of Expenses—Cost of goods sold includes cost of merchandise, cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Merchandise management, distribution, warehousing and corporate overhead costs are included in General and Administrative expenses.

Lease Expense—Rent expense on leases, including the amortization of landlord contributions, is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are included in “noncurrent lease obligations” in the accompanying Consolidated Balance Sheets.  The term of the lease begins on the date the Company has the right to control the use of the leased property, generally approximately five to eight weeks prior to opening the store.

Store Opening Costs—Costs incurred in connection with initial promotion and other start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company establishes an estimated liability for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies”.  This liability addresses a number of issues for which the Company may have to pay additional taxes (and interest) when all examinations by taxing authorities are concluded.  The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company’s filing positions and an assessment of the chances of the Company prevailing in its positions.  The Company operates in 37 states and significantly more local tax jurisdictions and has unaudited open tax years with many of these taxing authorities.

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

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Weighted average shares outstanding for basic EPS	11,531	12,248	13,344
Dilutive effect of stock options	1,703	1,635	887
Weighted average shares outstanding for diluted EPS	13,234	13,883	14,231

The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company were included in the computation of diluted net income per share in all years presented.  As of January 29, 2005 there were 24 stock options which were antidilutive and have been excluded from the calculation of dilutive EPS.

Proforma Disclosures of Stock-Based Compensation—The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

The Company recognized $230 in fiscal 2003 related to certain variable plan stock options.  No further compensation expense will be recognized with respect to these options.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each year.

	Fiscal 2002	Fiscal 2003	Fiscal 2004
	(as restated)	(as restated)
Net income, as reported	$10,843	$16,280	$24,481
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards in excess of compensation recognized under intrinsic method of $230 in fiscal 2003, net of tax	$(2,318)	$(3,191)	(442)

Pro forma net income	$8,525	$13,089	$24,039

Basic net income per common share, as reported	$0.94	$1.33	$1.83

Pro forma basic net income per common share	$0.74	$1.07	$1.80

Diluted net income per common share, as reported	$0.82	$1.17	$1.72
Pro forma diluted net income per common share	$0.64	$0.94	$1.69

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in fiscal 2002, 2003 and 2004:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Risk free interest rate	2.3-3.9%	3.3-3.8%	2.9-3.2%
Expected volatility	69-81%	44-58%	49-50%
Expected life	2.5 to 7 years	3 to 7 years	3 to 7 years
Contractual life	2.5 to 10 years	3 to 10 years	1 to 10 years
Expected dividend yield	—%	—%	—%
Fair value of options granted	$5.40	$12.72	$9.81
Options granted	550	659	29
Weighted average exercise price	$6.63	$16.81	$27.02

New Accounting Pronouncements—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”).  This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees.  Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements.  The Company has chosen to disclose the pro forma effect.  The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions.  The valuation model and amortization assumption the Company has used continues to be available, but we have not yet completed our assessment of the alternatives.  FAS 123(R) will be effective for the Company beginning with the third quarter of 2005.  Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in their footnotes.  The Company has not yet concluded on which transition option will be selected.  See Proforma Disclosures of Stock-Based Compensation discussion above for the pro forma effect of a full year application, using our existing valuation and amortization assumptions.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Incentive Plans–Incentive plans provide cash incentive compensation to certain employees based upon the attainment of certain earnings and performance goals, as well as certain discretionary goals.  At each quarter-end, the Company estimates the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments and records incentive compensation accordingly.  Any additional incentive compensation which is likely to be paid for the year is expensed based on the proportion of the earnings-to-date to projected annual earnings.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, in a letter to the Center for Public Company Audit Firms-American Institute of Certified Public Accountants (the “SEC Letter”), the Chief Accountant of the Securities and Exchange Commission (the “SEC”) expressed the views of the SEC staff concerning certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”).  Specifically, the SEC Letter addressed the appropriate accounting for: (1) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (2) the pattern of recognition of rent when the lease term in an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”), and (3) incentives related to leasehold improvements provided by a landlord/lessor to a tenant/lessee in an operating lease. Like many other companies in the retail industry, the Company has re-evaluated its lease accounting practices in light of the SEC Letter.

Amortization of Leasehold Improvements- In order to comply with GAAP regarding amortization of leasehold improvements discussed in the SEC Letter, the Company revised the straight-line rent schedules for thirteen of its stores to achieve consistency with the corresponding leasehold amortization schedules.

Rent Holidays- In the SEC Letter, the SEC staff reiterated that GAAP requires rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period).  In prior periods, the Company had generally recognized the straight line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease.  The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease. Based on our re-evaluation, the Company has concluded that the construction period should be included in the straight-line rent schedule.

As a result of the change of its rent schedules, the Company has restated the Consolidated Financial Statements for fiscal 2002, fiscal 2003, for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003.  The foregoing corrections are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules, as set forth above.

Landlord Contributions- Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement.  However, GAAP requires that such incentives should be recorded as deferred rent and amortized as reductions to lease expense.  As a result, the Company’s property, plant and equipment asset account and deferred rent liability account were increased which required increases to cash flows provided by operating activities and cash flows used for investing activities in equal amounts.  Accordingly, the Company has restated the consolidated financial statements for fiscal 2002, fiscal 2003, for the first three quarters of fiscal 2004 and for all four quarters of fiscal 2003.  These landlord contributions will be amortized over the life of the lease as a reduction to rent expense.

The impact of the restatement on the Consolidated Balance Sheet as of January 31, 2004 was an increase in the total property, plant and equipment account of $13,125 and an increase in the deferred rent liability account of $14,839.  The impact of the restatement is a decrease in net income of $104 and $323 for fiscal years 2002 and 2003, respectively, from amounts previously reported.  The restatement decreased reported diluted earnings per share by $0.01 and $0.03 for fiscal 2002 and fiscal 2003, respectively.  The cumulative effect of the restatement for all years prior to fiscal 2002 was $621.  The restatement also had a cumulative increase to deferred income taxes of $666 as of January 31, 2004.  The restatement did not have any impact on our previously reported, sales or comparable store sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments.  The restatement also decreased reported diluted earnings per share by $0.01, $0.01 and $0.02 for the first, second and third fiscal quarters of 2004, respectively.

The following is a summary of the significant effects of the restatement on (a) the Company’s consolidated balance sheet as of January 31, 2004, and (b) the consolidated statements of income and cash flows for the years ended February 1, 2003 and January 31, 2004.

Consolidated Balance Sheets

	January 31, 2004
	As Reported Previously	Adjustments	As Restated

Cash and cash equivalents	$875	$—	$875
Accounts receivable, net	4,201	—	4,201
Inventories, net	120,788	—	120,788
Prepaid expenses and other current assets	10,323	—	10,323
Deferred income taxes	—	2,697	2,697

Total current assets	136,187	2,697	138,884

Property, plant and equipment, net	$47,401	13,125	$60,526
Other noncurrent assets	1,235	—	1,235
Deferred income taxes	1,688	(1,688)	—
Total assets	$186,511	$14,134	$200,645

Accounts payable	$28,748	$—	$28,748
Accrued expenses and other	32,677	—	32,677
Current portion of long-term debt	1,245	—	1,245
Deferred income tax	1,308	(1,308)	—
Total current liabilities	63,978	(1,308)	62,670

Long-term debt, net of current portion	28,618	—	28,618
Noncurrent lease obligations	5,213	14,839	20,052
Noncurrent deferred tax liability	—	1,651	1,651
Other noncurrent liabilities	1,200	—	1,200
Total liabilities	99,009	15,182	114,191

Preferred stock	—	—	—
Common stock	122	—	122
Additional paid-in capital	64,207	—	64,207
Retained earnings	28,231	(1,048)	27,183

Treasury stock	(5,058)	—	(5,058)
Total stockholders’ equity	87,502	(1,048)	86,454
Total liabilities and stockholders’ equity	$186,511	$14,134	$200,645

Consolidated Statements of Income

	Year Ended			Year Ended
	February 1, 2003			January 31, 2004
	As Reported Previously	Adjustments	As Restated	As Reported Previously	Adjustments	As Restated

NET SALES	$243,436	$—	$243,436	$299,663	$—	$299,663
Cost of goods sold	109,836	—	109,836	127,364	—	127,364

GROSS PROFIT	133,600	—	133,600	172,299	—	172,299

OPERATING EXPENSES:
Sales and marketing	89,015	171	89,186	109,699	531	110,230
General and administrative	24,310	—	24,310	30,554	—	30,554
Store opening costs	528	—	528	1,539	—	1,539
Total operating expenses	113,853	171	114,024	141,792	531	142,323

OPERATING INCOME	19,747	(171)	19,576	30,507	(531)	29,976

Interest expense, net	1,098	—	1,098	1,623	—	1,623
Income before provision for income taxes	18,649	(171)	18,478	28,884	(531)	28,353
Provision for income taxes	7,702	(67)	7,635	12,281	(208)	12,073
NET INCOME	$10,947	$(104)	$10,843	$16,603	$(323)	$16,280

EARNINGS PER SHARE
Net Income:
Basic	$0.95	$(0.01)	$0.94	$1.36	$(0.03)	$1.33
Diluted	$0.83	$(0.01)	$0.82	$1.20	$(0.03)	$1.17

Weighted average shares outstanding
Basic	11,531	—	11,531	12,248	—	12,248
Diluted	13,234	—	13,234	13,883	—	13,883

Consolidated Statements of Cash Flows

	Year Ended			Year Ended
	February 1, 2003			January 31, 2004
	As Reported Previously	Adjustments	As Restated	As Reported Previously	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,947	$(104)	$10,843	$16,603	$(323)	$16,280

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	2,313	(67)	2,246	1,094	(208)	886
Depreciation and amortization	5,642	1,050	6,692	7,575	1,807	9,382
Loss on disposition of assets	50	—	50	29	—	29
Income tax benefit from exercise of non-qualified stock options	667	—	667	1,528	—	1,528
Changes in assets and liabilities:
Increase in accounts receivable	(466)	—	(466)	(1,371)	—	(1,371)
Increase in inventories	(13,614)	—	(13,614)	(42,532)	—	(42,532)
Increase in prepaid expenses and other assets	(1,296)	—	(1,296)	(3,653)	—	(3,653)
Increase (decrease) in accounts payable	12,845	—	12,845	(625)	—	(625)
Increase in accrued expenses	2,114	—	2,114	8,534	—	8,534
(Decrease) increase in other noncurrent liabilities	987	4,966	5,953	(36)	4,242	4,206

Net cash provided by (used in) operating activities	20,189	5,845	26,034	(12,854)	5,518	(7,336)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(8,290)	(5,845)	(14,135)	(17,727)	(5,518)	(23,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	40,412	—	40,412	87,165	—	87,165
Repayment of borrowings under revolving loan agreement	(50,190)	—	(50,190)	(66,688)	—	(66,688)
Borrowings of other long-term debt	4,675	—	4,675	—	—	—
Repayment of other long-term debt	(1,016)	—	(1,016)	(1,133)	—	(1,133)
Net proceeds from issuance of common stock	1,782	—	1,782	3,723	—	3,723
Net cash provided by (used in) financing activities	(4,337)	—	(4,337)	23,067	—	23,067
Net increase (decrease) in cash and cash equivalents	7,562	—	7,562	(7,514)	—	(7,514)
CASH AND CASH EQUIVALENTS, beginning of year	827	—	827	8,389	—	8,389
CASH AND CASH EQUIVALENTS, end of year	$8,389	—	$8,389	$875	—	$875

3.  INVENTORIES:

Inventories as of January 31, 2004 and January 29, 2005, consist of the following:

	January 31, 2004	January 29, 2005

Finished goods	$109,136	$119,143
Raw materials and work-in-process	11,652	8,550
Total inventories, net	$120,788	$127,693

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets as of January 31, 2004 and January 29, 2005, consist of the following:

	January 31, 2004	January 29, 2005

Landlord contribution receivable	$4,788	$7,442
Prepaid expenses and other current assets	5,535	4,450
Total prepaid expenses and other current assets, net	$10,323	$11,892

5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of January 31, 2004 and January 29, 2005, consists of the following:

	January 31, 2004	January 29, 2005
	(as restated)
Land	$349	$349
Buildings and improvements	11,322	11,588
Leasehold improvements	$52,023	68,480
Equipment, furniture and fixtures	47,140	62,493
	110,834	142,910
Less: accumulated depreciation and amortization	(50,308)	(59,289)
Property, plant and equipment, net	$60,526	$83,621

As of January 31, 2004 and January 29, 2005, payments for capital expenditures included in the Consolidated Statements of Cash Flows excludes $2,148 and $6,714 of accrued property, plant and equipment additions that have been incurred but have not been completely invoiced by vendors, and therefore, not paid by the respective year-ends.

6.  ACCRUED EXPENSES:

Accrued expenses as of January 31, 2004 and January 29, 2005, consist of the following:

	January 31, 2004	January 29, 2005

Accrued compensation and benefits	$11,663	$10,915
Accrued advertising	1,496	1,483
Gift certificate payable	4,404	5,807
Accrued property, plant and equipment	2,148	6,714
Accrued federal income tax	5,243	2,275
Other accrued expenses	7,723	10,311
Total	$32,677	$37,505

Other accrued expenses consist primarily of liabilities related to state income taxes, interest, sales taxes, property taxes, customer deposits, and other store opening costs.

7.  LONG-TERM DEBT:

Long-term debt as of January 31, 2004 and January 29, 2005, consists of the following:

	January 31, 2004	January 29, 2005

Bank credit agreement—
Borrowings under revolving loan agreement	$20,587	$—
Mortgage loan secured by corporate office and distribution center, interest at 8.15% payable in monthly installments through April 1, 2013	4,666	4,283
Loan payable secured by certain distribution center equipment, variable interest (5.43% at January 29, 2005) payable in monthly installments through August 1, 2009	2,547	2,103
Other notes payable	2,063	473
Total long-term debt	29,863	6,859
Less: current portion	1,245	917
Long-term debt, net of current portion	$28,618	$5,942

Bank Credit Agreement—The Company has a line of credit agreement with an available maximum borrowing amount up to $100,000 (the “Credit Agreement”) and which extends to April 2008.  In addition, the Company has the option to increase the amount borrowed to $125,000 if requested prior to April 30, 2006, if needed and if supported by the borrowing base formula under the Credit Agreement.  Borrowings are limited by a formula, which considers certain of the Company’s asset values, including inventories and accounts receivable. Aggregate borrowings outstanding bear interest at Prime or LIBOR plus 1.5% and are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment. The Credit Agreement also includes provisions for seasonal over-advances.

Under the provisions of the Credit Agreement, the Company must comply with certain covenants, if the availability under the line of credit in excess of outstanding borrowings is less than $7,500.  The covenants include a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on dividend payments.  Borrowings outstanding under the line of credit were $20,587 and $0 as of January 31, 2004 and January 29, 2005, respectively.

As of January 29, 2005, the Company’s available borrowings under the Credit Agreement were $74,600.  The average daily outstanding balances under the Credit Agreement for fiscal 2003 and 2004 were approximately $20,000 and $23,400, respectively. The Company had a standby letter of credit of $400 at January 31, 2004 and January 29, 2005, which secures the payment of rent at one leased location.

The aggregate maturities of the Company’s long-term debt as of January 29, 2005, are as follows for fiscal years: 2005—$917, 2006—$1,135, 2007—$1,030, 2008—$985, 2009—$788, and thereafter—$2,004.

8.  INCOME TAXES:

The provision for income taxes consisted of the following:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
	(as restated)	(as restated)

Federal:
Current	$4,474	$9,011	$11,444
Deferred	1,780	887	2,014
State:
Current	915	2,176	2,526
Deferred	466	(1)	(108)
Provision for income taxes	$7,635	$12,073	$15,876

Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal 2002, 2003 and 2004 to income before provision for income taxes as follows:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
	(as restated)	(as restated)

Computed federal tax provision at statutory rates	$6,467	$9,923	$14,125
State income taxes, net of federal income tax effect	898	1,414	1,621
Non-deductible compensation	721	916	755
Resolution of tax matters	—	—	(861)
Other, net	(451)	(180)	236
Provision for income taxes	$7,635	$12,073	$15,876

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of January 31, 2004 and January 29, 2005 are as follows:

	January 31, 2004	January 29, 2005
	(as restated)

Deferred tax assets:
Inventories	$991	$1,146
Accrued liabilities and other	10,498	14,898
	11,489	16,044
Deferred tax liabilities:
Property, plant and equipment	(9,927)	(16,202)
Prepaid expenses and other current assets	(516)	(702)
	(10,443)	(16,904)
Net deferred tax assets (liability)	$1,046	$(860)

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at January 31, 2004 and January 29, 2005.

Prior to January 29, 2005 the Company filed a request with the Internal Revenue Service to change its tax return method of accounting for inventory to the retail method from the lower of first-in first-out, cost or market. If the Company and the Internal Revenue Service agree upon the terms and conditions under which such change is to be effected, the impact on the Company’s tax position would be to decrease taxes currently payable and increase deferred tax liabilities.  The Company expects to receive additional current tax deductions under the retail method for tax purposes.

9.  BENEFIT PLANS:

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

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2003 and 2004:

	Pension benefits		Postretirement benefits
	2003	2004	2003	2004

Projected benefit obligation	$401	$449	$242	$326
Fair value of plan assets	358	450	—	—
Funded status	$(43)	$1	$(242)	$(326)

Accrued (prepaid) benefit cost recognized in the balance sheets	$95	$(246)	$495	$510

Weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2003 and 2004 were 6.00% and 6.00%, respectively. Weighted-average assumptions used to determine net cost for fiscal 2003 and 2004 included discount rate of 6.75% and 6.00%, respectively, and return on plan assets assumption of 8.0% for both years.

The Company’s overall expected long-term rate of return on assets is eight percent. Plan assets of the Company’s pension benefits as of December 31, 2003 and December 31, 2004 consisted primarily of balanced mutual funds and short-term investment funds.

Pension expense recognized in the Company’s statements of income for fiscal 2002, 2003 and 2004 was $22, $49 and $46, respectively. The Company contributed $61 and $44 in fiscal 2003 and fiscal 2004, respectively, to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal 2005 to the pension plan.

Profit Sharing Plan—The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate at the beginning of the month after 90 days of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary based on achieving certain earnings per share goals. Amounts expensed by the Company related to the plan were approximately $414, $434 and $456 for fiscal 2002, 2003, and 2004, respectively.

Deferred Compensation Plan—The Company also maintains a non-qualified deferred compensation plan designed to provide certain highly- compensated employees with retirement benefits. All assets of the plan are fully subject to the Company’s creditors. There were no contributions by the Company for fiscal 2002, 2003 and 2004. Included in the Company’s Consolidated Balance Sheets is an equal asset and liability of $337 at January 31, 2004 and $563 at January 29, 2005.

10.  COMMITMENTS AND CONTINGENCIES:

Litigation—Lawsuits and claims are filed from time to time against the Company in its ordinary course of business. Management, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s net assets, results of operations or the accompanying consolidated financial statements taken as a whole.

On September 15, 2004, the Company disclosed that it entered into an agreement with the New York State Attorney General to comply with applicable law regarding its advertising practices in New York and to pay the amount of $475.  The Company recorded $475 as a general and administrative expense in its Statement of Income in fiscal 2004.  The $475 was also paid in fiscal 2004.

Employment Agreements—The Company has employment agreements with certain of its executives expiring at various points through January 2009, aggregating base compensation of $6,921 (not including annual adjustments) over the terms. These executives would also be entitled to aggregate severance ranging from approximately $3,254 to $3,554 (not including annual adjustments) depending on the circumstances of termination. The contracts also provide for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance. The Company expensed approximately $3,840, $4,616 and $4,765 for incentive compensation for all eligible employees in fiscal 2002, 2003 and 2004, respectively.

Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, certain tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores opened and equipment placed in service as of January 29, 2005, were as follows:

Fiscal Year	Amount

2005	$31,204
2006	30,137
2007	28,872
2008	26,594
2009	23,673
Thereafter	81,177
Total	$221,657

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases. Many of the noncancelable operating leases include scheduled rent escalations.

Total rental expense for operating leases, including contingent rentals, was approximately $16,427, $19,779 and $25,680 for fiscal 2002, 2003 and 2004, respectively.  Contingent rent expense in fiscal 2002, 2003 and 2004, which are based on a percentage of net sales, was approximately $612, $1,107 and $1,534, respectively.

As of January 29, 2005, the Company has also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements were $1,074 in fiscal 2005, $1,785 in fiscal 2006, $1,926 in fiscal 2007, $1,957 in fiscal 2008, $1,965 in fiscal 2009 and $11,882 thereafter.

Inventories—The Company ordinarily places orders for the purchases of inventory at least one to two seasons in advance. In addition, the Company agreed to purchase approximately $9,000 of raw material from a supplier through fiscal 2004 at a specified price, of which approximately $400 of the commitment extended into 2005; however the amount of the commitment did not change. In fiscal 2004, the Company purchased approximately 29% of its finished product through an agent who sources the products from various vendors that are principally concentrated in Asia.  In addition, the Company purchased approximately 18% of its finished product from companies concentrated in Mexico.

Other—The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name, which expires in January 2011. The minimum annual commitment under this agreement through fiscal 2005 is $150 and represents the amount paid in each of fiscal 2002, 2003 and 2004.  Beginning in fiscal 2006 through fiscal 2010 the minimum annual commitment is $165.

11.  INCENTIVE STOCK OPTION PLAN:

Effective January 28, 1994, the Company adopted an Incentive Plan (“the 1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined for issuance of up to 1,791 shares of common stock in the aggregate of which all had been granted as of January 29, 2005.  On September 14, 1999, the Company adopted an Incentive Plan (“the 1999 Plan”) which provides for the issuance of up to 1,125 shares of common stock in the aggregate of which all had been granted as of January 29, 2005.  In March 2002, the Company adopted an Incentive Plan (“the 2002 Plan”) which provides for the issuance of up to 750 shares of common stock in the aggregate. As of January 29, 2005, there were 35 additional shares available for grant under the 2002 Plan.  The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under both the 1994 Plan and the 2002 Plan vest in full upon a change of control of the Company.

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

Changes in options outstanding were as follows:

	Fiscal 2002		Fiscal 2003		Fiscal 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,549	$2.55	2,649	$3.16	1,660	$8.97
Granted	550	$6.63	659	$16.81	29	$27.02
Exercised	(450)	$3.99	(1,563)	$2.23	(277)	$3.63
Canceled	—	—	(85)	$12.35	(6)	$12.35
Outstanding at end of year	2,649	$3.16	1,660	$8.97	1,406	$10.27

Options exercised in fiscal 2004 resulted in an increase of $3,424 in stockholders’ equity, consisting of $1,168 of cash proceeds and $2,256 of tax benefit, related to compensation deductions for income tax purposes.

The following table summarizes information about stock options outstanding and exercisable as of January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.60-$2.20	154	3.22	$1.90	154	$1.90
$2.53-$3.50	202	5.53	$2.83	202	$3.56
$5.73-$7.94	480	7.37	$6.61	480	$6.61
$12.35-$12.35	263	8.23	$12.35	168	$12.35
$20.52-$20.73	90	8.94	$20.54	90	$20.54
$24.08-$24.44	193	8.82	$24.09	193	$24.09
$27.62-$27.62	24	9.74	$27.62	24	$27.62
	1,406			1,311

In fiscal 2003, the Company granted certain stock options (the “Contingent Options”) at an exercise price (dividend-adjusted) of $12.35, the vesting of which was contingent on the grantees meeting annual goals as stated in the option agreements.  Due to the contingent vesting mechanism, the Company concluded that variable plan accounting was proper in accordance with SFAS No. 123.  Accordingly, the Company recorded $230 of compensation expense relating to the Contingent Options.  The expense was recorded from the date of grant to the date the Contingent Options were cancelled in 2003.  Since the Contingent Options were cancelled in 2003, no future expense is required.

12.  RIGHTS OFFERING:

The Company maintains a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company’s outstanding Common Stock held as of the close of business on September 30, 1997.  As of April 8, 2005 there were 13,467 stock purchase rights outstanding under the Stockholder Rights Plan, one for each outstanding share of the Company’s common stock.  Each Right will entitle stockholders to buy one one-hundredth of a share of the newly designated Series A Preferred Stock of Jos. A. Bank at an exercise price of $40. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company’s outstanding Common Stock.

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

13.  SEGMENT REPORTING:

The Company has two reportable segments: stores and direct marketing. The stores segment includes all Company owned stores excluding factory stores. The direct marketing segment includes catalog and internet.  While each segment offers a similar mix of men’s clothing to the retail customer, the stores also provide complete alterations and the direct marketing segment provides certain alterations.

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

Segment data as restated for the change in lease accounting described in Note 2 is presented in the following table:

Fiscal 2002 (as restated)	Stores	Direct Marketing	Other	Total

Net sales(a)	$206,100	$28,290	$9,046	$243,436
Depreciation and amortization	5,149	63	1,480	6,692
Operating income(b)	39,271	7,460	(27,155)	19,576
Interest expense, net	—	—	1,098	1,098
Total assets(c)	117,284	13,040	15,680	146,004
Capital expenditures(d)	11,001	14	3,120	14,135

Fiscal 2003 (as restated)	Stores	Direct Marketing	Other	Total

Net sales(a)	$257,365	$32,229	$10,069	$299,663
Depreciation and amortization	6,863	65	2,454	9,382
Operating income(b)	54,683	9,524	(34,231)	29,976
Interest expense, net	—	—	1,623	1,623
Total assets(c)	162,162	24,116	14,367	200,645
Capital expenditures(d)	21,108	41	2,096	23,245

Fiscal 2004	Stores	Direct Marketing	Other	Total

Net sales(a)	$322,266	$39,551	$10,683	$372,500
Depreciation and amortization	8,720	69	1,709	10,498
Operating income(b)	69,342	12,449	(39,738)	42,053
Interest expense, net	—	—	1,696	1,696
Total assets(c)	196,414	18,664	16,752	231,830
Capital expenditures(d)	25,056	18	4,865	29,939

(a)           Direct marketing net sales represent catalog and internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, sales to franchisees franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other”.

(b)           Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the “Other” segment), interest and income taxes. Total Operating Income represents profit before interest and income taxes.

(c)           Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segments.

(d)           Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

14.  QUARTERLY FINANCIAL INFORMATION (Unaudited):

Summarized quarterly financial information in fiscal 2003 and 2004 restated for the Company’s revisions to its lease accounting practices as discussed in Note 2 herein is as follows:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER		TOTAL
	(In Thousands, Except Per Share Amounts)
FISCAL 2003
Net sales (no change)	$62,272	$64,442	$72,011	$100,938		$299,663
Gross profit (no change)	35,600	35,602	41,105	59,992		172,299
Operating income (as previously reported)	4,077	3,786	5,502	17,142		30,507
Operating income (as restated)	3,986	3,664	5,222	17,104		29,976
Net income (as previously reported)	2,174	1,986	2,863	9,580		16,603
Net income (as restated)	2,118	1,912	2,693	9,557		16,280
Diluted income per common share (as previously reported)	$0.16	$0.14	$0.20	$0.68		$1.20
Diluted income per common share (as restated)	$0.16	$0.14	$0.19	$0.68		$1.17

FISCAL 2004
Net sales (no change)	$79,929	$81,994	$82,634	$127,943		$372,500
Gross profit (no change)	49,035	49,111	48,540	78,140		224,826
Operating income (as previously reported)	9,569	6,578	5,492		(a)		(a)
Operating income (as restated)	9,463	6,418	5,142	21,030		42,053
Net income (as previously reported)	5,335	3,529	3,414		(a)		(a)
Net income (as restated)	5,271	3,432	3,202	12,576		24,481
Diluted income per common share (as previously reported)	$0.38	$0.25	$0.24		(a)		(a)
Diluted income per common share (as restated)	$0.37	$0.24	$0.22	$0.88		$1.72

(a)  Amounts for the fourth quarter and fiscal year 2004 were not previously reported.