Form 10-Q
period 2005-04-30
BANK JOS A CLOTHIERS INC /DE/
filed 2005-06-07
CIK 920033

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 2, 2005

Common Stock, $.01 par value	13,562,796

Jos. A. Bank Clothiers, Inc.

PART I.                                                                            FINANCIAL INFORMATION

Item 1.                                   Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	May 1, 2004	April 30, 2005
	(As Restated, See Note 3)

Net sales	$79,929	$96,575

Cost of goods sold	30,894	35,962

Gross profit	49,035	60,613

Operating expenses:
Sales and marketing	30,757	39,540
General and administrative	8,584	9,179
Store opening costs	231	112
Total operating expenses	39,572	48,831

Operating income	9,463	11,782

Interest expense, net	481	324

Income before provision for income taxes	8,982	11,458
Provision for income taxes	3,711	4,721

Net income	$5,271	$6,737

Earnings per share:
Net income:
Basic	$0.40	$0.50
Diluted	$0.37	$0.47
Weighted average shares outstanding:
Basic	13,246	13,471
Diluted	14,213	14,321

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	January 29, 2005	April 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,425	$2,137
Accounts receivable, net	4,798	9,080
Inventories:
Raw materials	8,550	12,444
Finished goods	119,143	132,170
Total inventories	127,693	144,614
Prepaid expenses and other current assets	11,892	12,688
Deferred income taxes	893	—

Total current assets	146,701	168,519

NONCURRENT ASSETS:
Property, plant and equipment, net	83,621	85,672
Other noncurrent assets	1,508	1,478
Total assets	$231,830	$255,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,133	$42,724
Accrued expenses	37,505	33,652
Current portion of long-term debt	917	933
Deferred tax liability – current	—	6,169
Total current liabilities	78,555	83,478

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	5,942	15,709
Noncurrent lease obligations	30,318	30,354
Deferred tax liability – noncurrent	1,753	2,960
Other noncurrent liabilities	938	939
Total liabilities	117,506	133,440

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock	124	125
Additional paid-in capital	67,594	68,761
Retained earnings	51,664	58,401
	119,382	127,287
Treasury stock	(5,058)	(5,058)
Total stockholders’ equity	114,324	122,229
Total liabilities and stockholders’ equity	$231,830	$255,669

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands) (Unaudited)

	Three Months Ended
	May 1, 2004	April 30, 2005
	(As Restated, See Note 3)
Cash flows from operating activities:
Net income	$5,271	$6,737
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,497	3,079
Loss on disposals of plant and equipment	—	3
Income tax benefit from exercise of stock options	—	952
Net increase in operating working capital	(10,120)	(14,925)

Net cash used in operating activities	(2,352)	(4,154)

Cash flows from investing activities:
Capital expenditures	(4,890)	(5,133)
Proceeds from disposal of assets	850	—

Net cash used in investing activities	(4,040)	(5,133)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	27,520	24,719
Repayments under long-term Credit Agreement	(19,869)	(14,719)
Repayment of other long-term debt	(1,652)	(217)
Net proceeds from issuance of common stock	422	216

Net cash provided by financing activities	6,421	9,999

Net increase in cash and cash equivalents	29	712

Cash and cash equivalents – beginning of period	875	1,425

Cash and cash equivalents – end of period	$904	$2,137

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements.  Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

Vendor Rebates - The Company receives credits from vendors in connection with inventory purchases.  The credits are separately negotiated with each vendor.  Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of purchases when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened.  There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits.  The credits described in a) above are recorded as a reduction to inventories in the Condensed Consolidated Balance Sheet as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened.  In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

Landlord Contributions - Landlord contributions are accounted for as an increase to noncurrent lease obligations and as an increase to prepaid and other current assets until collected.  When collected, the Company records cash and reduces the prepaid and other current assets account.  The landlord contributions are presented in the Condensed Consolidated Statements of Cash Flows as an operating activity.  The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease.  The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.

Stock Option Plan - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant.  There was no stock-based compensation expense recognized in the Condensed Consolidated Statement of Income for the periods ended May 1, 2004 and April 30, 2005. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter and compensation expense had been recorded:

	Three Months Ended May 1, 2004	Three Months Ended April 30, 2005

Net income as reported	$5,271	$6,737

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	150	80
Pro forma net income	$5,121	$6,657

Pro forma basic net income per common share	$0.39	$0.49

Pro forma diluted net income per common share	$0.36	$0.46

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the first fiscal quarter ended April 30, 2005.  For the fiscal quarter ended May 1, 2004, there were no stock options granted.

	Three Months Ended May 1, 2004	Three Months Ended April 30, 2005
	(no options granted)
Risk free interest rate	—	3.88%
Expected volatility	—	34%
Expected life	—	3 years
Contractual life	—	10 years
Expected dividend yield	—	0.0%
Fair value of options granted	—	$32.86
# of Options granted	—	29

Reclassifications – Certain amounts in the Condensed Consolidated Financial Statements for the quarter ended May 1, 2004 have been reclassified in order to conform to the April 30, 2005 presentation. The Company reclassified sales and related costs for new stores between the Stores and Direct Marketing segments in Note 6 to this Form 10-Q.  The Company also reclassified certain amounts of deferred income taxes in the May 1, 2004 financial statements to conform with the April 30, 2005 presentation.

3.                                      RESTATEMENT OF FINANCIAL STATEMENTS

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

Rent Holidays- In the SEC Letter, the SEC staff reiterated that GAAP requires rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period).  In prior periods, the Company had generally recognized the straight line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease.  The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease. Based on our re-evaluation, the Company concluded that the construction period should be included in the straight-line rent schedule.

As a result of the correction to its rent schedules, the Company restated the Condensed Consolidated Financial Statements for the first quarter of fiscal 2004.  The foregoing corrections are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules, as set forth above.

Landlord Contributions- Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement.  However, GAAP requires that such incentives be recorded as deferred rent and amortized as reductions to lease expense.  As a result, the Company’s property, plant and equipment asset account and deferred rent liability account were increased which resulted in increases to cash flows provided by operating activities and cash flows used for investing activities in equal amounts.  Accordingly, the Company restated the Condensed Consolidated Financial Statements for the first quarter of fiscal 2004.  These landlord contributions are amortized over the life of the lease as a reduction to rent expense.

The impact of the restatement on the Condensed Consolidated Balance Sheet as of May 1, 2004 was an increase in the total property, plant and equipment account of $14,363 and an increase in the deferred rent liability account of $16,183.  The restatement also had a cumulative decrease on retained earnings of $1,112 and an increase to deferred income taxes of $708 as of May 1, 2004.  The restatement did not have any impact on our previously reported sales or comparable store sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments.  For the first quarter of fiscal 2004, the impact of the restatement is a decrease in net income of $64 and a decrease in reported diluted earnings per share of $0.01, from amounts previously reported.

The following is a summary of the significant effects of the restatement on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for the first quarter of fiscal 2004.  As the Company has been using the new lease accounting practices since the beginning of fiscal 2005, the Company has accounted for its leases for the current quarter in accordance with GAAP.

Condensed Consolidated Statements of Income

	Three Months Ended May 1, 2004
	As Reported Previously	Adjustments	As Restated

NET SALES	$79,929	$—	$79,929
Cost of goods sold	30,894	—	30,894

GROSS PROFIT	49,035	—	49,035

OPERATING EXPENSES:
Sales and marketing	30,651	106	30,757
General and administrative	8,584	—	8,584
Store opening costs	231	—	231
Total operating expenses	39,466	106	39,572

OPERATING INCOME	9,569	(106)	9,463

Interest expense, net	481	—	481
Income before provision for income taxes	9,088	(106)	8,982
Provision for income taxes	3,753	(42)	3,711
NET INCOME	$5,335	$(64)	$5,271

EARNINGS PER SHARE
Net Income:
Basic	$0.40	$(0.00)	$0.40
Diluted	$0.38	$(0.01)	$0.37

Weighted average shares outstanding
Basic	13,246	—	13,246
Diluted	14,213	—	14,213

Condensed Consolidated Balance Sheets

	May 1, 2004
	As Reported Previously	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$904	$—	$904
Accounts receivable, net	6,158	—	6,158
Inventories:		—
Raw materials	7,718	—	7,718
Finished goods	118,182	—	118,182
Total inventories	125,900	—	125,900
Prepaid expenses and other current assets	10,058	—	10,058
Deferred income taxes	—	2,697	2,697
Total current assets	143,020	2,697	145,717

NONCURRENT ASSETS:
Property, plant and equipment, net	47,749	14,363	62,112
Other noncurrent assets	970	—	970
Deferred income taxes	1,688	(1,688)	—
Total assets	$193,427	$15,372	$208,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,180	$—	$27,180
Accrued expenses and other	29,733	—	29,733
Current portion of long-term debt	1,006	—	1,006
Deferred tax liability - current	1,308	(1,308)	—
Total current liabilities	59,227	(1,308)	57,919

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	34,856	—	34,856
Noncurrent lease obligations	5,177	16,183	21,360
Other noncurrent liabilities	908	—	908
Deferred tax liability - noncurrent	—	1,609	1,609
Total liabilities	100,168	16,484	116,652

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—	—
Common stock	123	—	123
Additional paid-in capital	64,628	—	64,628
Retained earnings	33,566	(1,112)	32,454

Treasury stock	(5,058)	—	(5,058)
Total stockholders’ equity	93,259	(1,112)	92,147
Total liabilities and stockholders’ equity	$193,427	$15,372	$208,799

Condensed Consolidated Statements of Cash Flows

	Three Months Ended May 1, 2004
	As Reported Previously	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,335	$(64)	$5,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,939	558	2,497
Net increase in operating working capital	(11,379)	1,259	(10,120)

Net cash used in operating activities	(4,105)	1,753	(2,352)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(3,137)	(1,753)	(4,890)
Proceeds from disposal of assets	850	—	850

Net cash used in investing activities	(2,287)	(1,753)	(4,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	27,520	—	27,520
Repayment of borrowings under revolving loan agreement	(19,869)	—	(19,869)
Repayment of other long-term debt	(1,652)	—	(1,652)
Net proceeds from issuance of common stock	422	—	422

Net cash provided by financing activities	6,421	—	6,421

Net increase in cash and cash equivalents	29	—	29

CASH AND CASH EQUIVALENTS, beginning of year	875	—	875
CASH AND CASH EQUIVALENTS, end of year	$904	$—	$904

4.                                      SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating working capital and other components consist of the following:

	Three Months Ended
	May 1, 2004	April 30, 2005
	(As Restated, See Note 3)
Increase in accounts receivable	$(1,957)	$(4,282)
Increase in inventories	(5,112)	(16,921)
(Increase) decrease in prepaids and other assets	530	(766)
Increase (decrease) in accounts payable	(1,568)	2,591
Decrease in accrued expenses and other liabilities	(2,013)	(3,816)
Increase in deferred taxes	—	8,269

Net increase in operating working capital and other	$(10,120)	$(14,925)

Interest and Income Taxes Paid:

	Three Months Ended
	May 1, 2004	April 30, 2005

Interest and income taxes paid were as follows:
Interest paid	$480	$251
Income taxes paid	$5,472	$96

5.                                      EARNINGS PER SHARE

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

	Three Months Ended
	May 1, 2004	April 30, 2005

Weighted average shares outstanding for basic EPS	13,246	13,471

Dilutive effect of common stock equivalents	967	850

Weighted average shares outstanding for diluted EPS	14,213	14,321

The Company uses the treasury method for calculating the dilutive effect of stock options.  There were no anti-dilutive options as of May 1, 2004 and 19 anti-dilutive options as of April 30, 2005.

6.                                      SEGMENT REPORTING

The Company has two reportable segments: stores and direct marketing.  The stores segment includes all Company owned stores excluding factory stores.  The direct marketing segment includes all sales through catalog and internet.  While each segment offers a similar mix of men’s clothing to the retail customer, the stores also provide complete alterations and the direct marketing segment only provides certain alterations.

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.

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

Three months ended April 30, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$84,682	$9,319	$2,574	$96,575
Depreciation and amortization	2,568	17	494	3,079
Operating income (b)	18,676	3,387	(10,281)	11,782
Identifiable assets (c)	201,893	23,454	30,322	255,669
Capital expenditures (d)	5,004	0	129	5,133

Three Months ended May 1, 2004 (as restated)

	Stores	Direct Marketing	Other	Total

Net sales (a)	$70,386	$7,375	$2,168	$79,929
Depreciation and amortization	1,915	16	566	2,497
Operating income (b)	15,881	2,431	(8,849)	9,463
Identifiable assets (c)	152,925	28,514	27,360	208,799
Capital expenditures (d)	4,710	5	175	4,890

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

8.                                      LEGAL MATTERS

From time to time, legal matters in which the Company may be named as a defendant arise in the normal course of the Company’s business activities.  Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

Item 2.                                   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The financial information for fiscal 2004 included in this Form 10-Q has been restated to reflect the revision of the Company’s historic practices of accounting for lease transactions as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  See Note 3 to this Form 10-Q for further discussion.

Overview - For the first quarter of the Company’s fiscal year ending January 28, 2006 (“fiscal 2005”), the Company’s net income increased to $6.7 million compared with net income of $5.3 million for the first quarter of the Company’s fiscal year ended January 29, 2005 (“fiscal 2004”). The Company earned $0.47 per diluted share in the first quarter of fiscal 2005 compared with $0.37 per diluted share in the first quarter of fiscal 2004.  As such, diluted earnings per share increased 27% compared with the prior year period.  The increased earnings were primarily attributable to:

•                  20.8% increase in net sales with increases in both the store and direct marketing (catalog and internet) segments;

•                  Over 140 basis point increase in gross profit margins; and

•                  The opening of 57 new stores since the end of the first quarter of 2004.

The increased earnings in the first quarter of fiscal 2005 follow an increase of 131% in earnings per share in the first quarter of fiscal 2004 above the results of the first quarter of the fiscal year ended January 31, 2004 (“fiscal 2003”).

Management believes that the chain can grow to approximately 500 stores from the fiscal 2004 year-end base of 269 stores.  The Company plans to open between 60 to 75 stores in fiscal 2005 as part of its plan to grow the chain to the 500 store level. The Company opened 6 stores in the first quarter of fiscal 2005 and expects to open approximately 10 to 14 stores in the second quarter, with the remaining stores to be opened in the second half of the year. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”).  In the past five years, the Company has continued to increase the number of store openings as infrastructure and performance has improved.  As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in the year ended February 2, 2002, 25 new stores in the year ended February 1, 2003 (“fiscal 2002”), 50 new stores in fiscal 2003 and 60 new stores in fiscal 2004.

Capital expenditures are expected to be approximately $35 million in fiscal 2005, primarily to fund the opening of approximately 60 to 75 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives.  The capital expenditures include the cost of the construction of leasehold improvements for new stores of which $12-15 million is expected to be reimbursed through landlord contributions.  The Company also expects inventories to increase in 2005 to support new store openings, sales growth in existing segments and other initiatives.

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

Critical accounting policies and estimates - In preparing the Condensed Consolidated Financial Statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

To calculate the estimated market value, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units.  The Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost.  Substantially all units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase.  In fiscal 2003 and 2004, the Company’s costs in excess of selling price plus the cost of disposal in its factory stores was $1.1 million and $1.1 million, respectively.  The Company anticipates similar results in fiscal 2005.  The inventory component of these costs is recorded in cost of goods sold whereas the related costs of disposal are recorded as selling and marketing expenses.    If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels.  These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company.  There were no asset valuation charges recorded for the three month periods ended May 1, 2004 and April 30, 2005.

Lease Accounting.  The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal options periods provided for in the lease that can be reasonable assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease.  The lease term and straight-line rent expense (inclusive of the construction period) commence on the date when the Company takes possession and has the right to control use of the leased premises.  Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements is recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates.  Management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations.

Results of Operations

The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales Three Months Ended
	May 1, 2004	April 30, 2005

Net sales	100.0%	100.0%
Cost of goods sold	38.7	37.2
Gross profit	61.3	62.8
General and administrative expenses	10.7	9.5
Sales and marketing expenses	38.5	40.9
Store opening costs	0.3	0.1
Operating income	11.8	12.2
Interest expense, net	0.6	0.3
Income before provision for income taxes	11.2	11.9
Provision for income taxes	4.6	4.9
Net income	6.6	7.0

Net sales - Net sales increased 20.8% or $16.7 million to $96.6 million in the first quarter of fiscal 2005 compared with $79.9 million in the first quarter of fiscal 2004.  The sales increase was primarily related to a 20.3% increase in store sales (including a 4.1% increase in comparable store sales) and a 26.4% increase in direct marketing sales. The sales increases were primarily due to increases in sales of suits, shirts, ties and sportswear.

For comparable stores, the average dollars per transaction increased in the first quarter of fiscal 2005 as compared to the first quarter in fiscal 2004.  Traffic (as measured by transactions) in comparable stores also increased in first quarter of fiscal 2005 while items per transaction decreased.  Beginning in fiscal 2005, comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 1, 2004		April 30, 2005
	Stores	Square Feet*	Stores	Square Feet*

Stores open at the beginning of the quarter	210	1,062	269	1,318
Stores opened	9	38	6	23
Stores closed	(1)	(5)	—	—
Stores open at the end of the quarter	218	1,095	275	1,341

*square feet is presented in thousands and excludes franchise stores

Gross profit - Gross profit (net sales less cost of goods sold) increased to $60.6 million or 62.8% of net sales in the first quarter of fiscal 2005 from $49.0 million or 61.3% of net sales in the first quarter of fiscal 2004.  The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased, and increases in retail prices.  Gross profit margins increased in substantially all major product categories.

Sales and Marketing Expenses – Sales and marketing expenses, which consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $39.5 million or 40.9% of sales in the first quarter of fiscal 2005 from $30.8 million or 38.5% of sales in the first quarter of fiscal 2004.  The $8.8 million increase in sales and marketing expenses relates primarily to a) $6.1 million of additional costs incurred in the 57 stores opened since the end of the first quarter of fiscal 2004 and the incremental costs for the 8 stores (net) which opened in the first quarter of fiscal 2004 and b) $2.7 million additional costs related to an increase in expenses in the stores which were open prior to fiscal 2004 as well as in total Company marketing costs.  The Company expects sales and marketing expenses to increase in fiscal 2005 primarily as a result of opening 60 to 75 new stores, the full year operation of stores that were opened during fiscal 2004, and an increase in advertising expenditures.

General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs and overhead and distribution center costs, increased to $9.2 million or 9.5% of sales in the first quarter of fiscal 2005 from $8.6 million or 10.7% in the first quarter of 2004.  The increases were primarily due to higher distribution center occupancy costs, travel related costs, professional fees related to financial control compliance and other expenses related to business expansion.  Continued growth in stores and the direct segment may result in increases in G&A expenses.  In the first quarter of 2004, the Company recognized a gain of $0.3 million related to the settlement of a dispute in favor of the Company, which was recorded as a reduction of G&A.

Store Opening Costs – Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training, and setup of new stores, decreased $0.1 million to $0.1 million in the first quarter of fiscal 2005 from $0.2 million for the same period of 2004 due primarily to the opening of fewer stores in the first quarter of 2005 compared with the same period of 2004.

Interest Expense, net – Interest expense decreased $0.2 million to $0.3 million in the first quarter of fiscal 2005 from $0.5 million for the same period of 2004.  The decrease was due primarily to lower borrowing levels partially offset by higher interest rates.  Average revolver loan borrowings decreased $18.8 million to $6.2 million in the first quarter of fiscal 2005 compared with $25.0 for the same period of fiscal 2004.  The average interest rate was 5.98% for the first fiscal quarter of 2005 compared with 2.97% for the same period of 2004.

Income Taxes – The first quarter of fiscal 2005 effective income tax rate remained relatively constant at 41.2% compared with 41.3% in the first quarter of fiscal 2004.  During the first quarter of 2005 the Company adopted the retail method of accounting for inventory for tax purposes.  The impact on the Company’s tax position as reflected in the first quarter fiscal 2005 balance sheet was to decrease taxes currently payable and increase deferred tax liabilities.

Liquidity and Capital Resources - The Company maintains a bank credit agreement (the “Credit Agreement”), which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount which may be borrowed to $125 million if requested prior to April 30, 2006, if needed and if supported by its borrowing base formula under the Credit Agreement. The Credit Agreement also includes a) financial covenants concerning minimum EBITDA, b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends. The financial covenants are in effect only if the Company’s availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during fiscal 2005. As of April 30, 2005, the Company was in compliance with all loan covenants. Interest rates under the Credit Agreement are either at the prime rate or at LIBOR plus 1.5% which are variable rates and are the same basis as the rates that existed for the same period of fiscal 2004. The agreement also includes provisions for a seasonal over-advance.  The Company also has $6.6 million of term debt to be repaid as noted in the contractual obligations table below.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $78.5 million at April 30, 2005 compared with $74.6 million at January 29, 2005.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	May 1, 2004	April 30, 2005
	(As restated)
Cash (used in) provided by:
Operating activities	$(2,352)	$(4,154)
Investing activities	(4,040)	(5,133)
Financing activities	6,421	9,999
Net increase in cash and cash equivalents	$29	$712

Cash used by the Company’s operating activities in the first quarter of fiscal 2005 increased primarily due to higher expenditures for inventory compared with the same period of 2004.  Cash used for purchase of inventory was $16.9 million for the first quarter of 2005 compared with $5.1 million for the first quarter of 2004.  This cash used for the purchase of inventory was offset by $8.3 million of cash tax payments deferred by the change to the retail method of accounting for inventory for tax purposes. Cash used in investing activities in the first quarter of 2005 relates primarily to capital expenditures for new stores.  Cash provided by financing activities relates primarily to $10 million from the Company’s revolving loan under the Credit Agreement and $0.2 million from the proceeds of the exercise of stock options.  Also, the Company used $0.2 million for the repayment of long-term debt.

For fiscal 2005, the Company expects to spend approximately $35 million on capital expenditures, primarily to fund the opening of approximately 60 to 75 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The Company spent $5.1 million on capital expenditures in the first quarter of fiscal 2005.  Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2005.  The capital expenditures include the cost of the construction of leasehold improvements for new stores of which $12 to $15 million is expected to be reimbursed through landlord contributions.  These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors.  For the stores opened in fiscal 2004, the Company negotiated approximately $12.6 million of landlord contributions of which approximately $8.7 million have been collected, including approximately $3.5 million which was collected in the first quarter of 2005. The remaining amount is expected to be received in fiscal 2005.  For the stores opened in the first quarter of fiscal 2005, the Company negotiated approximately $1.1 million of landlord contributions, which is expected to be received by the end of fiscal 2005.

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its bank credit activity as discussed below.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for fiscal 2005, including amounts paid in the first quarter of fiscal 2005.

	Payments Due by Fiscal Year
	(in thousands)
	2005	2006-2008	2009-2010	Beyond 2010	Total

Long-term debt	$917	$13,150	$1,317	$1,475	$16,859
Operating leases (a)	32,852	95,514	52,969	77,244	258,579
Stand-by Letter-of-credit (b)	—	400	—	—	400
Purchase Commitment (c)	361	—	—	—	361
Scheduled Interest Payments (d)	880	1,943	333	413	3,569
License Agreement	150	495	330	—	975

(a)          Includes various lease agreements for stores to be opened and equipment placed in service subsequent to April 30, 2005.  See Note 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

(b)         To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(c)          The Company generally does not make unconditional, noncancelable purchase commitments.  In fiscal 2003, the Company entered into an agreement with one raw material supplier to purchase a specified quantity of fabric into fiscal 2005.

(d)         These scheduled interest payments consist of interest payments on the outstanding long term debt.  For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of April 30, 2005.  For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on April 30, 2005.  The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

At April 30, 2005, there were no derivative financial instruments.  In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

Item 4.                                   Controls and Procedures

Limitations on Controls and Procedures.  Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all error or all fraud.  A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met.  Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of Control Systems must be considered relative to their costs.  Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The following report by management, including the CEO and CFO, on the effectiveness of the Company’s disclosure controls and procedures expresses only reasonable assurance of the conclusions reached.

Disclosure Controls and Procedures- The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated, with the participation of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005.

Changes in Internal Control over Financial Reporting- On February 7, 2005, the Chief Accountant of the Securities and Exchange Commission (the “SEC”) issued a letter (the “SEC Letter”) to the Center for Public Company Audit Firms-American Institute of Certified Public Accountants expressing the views of the SEC staff concerning certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”).  Specifically, the SEC Letter addressed the appropriate accounting for: (1) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (2) the pattern of recognition of rent when the lease term in an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”), and (3) incentives related to leasehold improvements provided by a landlord/lessor to a tenant/lessee in an operating lease. As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the SEC on April 14, 2005, the Company revised its accounting policies in light of the SEC Letter.

Amortization of Leasehold Improvements- In order to comply with the accounting standards regarding amortization of leasehold improvements discussed in the SEC Letter, the Company revised the straight-line rent schedules for thirteen of its stores to achieve consistency with the corresponding leasehold amortization schedules.  The resulting change to rent expense was immaterial.

Rent Holidays- In the SEC Letter, the SEC staff stated that GAAP requires rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period).  In prior periods, the Company had generally recognized the straight line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease.  The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease. Based on our re-evaluation, the Company has concluded that the construction period should be included in the straight-line rent schedule.

The financial information for the quarter ended May 1, 2004 included in this Quarterly Report on Form 10-Q has been restated to reflect, among other items, the change in the Company’s rent schedules.  Such changes are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules as set forth above. During the first quarter of Fiscal 2005, the Company implemented procedures designed to insure that rent holidays receive appropriate accounting treatment in accordance with GAAP.

Landlord/Tenant Incentives- Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement.  However, the SEC Letter states that such incentives should be “recorded as deferred rent and amortized as reductions to lease expense.”  As a result, the Company’s property, plant and equipment asset account and deferred rent liability account have been increased. The financial information for the quarter ended May I, 2004 included in this Quarterly Report on Form 10-Q has been restated to reflect, among other items, these increases. During the first quarter of Fiscal 2005, the Company implemented procedures designed to insure that leasehold improvement incentives receive appropriate accounting treatment in accordance with GAAP.

Except as otherwise set forth in this Item 4, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time, legal matters in which the Company may be named as a defendant arise in the normal course of the Company’s business activities.  Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

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

Dated: June 6, 2005	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman
David E. Ullman
Executive Vice President, Chief Financial Officer