Form 10-Q
period 2005-07-30
BANK JOS A CLOTHIERS INC /DE/
filed 2005-09-07
CIK 920033

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 1, 2005

Common Stock, $.01 par value	13,645,296

Jos. A. Bank Clothiers, Inc.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
	(As Restated, See Note 3)		(As Restated, See Note 3)

Net sales	$81,994	$98,588	$161,923	$195,163
Cost of goods sold	32,883	37,410	63,777	73,372
Gross Profit	49,111	61,178	98,146	121,791

Operating expenses:
Sales and marketing	32,171	40,834	62,928	80,374
General and administrative	10,253	10,840	18,837	20,019
Store opening costs	269	107	500	219
Total operating expenses	42,693	51,781	82,265	100,612

Operating income	6,418	9,397	15,881	21,179

Interest expense, net	433	341	914	665

Income before provision for income taxes	5,985	9,056	14,967	20,514
Provision for income taxes	2,553	3,717	6,264	8,438

Net income	$3,432	$5,339	$8,703	$12,076

Earnings per share:
Net income per share:
Basic	$0.26	$0.39	$0.66	$0.89
Diluted	$0.24	$0.37	$0.61	$0.84
Weighted average shares outstanding:
Basic	13,330	13,568	13,288	13,520
Diluted	14,196	14,401	14,204	14,361

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	January 29, 2005	July 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,425	$1,072
Accounts receivable, net	4,798	5,453
Inventories:
Raw materials	8,550	11,646
Finished goods	119,143	160,608
Total inventories	127,693	172,254
Prepaid expenses and other current assets	11,892	11,746
Deferred income taxes	893	—
Total current assets	146,701	190,525

NONCURRENT ASSETS:
Property, plant and equipment, net	83,621	88,479
Other noncurrent assets	1,508	601
Total assets	$231,830	$279,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,133	$57,694
Accrued expenses	37,505	32,181
Current portion of long-term debt	917	938
Deferred tax liability – current	—	6,963
Total current liabilities	78,555	97,776

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	5,942	18,467
Noncurrent lease obligations	30,318	30,902
Deferred tax liability – noncurrent	1,753	1,820
Other noncurrent liabilities	938	939
Total liabilities	117,506	149,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	124	126
Additional paid-in capital	67,594	70,893
Retained earnings	51,664	63,740
	119,382	134,759
Treasury stock	(5,058)	(5,058)
Total stockholders’ equity	114,324	129,701
Total liabilities and stockholders’ equity	$231,830	$279,605

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended
	July 31, 2004	July 30, 2005
	(As Restated, See Note 3)
Cash flows from operating activities:
Net income	$8,703	$12,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in deferred income taxes	(771)	7,923
Depreciation and amortization	4,904	6,285
Loss on disposals of plant and equipment	—	24
Income tax benefit from exercise of stock options	—	2,702
Net increase in operating working capital	(5,588)	(30,629)

Net cash provided by (used in) operating activities	7,248	(1,619)

Cash flows from investing activities:
Capital expenditures	(9,404)	(11,880)
Proceeds from disposal of assets	851	—

Net cash used in investing activities	(8,553)	(11,880)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	44,173	42,379
Repayments under long-term Credit Agreement	(41,760)	(29,376)
Repayment of other long-term debt	(1,906)	(457)
Net proceeds from issuance of common stock	707	600

Net cash provided by financing activities	1,214	13,146

Net decrease in cash and cash equivalents	(91)	(353)

Cash and cash equivalents – beginning of period	875	1,425

Cash and cash equivalents – end of period	$784	$1,072

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

Stock Option Plan - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant.  There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended July 31, 2004 and July 30, 2005. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter and compensation expense had been recorded:

	Three Months Ended		Six Months Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
	(As Restated, See Note 3)		(As Restated, See Note 3)

Net income as reported	$3,432	$5,339	$8,703	$12,076

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	75	54	225	134

Pro forma net income	$3,357	$5,285	$8,478	$11,942

Pro forma basic net income per common share	$0.25	$0.39	$0.64	$0.88

Pro forma diluted net income per common share	$0.24	$0.37	$0.60	$0.83

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the six months ended July 30, 2005.  For the three months ended July 30, 2005, and the three and six months ended July 31, 2004, there were no stock options granted.

	Three Months Ended		Six Months Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005
	(no options granted)	(no options granted)	(no options granted)
Risk free interest rate	—	—	—	3.88%
Expected volatility	—	—	—	34%
Expected life	—	—	—	3 years
Contractual life	—	—	—	10 years
Expected dividend yield	—	—	—	0.0%
Fair value of options granted	—	—	—	$32.86
# of options granted	—	—	—	29

New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”).  This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees.  Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the notes to their financial statements.  As stated above, the Company has chosen to disclose the pro forma effect until SFAS 123(R) becomes effective for the Company.  The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions.  The valuation model and amortization assumption the Company has used continues to be available, but we have not yet completed our assessment of the alternatives.  SFAS 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending February 2, 2007 (“fiscal 2006”).  Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in their footnotes.  The Company has not yet determined which transition option it will select.

Reclassifications – Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended July 31, 2004 have been reclassified in order to conform to the July 30, 2005 presentation.

3.           RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, in a letter to the Center for Public Company Audit Firms-American Institute of Certified Public Accountants (the “SEC Letter”), the Chief Accountant of the Securities and Exchange Commission (the “SEC”) expressed the views of the SEC staff concerning certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”).  Specifically, the SEC Letter addressed the appropriate accounting for: (1) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (2) the pattern of recognition of rent when the lease term in an operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”), and (3) incentives related to leasehold improvements provided by a landlord/lessor to a tenant/lessee in an operating lease. Like many other companies in the retail industry, the Company re-evaluated its lease accounting practices in light of the SEC Letter.

Amortization of Leasehold Improvements – In order to comply with GAAP regarding amortization of leasehold improvements discussed in the SEC Letter, the Company revised the straight-line rent schedules for thirteen of its stores to achieve consistency with the corresponding leasehold amortization schedules.

Rent Holidays – In the SEC Letter, the SEC staff reiterated that GAAP requires rent holidays in an operating lease to be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period).  In periods prior to fiscal 2005, the Company generally recognized the straight-line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease.  The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease. Based on our re-evaluation, the Company concluded that the construction period should be included in the straight-line rent schedule.

As a result of the correction to its rent schedules, the Company restated the Condensed Consolidated Financial Statements for periods prior to fiscal 2005, including the three and six months ended July 31, 2004.  The foregoing corrections are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules, as set forth above.

Landlord Contributions – Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement.  However, GAAP requires that such incentives be recorded as deferred rent and amortized as reductions to lease expense.  As a result, the Company’s property, plant and equipment asset account and deferred rent liability account for the periods prior to fiscal 2005 were increased which resulted in increases to cash flows provided by operating activities and cash flows used for investing activities in equal amounts.  Accordingly, the Company restated the Condensed Consolidated Financial Statements for such prior periods, including the three and six months ended July 31, 2004.  These landlord contributions are amortized over the life of the lease as a reduction to rent expense.

The impact of the restatement on the Condensed Consolidated Balance Sheet as of July 31, 2004 was an increase in the total property, plant and equipment account of $15,775 and an increase in the deferred rent liability account of $17,755.  The restatement also had a cumulative decrease on retained earnings of $1,209 and an increase to deferred income taxes of $771 as of July 31, 2004.  The restatement did not have any impact on our previously reported sales or comparable store sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments.  For the three and six months ended July 31, 2004, the impact of the restatement is a decrease in reported net income of $97 and $161, respectively, and a decrease in reported diluted earnings per share of $0.01 for each period.

The following is a summary of the significant effects of the restatement on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for the three and six months ended July 31, 2004.

Condensed Consolidated Statements of Income

	Three Months Ended July 31, 2004			Six Months Ended July 31, 2004
	As Reported Previously	Adjustments	As Restated	As Reported Previously	Adjustments	As Restated

NET SALES	$81,994	$—	$81,994	$161,923	$—	$161,923
Cost of goods sold	32,883	—	32,883	63,777	—	63,777

GROSS PROFIT	49,111	—	49,111	98,146	—	98,146

OPERATING EXPENSES:
Sales and marketing	32,011	160	32,171	62,662	266	62,928
General and administrative	10,253	—	10,253	18,837	—	18,837
Store opening costs	269	—	269	500	—	500
Total operating expenses	42,533	160	42,693	81,999	266	82,265

OPERATING INCOME	6,578	(160)	6,418	16,147	(266)	15,881

Interest expense, net	433	—	433	914	—	914
Income before provision for income taxes	6,145	(160)	5,985	15,233	(266)	14,967
Provision for income taxes	2,616	(63)	2,553	6,369	(105)	6,264
NET INCOME	$3,529	$(97)	$3,432	$8,864	$(161)	$8,703

EARNINGS PER SHARE
Net Income per share:
Basic	$0.26	$(0.00)	$0.26	$0.67	$(0.01)	$0.66
Diluted	$0.25	$(0.01)	$0.24	$0.62	$(0.01)	$0.61

Weighted average shares outstanding
Basic	13,330	—	13,330	13,288	—	13,288
Diluted	14,196	—	14,196	14,204	—	14,204

Condensed Consolidated Balance Sheets

	July 31, 2004
	As Reported Previously	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$784	$—	$784
Accounts receivable, net	3,942	—	3,942
Inventories:
Raw materials	10,203	—	10,203
Finished goods	111,374	—	111,374
Total inventories	121,577	—	121,577
Prepaid expenses and other current assets	11,133	—	11,133
Deferred income taxes	—	2,697	2,697
Total current assets	137,436	2,697	140,133

NONCURRENT ASSETS:
Property, plant and equipment, net	49,614	15,775	65,389
Other noncurrent assets	1,073	—	1,073
Deferred income taxes	1,688	(1,688)	—
Total assets	$189,811	$16,784	$206,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,259	$—	$25,259
Accrued expenses and other	29,785	—	29,785
Current portion of long-term debt	971	—	971
Deferred tax liability - current	1,308	(1,308)	—
Total current liabilities	57,323	(1,308)	56,015

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	29,399	—	29,399
Noncurrent lease obligations	6,016	17,755	23,771
Deferred tax liability - noncurrent	—	1,546	1,546
Total liabilities	92,738	17,993	110,731

STOCKHOLDERS’ EQUITY:
Common stock	124	—	124
Additional paid-in capital	64,912	—	64,912
Retained earnings	37,095	(1,209)	35,886
Treasury stock	(5,058)	—	(5,058)
Total stockholders’ equity	97,073	(1,209)	95,864
Total liabilities and stockholders’ equity	$189,811	$16,784	$206,595

Condensed Consolidated Statements of Cash Flows

	Six Months Ended July 31, 2004
	As Reported Previously	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,864	$(161)	8,703
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	(771)	(771)
Depreciation and amortization	3,828	1,076	4,904
Net (increase) decrease in operating working capital	(9,171)	3,583	(5,588)

Net cash provided by operating activities	3,521	3,727	7,248

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(5,677)	(3,727)	(9,404)
Proceeds from disposal of assets	851	—	851

Net cash used in investing activities	(4,826)	(3,727)	(8,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	44,173	—	44,173
Repayment of borrowings under revolving loan agreement	(41,760)	—	(41,760)
Repayment of other long-term debt	(1,906)	—	(1,906)
Net proceeds from issuance of common stock	707	—	707

Net cash provided by financing activities	1,214	—	1,214

Net decrease in cash and cash equivalents	(91)	—	(91)

CASH AND CASH EQUIVALENTS, beginning of period	875	—	875
CASH AND CASH EQUIVALENTS, end of period	$784	$—	$784

4.             SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating working capital and other components consist of the following:

	Six Months Ended
	July 31, 2004	July 30, 2005
	(As Restated, See Note 3)
(Increase) decrease in accounts receivable	$259	$(655)
Increase in inventories	(789)	(44,561)
(Increase) decrease in prepaids and other assets	(648)	1,053
Increase (decrease) in accounts payable	(3,489)	17,561
Decrease in accrued expenses and other liabilities	(4,504)	(4,611)
Increase in noncurrent lease liabilities	3,583	584

Net increase in operating working capital and other	$(5,588)	$(30,629)

Interest and Income Taxes Paid:

	Six Months Ended
	July 31, 2004	July 30, 2005

Interest and income taxes paid were as follows:
Interest paid	$989	$613
Income taxes paid	$12,245	$1,712

5.             EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005

Weighted average shares outstanding for basic	13,330	13,568	13,288	13,520

Dilutive effect of stock options	866	833	916	841

Weighted average shares outstanding for diluted	14,196	14,401	14,204	14,361

The Company uses the treasury method for calculating the dilutive effect of stock options.  There were no anti-dilutive options as of July 31, 2004 and July 30, 2005.

6.             SEGMENT REPORTING

The Company has two reportable segments: stores and direct marketing.  The stores segment includes all Company owned stores excluding factory stores.  The direct marketing segment includes all sales through catalog and Internet.  Each segment offers a similar mix of men’s clothing to the retail customer.  In addition, the stores segment provides complete alterations, while the direct marketing segment only provides certain alterations.

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.  The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes.  The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods.  In stores the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them.  The direct marketing customer receives a catalog in his or her home and/or office and/or visits our web page via the Internet and places an order by phone, mail, fax or online.  The merchandise is then shipped to the customer.

Segment data is presented in the following table:

Three months ended July 30, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$86,126	$9,857	$2,605	$98,588
Depreciation and amortization	2,664	18	524	3,206
Operating income (loss) (b)	17,282	3,405	(11,290)	9,397
Capital expenditures (d)	5,755	9	984	6,748

Three months ended July 31, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$71,612	$7,983	$2,399	$81,994
Depreciation and amortization	1,965	18	424	2,407
Operating income (loss) (b)	13,931	2,568	(10,081)	6,418
Capital expenditures (d)	4,350	8	156	4,514

Six Months ended July 30, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$170,808	$19,176	$5,179	$195,163
Depreciation and amortization	5,232	35	1,018	6,285
Operating income (loss) (b)	35,958	6,792	(21,571)	21,179
Identifiable assets (c)	227,743	35,318	16,544	279,605
Capital expenditures (d)	10,758	9	1,113	11,880

Six Months ended July 31, 2004

	Stores	Direct Marketing	Other	Total

Net sales (a)	$141,998	$15,358	$4,567	$161,923
Depreciation and amortization	3,984	34	886	4,904
Operating income (loss) (b)	29,812	4,999	(18,930)	15,881
Identifiable assets (c)	163,042	29,652	13,901	206,595
Capital expenditures (d)	9,060	13	331	9,404

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

(c)   Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets which have not been assigned to one of the reportable segments are included in Other and are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets and inventories.

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

8.             COMMITMENTS AND CONTINGENCIES

From time to time, legal matters in which the Company may be named as a defendant arise in the normal course of the Company’s business activities. The resolution of these legal matters against the Company cannot be accurately predicted.  The Company does not anticipate that the outcome of such matters will have a material adverse effect on the business, net assets or financial position of the Company.

The bank that provides credit card services to the Company has informed the Company of claims arising from the allegedly improper storage of credit card data. The Company estimates the potential liability arising from such claims to be approximately $285 and has accrued this amount in the second quarter of fiscal 2005 in accordance with SFAS No. 5.  The Company does not anticipate that any further claims in this matter would have a material adverse effect on the business, net assets or financial position of the Company.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The financial information for fiscal 2004 included in this Item 2 has been restated to reflect the correction of the Company’s historic practices of accounting for lease transactions as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 and Note 3 to this Form 10-Q.

Overview – For the second quarter of the Company’s fiscal year ending January 28, 2006 (“fiscal 2005”), the Company’s net income increased to $5.3 million compared with net income of $3.4 million for the second quarter of the Company’s fiscal year ended January 29, 2005 (“fiscal 2004”). The Company earned $0.37 per diluted share in the second quarter of fiscal 2005 compared with $0.24 per diluted share in the second quarter of fiscal 2004.  As such, diluted earnings per share increased 54% compared with the prior year period.  The increased earnings were primarily attributable to:

•     20.2% increase in net sales with increases in both the store and direct marketing (catalog and Internet) segments;

•     Over 210 basis point increase in gross profit margins; and

•     The opening of 54 new stores since the end of the second quarter of fiscal 2004.

The increased earnings in the second quarter of fiscal 2005 follow an increase of 54% in diluted earnings per share in the second quarter of fiscal 2004 above the results of the second quarter of the fiscal year ended January 31, 2004 (“fiscal 2003”).

Management believes that the chain can grow to approximately 500 stores from the fiscal 2004 year-end base of 269 stores.  The Company plans to open approximately 60 stores in fiscal 2005 as part of its plan to grow the chain to the 500 store level. The Company opened 14 stores in the first half of fiscal 2005 and expects to open at least 25 stores in the third quarter, with the remaining stores to be opened in the last quarter of the year. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”).  In the past five years, the Company has continued to increase the number of store openings as infrastructure and performance has improved.  As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in the year ended February 2, 2002 (“fiscal 2001”), 25 new stores in the year ended February 1, 2003 (“fiscal 2002”), 50 new stores in fiscal 2003 and 60 new stores in fiscal 2004.

Capital expenditures are expected to be approximately $35 million in fiscal 2005, primarily to fund the opening of approximately 60 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives.  The capital expenditures include the cost of the construction of leasehold improvements for new stores, of which approximately $12 million is expected to be reimbursed through landlord contributions.  The Company also expects inventories to increase in 2005 to support new store openings, sales growth in existing segments and other initiatives.

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

Critical accounting policies and estimates - In preparing the Condensed Consolidated Financial Statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2004.

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

To calculate the estimated market value, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units.  The Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost.  Substantially all units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase.  The Company’s costs in excess of selling price, plus the cost of disposal in its factory stores, were $1.1 million in each of fiscal 2003 and 2004.  The Company anticipates similar results or better in fiscal 2005.  The inventory component of these costs is recorded in cost of goods sold, whereas the related costs of disposal are recorded as selling and marketing expenses.  If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels.  These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company.  There were no asset valuation charges recorded for the three and six month periods ended July 31, 2004 and July 30, 2005.

Lease Accounting.  The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal options periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease.  The lease term and straight-line rent expense (inclusive of the construction period) commence on the date when the Company takes possession and has the right to control use of the leased premises.  Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements are recorded as deferred credits resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could differ from the estimates.  Management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations.

Results of Operations

The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	40.1	38.0	39.4	37.6
Gross profit	59.9	62.0	60.6	62.4
Sales and marketing expenses	39.2	41.4	38.9	41.2
General and administrative expenses	12.5	11.0	11.6	10.3
Store opening costs	0.2	0.1	0.3	0.1
Operating income	7.8	9.5	9.8	10.8
Interest expense, net	0.5	0.4	0.6	0.3
Income before provision for income taxes	7.3	9.1	9.2	10.5
Provision for income taxes	3.1	3.7	3.9	4.3
Net income	4.2	5.4	5.3	6.2

Net sales - Net sales increased 20.2% to $98.6 million in the second quarter of fiscal 2005 compared with $82.0 million in the second quarter of fiscal 2004.  Net sales for the first six months of fiscal 2005 increased 20.6% to $195.2 million, compared with $161.9 million in the first six months of fiscal 2004.  The sales increase was primarily related to increases in store sales (including new stores as shown below) and in direct marketing sales.  Comparable store sales increased 4.9% and 4.5% in the second quarter and first half of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004.  During the second quarter of fiscal 2005, sportswear sales were up 28.9% in comparable stores and accessory and tie sales were up in the comparable stores 7.7% and 6.0%, respectively, as compared to the same respective periods of fiscal 2004.  For the first half of fiscal 2005 versus the same prior year period, sportswear sales increased 11.8% and dress shirts increased 11.4%.

For comparable stores, the average dollars per transaction remained consistent in the second quarter of fiscal 2005 with the second quarter in fiscal 2004.  Traffic (as measured by transactions) in comparable stores increased in the second quarter of fiscal 2005 and items per transaction also increased.  Beginning in fiscal 2005, comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	July 31, 2004		July 31, 2005		July 31, 2004		July 31, 2005
		Square		Square		Square		Square
	Stores*	Feet**	Stores*	Feet**	Stores*	Feet**	Stores*	Feet**

Stores open at the beginning of the period	218	1,095	275	1,341	210	1,062	269	1,318
Stores opened	11	44	8	31	20	82	14	54
Stores closed	—	—	(1)	(8)	(1)	(5)	(1)	(8)
Stores open at the end of the period	229	1,139	282	1,364	229	1,139	282	1,364

*excludes franchise stores

**square feet is gross square feet presented in thousands

Gross profit - Gross profit (net sales less cost of goods sold) represented 62.0% of net sales in the second quarter of fiscal 2005 compared with 59.9% of net sales in the second quarter of fiscal 2004.  For the first six months of fiscal 2005, gross profit represented 62.4% of net sales compared with 60.6% for the same period of fiscal 2004.  The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased, and increases in retail prices.  Gross profit margins increased in substantially all major product categories.

Sales and Marketing Expenses – Sales and marketing expenses consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising, display and marketing expenses.  These expenses increased by $8.7 million and $17.4 million in the second quarter and first six months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004.  The increase in sales and marketing expenses is from the 54 stores which opened since the end of the second quarter of fiscal 2004, plus the incremental increase in expense in the 14 stores opened throughout the first half of fiscal 2005, was $6.3 million and $12.4 million in the second quarter and six months ended July 30, 2005, respectively.  Sales and marketing expenses in the stores which were open prior to fiscal 2004 were $1.6 million and $3.8 million higher in the second quarter and six months ended July 30, 2005, respectively, than in the same periods in fiscal 2004 primarily as a result of higher sales commissions on higher sales and increased occupancy costs and advertising costs. In addition, direct marketing sales and marketing expenses increased $0.6 million and $1.0 million, respectively, in the three and six months ended July 30, 2005, as compared to the same respective periods of fiscal 2004.  These expense increases related to direct marketing resulted primarily from increased sales and higher catalog circulation.

The Company expects sales and marketing expenses to increase in fiscal 2005 primarily as a result of a) opening approximately 60 new stores, b) the full year operation of stores that were opened during fiscal 2004, and c) an increase in advertising expenditures.

General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll and overhead costs and distribution center costs, increased $0.6 million and $1.2 million in the second quarter and first six months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004.  The increases were due to higher distribution center occupancy costs and other expenses related to business expansion.  G&A for the second quarter of fiscal 2004 included a loss contingency in the amount of $0.5 million that was paid in the third quarter of fiscal 2004.  Continued growth in the stores and the direct marketing segments may result in further increases in G&A expenses.

Store Opening Costs – Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training, and setup of new stores, decreased $0.2 million to $0.1 million in the second quarter of fiscal 2005 from $0.3 million for the same period of fiscal 2004.  For the first six months of fiscal 2005, store opening costs decreased $0.3 million from $0.5 million in the prior fiscal year.  These reductions were the result of fewer new stores opening and planned reductions of advertising for new stores in the each of the second quarter and first six months of fiscal 2005, as compared to the same periods in fiscal 2004.

Interest Expense, net – Interest expense decreased $0.1 million and $0.2 million in the second quarter and first six months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004.  The decrease was due primarily to lower borrowing levels partially offset by higher interest rates.  Average revolver loan borrowings decreased $18.4 million to $8.1 million in the second quarter of fiscal 2005 compared with $26.5 for the same period of fiscal 2004.  The average interest rate was 6.05% for the second quarter of fiscal 2005 compared with 3.05% for the same period of fiscal 2004.

Income Taxes – The first half of fiscal 2005 effective income tax rate decreased slightly to 41.1% compared with 41.8% in the first half of fiscal 2004, reflecting greater leverage of the nondeductible items.  During the first quarter of 2005 the Company adopted the retail method of accounting for inventory for tax purposes, which resulted in an increase in deferred taxes of $8.3 million.  The impact on the Company’s tax position as reflected in the second quarter fiscal 2005 balance sheet was to decrease taxes currently payable and increase deferred tax liabilities.

Liquidity and Capital Resources –  The Company maintains a bank credit agreement (the “Credit Agreement”), which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount which may be borrowed to $125 million if requested prior to April 30, 2006, if needed and if supported by its borrowing base formula under the Credit Agreement. The Credit Agreement also includes a) financial covenants concerning minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of dividends to shareholders. EBITDA, as defined by the Credit Agreement, shall not be less than $27.5 million and the bank may set a higher minimum EBITDA for future periods based on 85% of the Company’s performance projections.  The financial covenants are in effect only if the Company’s availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during fiscal 2005. As of July 30, 2005, the Company was in compliance with all loan covenants. Interest rates under the Credit Agreement are either at the prime rate or at LIBOR plus 1.25%, which are variable rates and are the same basis as the rates that existed for the same period of fiscal 2004. Additionally, the agreement includes provisions for a seasonal over-advance.  The Company also has $6.0 million of term debt.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $85.5 million at July 30, 2005 compared with $74.6 million at January 29, 2005.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 31, 2004	July 30, 2005

Cash provided by (used in):
Operating activities	$7,248	$(1,619)
Investing activities	(8,553)	(11,880)
Financing activities	1,214	13,146
Net decrease in cash and cash equivalents	$(91)	$(353)

Cash used by the Company’s operating activities in the first half of fiscal 2005 increased primarily due to higher expenditures for inventory compared with the same period of 2004.  Cash used for purchase of additional inventory was $44.6 million for the first half of fiscal 2005 compared with $0.8 million for the first half of 2004.  Inventories have increased as a result of a) 23% increase in the number of stores and b) expansion of core items for the fall season.  This cash used for the purchase of inventory was partially offset by $8.3 million of cash tax payments deferred by the change to the retail method of accounting for inventory for tax purposes. Cash used in investing activities in the first half of 2005 relates primarily to capital expenditures for new stores.  Cash provided by financing activities relates primarily to a net $13.0 million borrowed under the Company’s revolving loan under the Credit Agreement and $0.6 million from the proceeds of the exercise of stock options.  Also, the Company used $0.5 million of cash for the repayment of long-term debt.  Proceeds from financing activities were primarily used to fund new store openings and the purchase of additional inventory (finished goods and raw materials).

For fiscal 2005, the Company expects to spend approximately $35 million on capital expenditures, primarily to fund the opening of approximately 60 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The Company spent $11.9 million on capital expenditures in the first half of fiscal 2005.  Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2005.  The capital expenditures include the cost of the construction of leasehold improvements for new stores, of which approximately $12 million is expected to be reimbursed through landlord contributions.  These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors.  For the stores opened in fiscal 2004, the Company negotiated approximately $12.6 million of landlord contributions, of which approximately $11.0 million have been collected, including approximately $5.9 million, which was collected in the first half of fiscal 2005. The remaining $1.6 million is expected to be collected in fiscal 2005.  For the stores opened in the first half of fiscal 2005, the Company negotiated approximately $2.4 million of landlord contributions, which is expected to be received by the end of fiscal 2005.

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its bank credit facility as discussed below.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for fiscal 2005, including amounts paid in the first two quarters of fiscal 2005.

	Payments Due by Fiscal Year
	(in thousands)
	2005	2006-2008	2009-2010	Beyond 2010	Total

Long-term debt	$917	$16,152	$1,317	$1,475	$19,861
Operating leases (a)	33,452	103,991	58,446	89,697	285,586
Stand-by Letter-of-credit (b)	400	—	—	—	400
Purchase Commitment (c)	361	—	—	—	361
Scheduled Interest Payments (d)	1,025	2,570	333	413	4,341
License Agreement	150	495	330	—	975

(a)    Includes various lease agreements for stores to be opened and equipment placed in service subsequent to July 30, 2005.  See Note 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

(d)    These scheduled interest payments consist of interest payments on the outstanding long term debt.  For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of July 30, 2005.  For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on July 30, 2005.  The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

Additional Information

The bank which provides credit card services to the Company has informed the Company of claims arising from the allegedly improper storage of credit card data. The Company estimates the potential liability arising from such claims to be approximately $285 thousand and has accrued this amount in the second quarter of fiscal 2005 in accordance with SFAS No. 5.  The Company does not anticipate that any further claims in this matter would have a material adverse effect on the business, net assets or financial position of the Company.

The Company’s statements concerning future operations contained herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those forecasted due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition.  Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the market price of key raw materials such as wool and cotton, availability of lease sites for new stores, the ability to source product from its global supplier base and other competitive factors.  Other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.  These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and assumes no obligation to update any of the forward-looking statements. These risks should be carefully reviewed before making any investment decision.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

At July 30, 2005, the Company had no derivative financial instruments.  In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

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

Management has evaluated, with the participation of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures as of July 30, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2005.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:

a)    The 2005 annual meeting of shareholders of the Company was held on June 24, 2005.

b)    David A. Preiser and Robert N. Wildrick were elected directors at the meeting.  Andrew A. Giordano, Gary S. Gladstein and William E. Herron continued in their respective terms of office as directors.

c)     The matters voted upon at the meeting and the votes were as follows:

1.     Election of Directors(a)

	For	Withheld
David A. Preiser	11,844,537	715,092

	For	Withheld
Robert N. Wildrick	8,367,041	4,192,588

2.     Ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending January 28, 2006(b).

For	Against	Abstaining
12,375,597	176,879	7,153

(a)   There were no abstentions or broker non-votes in the election of directors.

(b)   There were no broker non-votes in the ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending January 28, 2006.

Item 6.   Exhibits

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2005	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman
David E. Ullman
Chief Financial Officer