Form 10-Q
period 2005-10-29
BANK JOS A CLOTHIERS INC /DE/
filed 2005-12-05
CIK 920033

United States
Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2005.

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 1, 2005
Common Stock, $.01 par value	13,716,546

Jos. A. Bank Clothiers, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
	(As Restated, See Note 3)		(As Restated, See Note 3)
Net sales	$82,634	$105,639	$244,557	$300,802
Cost of goods sold	34,094	42,167	97,871	115,539
Gross Profit	48,540	63,472	146,686	185,263
Operating expenses:
Sales and marketing	34,616	43,269	97,544	123,643
General and administrative	8,436	11,468	27,273	31,487
Store opening costs	346	189	846	408
Total operating expenses	43,398	54,926	125,663	155,538
Operating income	5,142	8,546	21,023	29,725
Interest expense, net	449	637	1,363	1,302
Income before provision for income taxes	4,693	7,909	19,660	28,423
Provision for income taxes	1,491	3,257	7,755	11,695
Net income	$3,202	$4,652	$11,905	$16,728
Earnings per share:
Net income per share:
Basic	$0.24	$0.34	$0.89	$1.23
Diluted	$0.22	$0.32	$0.84	$1.16
Weighted average shares outstanding:
Basic	13,395	13,681	13,324	13,573
Diluted	14,285	14,460	14,231	14,394

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	January 29, 2005	October 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,425	$1,532
Accounts receivable, net	4,798	8,047
Inventories:
Raw materials	8,550	8,490
Finished goods	119,143	182,142
Total inventories	127,693	190,632
Prepaid expenses and other current assets	11,892	11,534
Deferred income taxes	893	—
Total current assets	146,701	211,745
NONCURRENT ASSETS:
Property, plant and equipment, net	83,621	97,728
Other noncurrent assets	1,508	572
Total assets	$231,830	$310,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,133	$37,631
Accrued expenses	37,505	43,176
Current portion of long-term debt	917	948
Deferred tax liability—current	—	6,893
Total current liabilities	78,555	88,648
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	5,942	49,778
Noncurrent lease obligations	30,318	32,768
Deferred tax liability—noncurrent	1,753	1,639
Other noncurrent liabilities	938	1,112
Total liabilities	117,506	173,945
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	124	127
Additional paid-in capital	67,594	72,639
Retained earnings	51,664	68,392
	119,382	141,158
Treasury stock	(5,058)	(5,058)
Total stockholders’ equity	114,324	136,100
Total liabilities and stockholders’ equity	$231,830	$310,045

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 30, 2004	October 29, 2005
	(As Restated, See Note 3)
Cash flows from operating activities:
Net income	$11,905	$16,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in deferred income taxes	678	7,672
Depreciation and amortization	7,497	9,460
Loss on disposals of plant and equipment	—	24
Income tax benefit from exercise of stock options	—	3,749
Net increase in operating working capital and other	(12,168)	(64,636)
Net cash provided by (used in) operating activities	7,912	(27,003)
Cash flows from investing activities:
Capital expenditures	(21,781)	(18,056)
Proceeds from disposal of assets	851	—
Net cash used in investing activities	(20,930)	(18,056)
Cash flows from financing activities:
Borrowings under long-term Credit Agreement	75,377	92,731
Repayments under long-term Credit Agreement	(62,374)	(48,186)
Repayment of other long-term debt	(2,181)	(678)
Net proceeds from issuance of common stock	2,573	1,299
Net cash provided by financing activities	13,395	45,166
Net increase in cash and cash equivalents	377	107
Cash and cash equivalents—beginning of period	875	1,425
Cash and cash equivalents—end of period	$1,252	$1,532

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Inventories—The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected sale of each product. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.

Vendor Rebates—The Company receives credits from vendors in connection with inventory purchases. The credits are separately negotiated with each vendor. Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of purchases when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened. There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits. The credits described in a) above are recorded as a reduction to inventories in the Condensed Consolidated Balance Sheet as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened. In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

Landlord Contributions—Landlord contributions are accounted for as an increase to noncurrent lease obligations and as an increase to prepaid and other current assets until collected. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.

Stock Option Plan—To account for its fixed-plan stock options, the Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” issued in March 2000. Under this method, compensation expense is recorded on the date of grant only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant. There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended October 30, 2004 and October 29, 2005. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each quarter and compensation expense had been recorded:

	Three Months Ended		Nine Months Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
	(As Restated, See Note 3)		(As Restated, See Note 3)
Net income as reported	$3,202	$4,652	$11,905	$16,728
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	252	46	478	180
Pro forma net income	$2,950	$4,606	$11,427	$16,548
Pro forma basic net income per common share	$0.22	$0.34	$0.86	$1.22
Pro forma diluted net income per common share	$0.21	$0.32	$0.80	$1.15

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the nine months ended October 29, 2005. For the three months ended October 29, 2005, there were no stock options granted. As of October 29, 2005, all of the Company’s outstanding stock options were vested.

	Three Months Ended		Nine Months Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
		(no options granted)
Risk free interest rate	2.9% - 3.2%	—	2.9% - 3.2%	3.88%
Expected volatility	49% - 50%	—	49% - 50%	34%
Expected life	3 Years	—	3 Years	3 Years
Contractual life	1 – 10 Years	—	1 – 10 Years	1 – 10 Years
Expected dividend yield	—%	—	—%	—%
Fair value of options granted	$8.81 - $10.04	—	$8.81 - $10.04	$32.86
# of options granted	29.6	—	29.6	29.1

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the notes to their financial statements. As stated above, the Company has chosen to disclose the pro forma effect in the notes to its financial statements until SFAS 123(R) becomes effective for the Company. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used continues to be available, but we have not yet completed our assessment of the alternatives. SFAS 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending February 2, 2007 (“fiscal 2006”). Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in their footnotes. The Company has not yet determined which transition option it will select.

Reclassifications—Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended October 30, 2004 have been reclassified in order to conform to the October 29, 2005 presentation.

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

Amortization of Leasehold Improvements—In order to comply with GAAP regarding amortization of leasehold improvements discussed in the SEC Letter, the Company revised the straight-line rent schedules for thirteen of its stores to achieve consistency with the corresponding leasehold amortization schedules.

Rent Holidays—In the SEC Letter, the SEC staff reiterated that GAAP requires rent holidays in an operating lease to be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period). In periods prior to fiscal 2005, the Company generally recognized the straight-line expense for a lease beginning on the date the store opened, which was generally the date the lease term commenced in accordance with the lease. The period during which the store was being constructed was excluded from the straight-line rent schedule because the construction period was not considered to be part of the lease term in accordance with the lease. Based on our re-evaluation, the Company concluded that the construction period should be included in the straight-line rent schedule.

As a result of the correction to its rent schedules, the Company restated the Condensed Consolidated Financial Statements for periods prior to fiscal 2005, including the three and nine months ended October 30, 2004. The foregoing corrections are inclusive of the immaterial changes resulting from the modification of the rent schedules to achieve consistency with the corresponding leasehold amortization schedules, as set forth above.

Landlord Contributions—Leasehold improvement incentives provided by a landlord to the Company were previously recorded by the Company as a reduction of the property, plant and equipment account on its balance sheet and amortized as a reduction to depreciation expense in its income statement. However, GAAP requires that such incentives be recorded as deferred rent and amortized as reductions to lease expense. As a result, the Company’s property, plant and equipment asset account and deferred rent liability account for the periods prior to fiscal 2005 were increased which resulted in increases to cash flows provided by operating activities and cash flows used for investing activities in equal amounts. Accordingly, the Company restated the Condensed Consolidated Financial Statements for such prior periods, including the three and nine months ended October 30, 2004. These landlord contributions are amortized over the life of the lease as a reduction to rent expense.

The impact of the restatement on the Condensed Consolidated Balance Sheet as of October 30, 2004 was an increase in the total property, plant and equipment account of $20,329 and an increase in the deferred rent liability account of $22,659. The restatement also had a cumulative decrease on retained earnings of $1,421 and an increase to deferred income taxes of $909 as of October 30, 2004. The restatement did not have any impact on our previously reported sales or comparable store sales or on our compliance with any financial covenant under our line of credit facility or other debt instruments. For the three and nine months ended October 30, 2004, the impact of the restatement was a decrease in reported net income of $212 and $373, respectively, and a decrease in reported diluted earnings per share of $0.02 for each period.

The following is a summary of the significant effects of the restatement on the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 30, 2004.

Condensed Consolidated Statements of Income

	Three Months Ended October 30, 2004			Nine Months Ended October 30, 2004
	As Reported Previously	Adjustments	As Restated	As Reported Previously	Adjustments	As Restated
NET SALES	$82,634	$—	$82,634	$244,557	$—	$244,557
Cost of goods sold	34,094	—	34,094	97,871	—	97,871
GROSS PROFIT	48,540	—	48,540	146,686	—	146,686
OPERATING EXPENSES:
Sales and marketing	34,266	350	34,616	96,928	616	97,544
General and administrative	8,436	—	8,436	27,273	—	27,273
Store opening costs	346	—	346	846	—	846
Total operating expenses	43,048	350	43,398	125,047	616	125,663
OPERATING INCOME	5,492	(350)	5,142	21,639	(616)	21,023
Interest expense, net	449	—	449	1,363	—	1,363
Income before provision for income taxes	5,043	(350)	4,693	20,276	(616)	19,660
Provision for income taxes	1,629	(138)	1,491	7,998	(243)	7,755
NET INCOME	$3,414	$(212)	$3,202	$12,278	$(373)	$11,905
EARNINGS PER SHARE
Net Income per share:
Basic	$0.25	$(0.01)	$0.24	$0.92	$(0.03)	$0.89
Diluted	$0.24	$(0.02)	$0.22	$0.86	$(0.02)	$0.84
Weighted average shares outstanding
Basic	13,395	—	13,395	13,324	—	13,324
Diluted	14,285	—	14,285	14,231	—	14,231

Condensed Consolidated Balance Sheet

	October 30, 2004
	As Reported Previously	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,252	$—	$1,252
Accounts receivable, net	6,059	—	6,059
Inventories:
Raw materials	7,727	—	7,727
Finished goods	123,764	—	123,764
Total inventories	131,491	—	131,491
Prepaid expenses and other current assets	15,837	—	15,837
Deferred income taxes	—	—	—
Total current assets	154,639	—	154,639
NONCURRENT ASSETS:
Property, plant and equipment, net	56,027	20,329	76,356
Other noncurrent assets	1,043	—	1,043
Deferred income taxes	1,791	909	2,700
Total assets	$213,500	$21,238	$234,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,687	$—	$29,687
Accrued expenses and other	32,447	—	32,447
Current portion of long-term debt	912	—	912
Deferred tax liability—current	2,332	—	2,332
Total current liabilities	65,378	—	65,378
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	39,773	—	39,773
Noncurrent lease obligations	5,996	22,659	28,655
Deferred tax liability—noncurrent	—	—	—
Total liabilities	111,147	22,659	133,806
STOCKHOLDERS’ EQUITY:
Common stock	124	—	124
Additional paid-in capital	66,778	—	66,778
Retained earnings	40,509	(1,421)	39,088
Treasury stock	(5,058)	—	(5,058)
Total stockholders’ equity	102,353	(1,421)	100,932
Total liabilities and stockholders’ equity	$213,500	$21,238	$234,738

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended October 30, 2004
	As Reported Previously	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,278	$(373)	$11,905
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	921	(243)	678
Depreciation and amortization	5,867	1,630	7,497
Net (increase) decrease in operating working capital	(19,988)	7,820	(12,168)
Net cash provided by (used in) operating activities	(922)	8,834	7,912
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Capital expenditures	(12,947)	(8,834)	(21,781)
Proceeds from disposal of assets	851	—	851
Net cash used in investing activities	(12,096)	(8,834)	(20,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	75,377	—	75,377
Repayment of borrowings under revolving loan agreement	(62,374)	—	(62,374)
Repayment of other long-term debt	(2,181)	—	(2,181)
Net proceeds from issuance of common stock	2,573	—	2,573
Net cash provided by financing activities	13,395	—	13,395
Net increase in cash and cash equivalents	377	—	377
CASH AND CASH EQUIVALENTS, beginning of period	875	—	875
CASH AND CASH EQUIVALENTS, end of period	$1,252	$—	$1,252

4.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating working capital and other components consist of the following:

	Nine Months Ended
	October 30, 2004	October 29, 2005
	(As Restated, See Note 3)
Increase in accounts receivable	$(1,858)	$(3,249)
Increase in inventories	(10,703)	(62,939)
(Increase) decrease in prepaids and other assets	(5,322)	1,294
Increase (decrease) in accounts payable	939	(2,502)
Increase (decrease) in accrued expenses and other liabilities	(3,044)	310
Increase in noncurrent lease liabilities	7,820	2,450
Net increase in operating working capital and other	$(12,168)	$(64,636)

Interest and Income Taxes Paid:

	Nine Months Ended
	October 30, 2004	October 29, 2005
Interest and income taxes paid were as follows:
Interest paid	$1,440	$1,012
Income taxes paid	$12,896	$4,609

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

	Three Months Ended		Nine Months Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
Weighted average shares outstanding for basic	13,395	13,681	13,324	13,573
Dilutive effect of stock options	890	779	907	821
Weighted average shares outstanding for diluted	14,285	14,460	14,231	14,394

The Company uses the treasury method for calculating the dilutive effect of stock options. There were no anti-dilutive options as of October 30, 2004 and October 29, 2005.

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

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes. The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the stores segment, the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them. The direct marketing customer receives a catalog in his or her home and/or office and/or visits our web page via the Internet and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following table:

Three months ended October 29, 2005

	Stores	Direct Marketing	Other	Total
Net sales(a)	$92,836	$9,662	$3,141	$105,639
Depreciation and amortization	2,590	17	568	3,175
Operating income (loss)(b)	17,164	3,221	(11,839)	8,546
Capital expenditures(d)	5,730	4	442	6,176

Three months ended October 30, 2004 (as restated)

	Stores	Direct Marketing	Other	Total
Net sales(a)	$72,011	$7,883	$2,740	$82,634
Depreciation and amortization	2,271	17	305	2,593
Operating income (loss)(b)	11,841	2,216	(8,915)	5,142
Capital expenditures(d)	11,553	5	819	12,377

Nine Months ended October 29, 2005

	Stores	Direct Marketing	Other	Total
Net sales(a)	$263,644	$28,838	$8,320	$300,802
Depreciation and amortization	7,822	52	1,586	9,460
Operating income (loss)(b)	53,122	10,013	(33,410)	29,725
Identifiable assets(c)	253,046	37,899	19,100	310,045
Capital expenditures(d)	16,488	13	1,555	18,056

Nine Months ended October 30, 2004 (as restated)

	Stores	Direct Marketing	Other	Total
Net sales(a)	$214,009	$23,241	$7,307	$244,557
Depreciation and amortization	6,255	51	1,191	7,497
Operating income (loss)(b)	41,653	7,215	(27,845)	21,023
Identifiable assets(c)	196,803	24,686	13,249	234,738
Capital expenditures(d)	20,613	18	1,150	21,781

(a)           Direct Marketing net sales represent catalog and Internet sales including catalog orders placed in stores. Net sales from operating segments below the quantitative thresholds for determining reportable segments are attributable primarily to factory stores, franchise stores and regional tailor shops. None of these operating segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)          Operating income for each of the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the “Other” segment), interest and income taxes. Total Operating income represents profit before interest and income taxes.

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

(d)          Capital expenditures include cash paid for property, plant and equipment for the reportable segment.

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

The bank that provides credit card services to the Company has informed the Company of claims arising from the allegedly improper storage of credit card data. The Company estimates the potential liability arising from such claims to be approximately $285 and accrued this amount in the second quarter of fiscal 2005 in accordance with SFAS No. 5. The Company does not anticipate that any further claims in this matter would have a material adverse effect on the business, net assets or financial position of the Company.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Form 10-Q and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

The financial information for fiscal 2004 included in this Item 2 has been restated to reflect the correction of the Company’s historic practices of accounting for lease transactions as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 and Note 3 to this Form 10-Q.

Overview—For the third quarter of the Company’s fiscal year ending January 28, 2006 (“fiscal 2005”), the Company’s net income increased to $4.7 million compared with net income of $3.2 million for the third quarter of the Company’s fiscal year ended January 29, 2005 (“fiscal 2004”). The Company earned $0.32 per diluted share in the third quarter of fiscal 2005 compared with $0.22 per diluted share in the third quarter of fiscal 2004. As such, diluted earnings per share increased 45% compared with the prior year period. The increased earnings were primarily attributable to:

•       27.8% increase in the fiscal third quarter net sales, with increases in both the store and direct marketing (catalog and Internet) segments;

•       Over 140 basis point increase in gross profit margins; and

•       The opening of 56 new stores since the end of the third quarter of fiscal 2004.

Management believes that the Company’s chain of retail stores can grow to approximately 500 stores from the current base of over 300 stores. The Company plans to open approximately 53 to 57 stores in fiscal 2005 as part of its plan to grow the chain to the 500 store level. The Company opened 39 stores in the first three quarters of fiscal 2005 and expects to open the remaining stores in the last quarter of the year. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”). In the past five years, the Company has continued to increase the number of stores as infrastructure and performance has improved. As such, there were ten new stores opened in fiscal 2000 (including two factory stores), 21 new stores in the year ended February 2, 2002 (“fiscal 2001”), 25 new stores in the year ended February 1, 2003 (“fiscal 2002”), 50 new stores in the year ended January 31, 2004 (“fiscal 2003”) and 60 new stores in fiscal 2004.

Capital expenditures are expected to be approximately $33 million in fiscal 2005, primarily to fund the opening of 53 to 57 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements for new stores, of which approximately $10 million is expected to be reimbursed through landlord contributions.

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

Critical accounting policies and estimates—In preparing the Condensed Consolidated Financial Statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of this and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2004.

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

To calculate the estimated market value, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units. The Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Substantially all units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase. The Company’s costs in excess of selling price, plus the cost of disposal in its factory stores, were $0.6 million for the first nine months of fiscal 2005 and $1.1 million in each of fiscal 2003 and 2004. The inventory component of these costs is recorded in cost of goods sold, whereas the related costs of disposal are recorded as selling and marketing expenses. If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation.   Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. There were no asset valuation charges recorded for the three and nine month periods ended October 30, 2004 and October 29, 2005.

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

While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could differ from the estimates. Although no assurances can be given, management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations.

Results of Operations

The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005
	(As Restated)		(As Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.3	39.9	40.0	38.4
Gross profit	58.7	60.1	60.0	61.6
Sales and marketing expenses	41.9	41.0	39.9	41.1
General and administrative expenses	10.2	10.9	11.2	10.5
Store opening costs	0.4	0.2	0.3	0.1
Operating income	6.2	8.1	8.6	9.9
Interest expense, net	0.5	0.6	0.6	0.4
Income before provision for income taxes	5.7	7.5	8.0	9.4
Provision for income taxes	1.8	3.1	3.2	3.9
Net income	3.9	4.4	4.9	5.6

Net Sales—Net sales increased 27.8% to $105.6 million in the third quarter of fiscal 2005 compared with $82.6 million in the third quarter of fiscal 2004. Net sales for the first nine months of fiscal 2005 increased 23.0% to $300.8 million, compared with $244.6 million in the first nine months of fiscal 2004. The sales increase was primarily related to increases in store sales (including new stores as shown below) and in direct marketing sales. Comparable store sales increased 14.1% and 7.7% in the third quarter and first nine months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004. During the third quarter and first nine months of fiscal 2005, sportswear led all major product categories in comparable store sales increases as compared to the same periods in fiscal 2004. In addition, all other major product categories generated comparable store sales increases over the same periods in fiscal 2004.

In comparable stores, traffic (as measured by transactions) and items per transaction increased in the third quarter of fiscal 2005, while average dollars per transaction increased slightly as compared with the same prior year period. These trends were driven primarily by aggressive promotional activity that was set in place for September 2005 to offset the potential negative impact of hurricanes that affected the country during that month. As of the start of fiscal 2005, comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months.

The following table summarizes store opening and closing activity during the respective fiscal periods.

	Three Months Ended				Nine Months Ended
	October 30, 2004		October 29, 2005		October 30, 2004		October 29, 2005
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the period	229	1,139	282	1,364	210	1,062	269	1,318
Stores opened	23	98	25	96	43	180	39	150
Stores closed	—	—	—	—	(1)	(5)	(1)	(8)
Stores open at the end of the period	252	1,237	307	1,460	252	1,237	307	1,460

*                    Squarefeet is gross square feet presented in thousands and excludes franchise stores

Gross Profit—Gross profit (net sales less cost of goods sold) represented 60.1% of net sales in the third quarter of fiscal 2005 compared with 58.7% of net sales in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, gross profit represented 61.6% of net sales compared with 60.0% for the same period of fiscal 2004. The increased gross profit percentage is primarily due to the continued improvement in sourcing of merchandise, thus reducing the cost of items purchased, and increases in retail prices. Gross profit margins increased in substantially all major product categories.

Sales and Marketing Expenses—Sales and marketing expenses consist primarily of a) full-line store, factory store and direct marketing, occupancy, payroll, selling and other variable costs and b) total Company advertising, display and marketing expenses. These expenses increased by $8.7 million and $26.1 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004. The increase in sales and marketing expenses relates in part to higher aggregate expenditures relating to the 60 new stores opened in fiscal 2004, which together with the expenditures relating to the 38 (net) stores opened throughout the first nine months of fiscal 2005, was $6.4 million and $18.7 million higher in the third quarter and nine months ended October 29, 2005, respectively. Sales and marketing expenses for stores that were open prior to fiscal 2004 were higher by $1.9 million and $5.7 million in the third quarter and nine months ended October 29, 2005, respectively, than in the same periods in fiscal 2004, primarily as a result of higher sales commissions on higher sales and increased occupancy and advertising costs. In addition, direct marketing sales and marketing expenses increased $0.4 million and $1.6 million, respectively, in the three and nine months ended October 29, 2005, as compared to the same respective periods of fiscal 2004. These expense increases related to direct marketing resulted primarily from increased Internet sales commissions and other variable costs related to higher sales and higher catalog circulation.

The Company expects sales and marketing expenses to increase in the fourth quarter of fiscal 2005 as compared with the same period of fiscal 2004, primarily as a result of a) opening approximately 53 to 57 new stores in fiscal year 2005, b) higher aggregate expenditures relating to the 60 new stores opened in fiscal 2004, and c) an increase in planned advertising expenditures.

General and Administrative Expenses—General and administrative expenses (“G&A”), which consist primarily of corporate payroll and overhead costs and distribution center costs, increased $3.0 million and $4.2 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004. The increases were due to higher payroll costs, including incentive compensation, distribution center occupancy costs and other expenses related to business expansion. Continued growth in the stores and the direct marketing segments may result in further increases in G&A expenses.

Store Opening Costs—Store opening costs, which include the initial promotional advertising costs as well as other start-up costs such as travel for recruitment, training, and setup of new stores, decreased $0.1 million to $0.2 million in the third quarter of fiscal 2005 from $0.3 million for the same period of fiscal 2004. For the first nine months of fiscal 2005, store opening costs decreased $0.4 million from $0.8 million in the prior fiscal year. These reductions were the result of fewer new stores opening and planned reductions of advertising for new stores in each of the third quarter and first nine months of fiscal 2005, as compared to the same periods in fiscal 2004.

Interest Expense, net—Interest expense, net, increased $0.2 million in the third quarter of fiscal 2005 and decreased $0.1 million in the first nine months of fiscal 2005, respectively, as compared to the same respective periods of fiscal 2004. The increase in the third quarter was a result of a higher average interest rate and larger average balances outstanding under the Company’s bank credit facility than the same prior year quarter. The decrease in the first nine months of fiscal 2005 was due primarily to lower average balances outstanding under the Company’s bank credit facility, partially offset by higher interest rates. Average revolver loan borrowings increased $2.8 million to $30.5 million in the third quarter of fiscal 2005 compared with $27.7 for the same period of fiscal 2004. Average revolver loan borrowings for the first nine months of fiscal 2005 decreased $7.8 million to $19.3 million as compared with $27.1 million in the prior year period.

Income Taxes—The effective income tax rate for the nine months ended October 29, 2005 was 41.2% compared with 39.4% for the nine months ended October 30, 2004. The income tax rate for the first nine months of fiscal 2004 was lower due to a reduction of previously recorded income tax liabilities settled or otherwise resolved in the third quarter of fiscal 2004 of approximately $0.4 million. During the first quarter of 2005, the Company adopted the retail method of accounting for inventory for tax purposes, which resulted in an increase in deferred taxes of $8.3 million. The impact on the Company’s tax position was to decrease taxes currently payable and increase deferred tax liabilities.

Liquidity and Capital Resources—The Company funds its operations and meets its capital expenditure requirements primarily through cash generated from operations and borrowings under its bank credit agreement (the “Credit Agreement”). At October 29, 2005, the Company had $1.5 million in cash and cash equivalents and net accounts receivable of $8.0 million, which represents an increase of $3.2 million from its net accounts receivable balance at January 29, 2005. Net accounts receivable primarily represents funds due from credit card companies for sales occurring near month-end and receivables from franchisees. The Company’s Credit Agreement provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount which may be borrowed to $125 million if requested prior to April 30, 2006, if needed and if supported by its borrowing base formula under the Credit Agreement. The Credit Agreement also includes a) financial covenants concerning minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), b) limitations on capital expenditures and additional indebtedness and c) a restriction on the payment of cash dividends to shareholders. EBITDA, as defined by the Credit Agreement, may not be less than $27.5 million and the bank may set a higher minimum EBITDA for future periods based on 85% of the Company’s performance projections. The financial covenants are triggered only if the Company’s availability in excess of outstanding borrowings is less than $7.5 million. The Company does not believe its availability in excess of borrowings will be less than $7.5 million during fiscal 2005. As of October 29, 2005, the Company was in compliance with all loan covenants. Interest rates under the Credit Agreement are either at the prime rate or at LIBOR plus 1.25%, which are variable rates and are the same basis as the rates that existed for the same period of fiscal 2004. The agreement also includes provisions for a seasonal over-advance.

The Company also has $5.8 million of term debt outstanding as of October 29, 2005.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $55.1 million at October 29, 2005 compared with $74.6 million at January 29, 2005.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 30, 2004	October 29, 2005
Cash provided by (used in):
Operating activities	$7,912	$(27,003)
Investing activities	(20,930)	(18,056)
Financing activities	13,395	45,166
Net increase in cash and cash equivalents	$377	$107

Cash used in the Company’s operating activities in the first nine months of fiscal 2005 increased primarily due to significantly higher purchases of inventory compared with the same period of fiscal 2004. Cash used for purchases of inventory was $62.9 million for the first nine months of fiscal 2005 compared with $10.7 million for the first nine months of fiscal 2004. Inventories have increased as a result of a) 22% increase in the number of stores and b) expansion of core items for the fall season. This cash used for the purchase of inventory was partially offset by the deferral of $7.7 million of cash tax payments resulting from the change to the retail method of accounting for inventory for tax purposes. Cash used in investing activities in the first nine months of fiscal 2005 relates primarily to capital expenditures for building out new stores. Cash provided by financing activities for the first nine months of fiscal 2005 relates primarily to a net $44.5 million borrowed under the Company’s revolving loan under the Credit Agreement and $1.3 million from the proceeds of the exercise of stock options. Also, the Company used $0.7 million of cash for the repayment of long-term debt. Proceeds from financing activities were primarily used to fund new store openings and the purchase of additional inventory.

For the 2005 fiscal year, the Company expects to make approximately $33 million of capital expenditures, primarily to fund the opening of approximately 53 to 57 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives, of which a portion will be paid in fiscal 2006. The Company paid for approximately $18.1 million of capital expenditures in the first nine months of fiscal 2005. Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through fiscal 2006. The capital expenditures include the cost of the construction of leasehold improvements for new stores, of which approximately $10 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened in fiscal 2004, the Company negotiated approximately $12.6 million of landlord contributions, of which approximately $11.6 million have been collected, including approximately $6.5 million which was collected in the first nine months of fiscal 2005. The remaining $1.0 million is expected to be collected in last quarter of fiscal 2005. For the stores opened in the first nine months of fiscal 2005, the Company negotiated approximately $6.8 million of landlord contributions, of which $2.7 million was received in the first nine months of fiscal 2005 and the remainder is expected to be received within the next twelve months.

Off-Balance Sheet Arrangements—The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its bank credit facility as discussed below.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for fiscal 2005, including amounts paid in the first three quarters of fiscal 2005.

	Payments Due by Fiscal Year
	(in thousands)
	2005	2006-2008	2009-2010	Beyond 2010	Total
Long-term debt	$917	$47,695	$1,317	$1,475	$51,404
Operating leases(a)	33,479	105,863	59,597	91,635	290,574
Stand-by Letter-of-credit(b)	400	—	—	—	400
Purchase Commitment(c)	361	—	—	—	361
Scheduled Interest Payments(d)	2,015	6,931	333	134	9,413
License Agreement	150	495	330	—	975

(a)           Includes various lease agreements for stores to be opened and equipment placed in service subsequent to October 29, 2005. See Note 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

(d)          These scheduled interest payments consist of interest payments on the outstanding long-term debt. For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of October 29, 2005. For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on October 29, 2005. The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

Additional Information

The bank that provides credit card services to the Company has informed the Company of claims arising from the allegedly improper storage of credit card data. The Company estimates the potential liability arising from such claims to be approximately $285,000 and has accrued this amount in the second quarter of fiscal 2005 in accordance with SFAS No. 5. The Company does not anticipate that any further claims in this matter would have a material adverse effect on the business, net assets or financial position of the Company.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At October 29, 2005, the Company had no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR.

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

Disclosure Controls and Procedures   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated, with the participation of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures as of October 29, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 29, 2005.

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

Date: December 5, 2005	JOS. A. BANK CLOTHIERS, INC.
(Registrant)
/s/ DAVID E. ULLMAN
David E. Ullman
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

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