Form 10-Q
period 2006-04-29
BANK JOS A CLOTHIERS INC /DE/
filed 2006-06-07
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006.

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-23874

Jos. A. Bank Clothiers, Inc.
(Exact name of registrant as specified in its charter)
Delaware	36-3189198
(State incorporation)	(I.R.S. Employer
Identification
Number)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  [X]       No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer  [   ]            Accelerated filer  [X]            Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [   ]       No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 31, 2006

Common Stock, $.01 par value	17,997,082

PART I.		FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Unaudited Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended

	April 30, 2005	April 29, 2006

Net sales	$96,575	$113,665

Cost of goods sold	35,962	43,914

Gross profit	60,613	69,751

Operating expenses:
Sales and marketing	39,576	47,032
General and administrative	9,179	12,200
Store opening costs	76	84

Total operating expenses	48,831	59,316

Operating income	11,782	10,435

Interest expense, net	324	321

Income before provision for income taxes	11,458	10,114
Provision for income taxes	4,721	4,253

Net income	$6,737	$5,861

Earnings per share:
Net income:
Basic	$0.40	$0.33
Diluted	$0.38	$0.32
Weighted average shares outstanding:
Basic	16,839	17,884
Diluted	17,901	18,347

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	January 28, 2006	April 29, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,344	$852
Accounts receivable, net	6,455	7,918
Inventories:
Raw materials	7,574	10,337
Finished goods	169,068	173,668

Total inventories	176,642	184,005
Prepaid expenses and other current assets	12,852	16,028
Prepaid income taxes	—	6,020

Total current assets	203,293	214,823

NONCURRENT ASSETS:
Property, plant and equipment, net	100,973	102,023
Other noncurrent assets	566	566

Total assets	$304,832	$317,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,678	$35,168
Accrued expenses	52,480	41,432
Current portion of long-term debt	971	987
Deferred tax liability – current	10,954	10,954

Total current liabilities	107,083	88,541

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	4,826	17,410
Noncurrent lease obligations	35,007	35,183
Deferred tax liability – noncurrent	2,697	2,910
Other noncurrent liabilities	1,419	1,527

Total liabilities	151,032	145,571

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock	173	179
Additional paid-in capital	66,757	78,931
Retained earnings	86,870	92,731

Total stockholders’ equity	153,800	171,841

Total liabilities and stockholders’ equity	$304,832	$317,412

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended

	April 30, 2005	April 29, 2006

Cash flows from operating activities:
Net income	$6,737	$5,861
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,079	3,686
Loss on disposals of plant and equipment	3	3
Increase in deferred tax liability	8,269	213
Income tax benefit from exercise of stock options	952	-
Net increase in operating working capital and other components	(23,194)	(35,099)

Net cash used in operating activities	(4,154)	(25,336)

Cash flows from investing activities:
Capital expenditures	(5,133)	(5,936)

Net cash used in investing activities	(5,133)	(5,936)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	24,719	25,978
Repayments under long-term Credit Agreement	(14,719)	(13,542)
Proceeds from long-term debt	-	400
Repayment of other long-term debt	(217)	(236)
Income tax benefit from exercise of stock options	-	5,134
Net proceeds from exercise of stock options	216	7,046

Net cash provided by financing activities	9,999	24,780

Net increase (decrease) in cash and cash equivalents	712	(6,492)

Cash and cash equivalents – beginning of period	1,425	7,344

Cash and cash equivalents – end of period	$2,137	$852

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in Thousands Except Per Share Amounts and the Number of Stores, or as Otherwise Noted)

1.	BASIS OF PRESENTATION

Jos. A. Bank Clothiers, Inc. (the “Company”) is a nationwide retailer of classic men’s apparel through conventional retail stores and catalog and Internet direct marketing. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (“fiscal 2005”).

Reclassifications - Certain amounts for the three months ended April 30, 2005 have been reclassified to conform with the presentation in the three months ended April 29, 2006. The Company reclassified certain advertising costs between sales and marketing expense and store opening costs in the accompanying unaudited Condensed Consolidated Statements of Income.

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

Recently Issued Accounting Standards – In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the first quarter of fiscal year ending February 3, 2007 (“fiscal 2006”) had no effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in the first quarter of fiscal 2006 had no effect on the Company’s consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expenses, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 had no effect on the Company’s consolidated financial statements.

3	.	SUPPLEMENTAL CASH FLOW DISCLOSURE

		The net change in operating working capital and other components consist of the following:

			Three Months Ended

			April 30, 2005	April 29, 2006

		Increase in accounts receivable	$(4,282)	$(1,463)
		Increase in inventories	(16,921)	(7,363)
		Increase in prepaids and other assets	(766)	(9,196)
		Increase (decrease) in accounts payable	2,591	(7,510)
		Decrease in accrued expenses and other liabilities	(3,816)	(9,567)

		Net increase in operating working capital and other	$(23,194)	$(35,099)

		Interest and income taxes paid were as follows:
			Three Months Ended

			April 30, 2005	April 29, 2006

		Interest paid	$251	$291
		Income taxes paid	$96	$15,488

4	.	INCENTIVE STOCK OPTION PLAN

		Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined for issuance of up to 2,238 shares of common stock in the aggregate, of which all had been granted as of the end of fiscal 2004. On September 14, 1999, the Company adopted an Incentive Plan (“the 1999 Plan”) which provides for the issuance of up to 1,406 shares of common stock in the aggregate, of which all had been granted as of January 29, 2005. In March 2002, the Company adopted an Incentive Plan (the “2002 Plan”) which provides for issuance of up to 937 shares of common stock in the aggregate, of which all had been granted as of January 28, 2006. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan, 1999 Plan and the 2002 Plan were fully vested as of January 28, 2006.

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

Changes in options outstanding were as follows:

	Three Months Ended

	April 30, 2005		April 29, 2006

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,758	$8.22	1,334	$10.34
Granted	36	$26.29	—	$—
Exercised	(89)	$2.40	(713)	$9.88
Canceled	—	$—	—	$—

Outstanding at end of the period	1,705	$8.91	621	$10.88

Weighted Average Life Remaining	7.1 years		6.6 years

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of the fiscal 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying condensed consolidated balance sheet and statement of income, at and for the three months ended April 29, 2006. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted.

SFAS 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. For the three months ended April 30, 2005 and April 29, 2006, tax benefits realized from stock option exercises totaled $952 and $5,134, respectively.

Prior to fiscal 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148. To account for its fixed-plan stock options, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued in March 2000. Under this method, compensation expense is recorded on the date of grant only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant. There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three month periods ended April 30, 2005 and April 29, 2006. SFAS 123, as amended by SFAS 148, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 prior to adoption of SFAS 123R, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in the three months ended April 30, 2005 and compensation expense had been recorded:

Three Months Ended
April 30, 2005

Net income as reported	$6,737

Deduct total stock-based employee compensation expense
determined under fair-value-based method for all awards,
net of tax	80

Pro forma net income	$6,657

Pro forma basic net income per common share	$0.40

Pro forma diluted net income per common share	$0.37

		The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the first fiscal quarter ended April 30, 2005. For the fiscal quarter ended April 29, 2006, there were no stock options granted.

			Three Months Ended
			April 30, 2005

		Risk free interest rate	3.88%
		Expected volatility	34%
		Expected life	3 years
		Contractual life	10 years
		Expected dividend yield	0.0%
		Fair value of options granted	$26.29
		# of Options granted	36

5	.	EARNINGS PER SHARE

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

			Three Months Ended

			April 30, 2005	April 29, 2006

		Weighted average shares outstanding for basic EPS	16,839	17,884

		Dilutive effect of common stock equivalents	1,062	463

		Weighted average shares outstanding for diluted EPS	17,901	18,347

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were anti-dilutive options to purchase 24 shares of common stock as of April 30, 2005, which were excluded from common stock equivalents, and no anti-dilutive options as of April 29, 2006.

6.	SEGMENT REPORTING

The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company owned stores excluding factory stores. The Direct Marketing segment includes all sales through catalog and Internet. While each segment offers to the customer a similar mix of goods, the Stores segment also provides complete alterations and the Direct Marketing segment only provides certain alterations.

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes.

The Company’s segments are strategic business units that offer and deliver similar products to the retail customer by two distinctively different methods. In Stores, typical customers travel to stores and purchase men’s clothing and/or alterations and take their purchases with them. The Direct Marketing customers receive catalogs in their homes and/or offices and/or visit our web page via the Internet and place orders by phone, mail, fax or online. The merchandise is then shipped to the customers. Segment data is presented in the following table:

Three months ended April 29, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$99,433	$11,710	$2,522	$113,665
Depreciation and amortization	3,099	18	569	3,686
Operating income (b)	18,422	4,764	(12,751)	10,435
Identifiable assets (c)	260,999	40,404	16,009	317,412
Capital expenditures (d)	5,477	-	459	5,936

Three months ended April 30, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$84,682	$9,319	$2,574	$96,575
Depreciation and amortization	2,568	17	494	3,079
Operating income (b)	18,676	3,387	(10,281)	11,782
Identifiable assets (c)	201,893	23,454	30,322	255,669
Capital expenditures (d)	5,004	-	129	5,133

	(a)	Direct Marketing net sales represent catalog and Internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

	(b)	Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the “Other” segment), interest and income taxes.Total operating income represents profit before interest and income taxes.

	(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in Other are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segments.

	(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

7.	COMMON STOCK DIVIDENDS

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

9.	SUBSEQUENT EVENT – LOAN AMENDMENT

Subsequent to April 29, 2006, the Company entered into an agreement to amend its credit facility with its bank (the “Credit Agreement”). The amendment to the Credit Agreement extends the facility’s term to April 2010, has a more favorable borrowing base formula and reduces the variable interest rates and unused credit line fees. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the amendment allows the Company an option to increase the amount borrowed to $125 million, if requested by April 30, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. Interest rates under the Credit Agreement are either at the prime rate plus or minus an amount, or at LIBOR plus an amount, that is determined based on the Company’s availability in excess of borrowings. The average interest rate was 7.1% for the three months ended April 29, 2006. The loan covenants under the Credit Agreement remain unchanged. As of April 29, 2006, the Company was in compliance with all loan covenants.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Overview - For the first quarter of the Company’s fiscal 2006, the Company’s net income was $5.9 million compared with net income of $6.7 million for the first quarter of the Company’s fiscal 2005. The Company earned $0.32 per diluted share in the first quarter of fiscal 2006 compared with $0.38 per diluted share in the first quarter of fiscal 2005. As such, diluted earnings per share decreased 16% as compared with the prior year period. The results of the first quarter of fiscal 2006 were primarily driven by:

  17.7% increase in net sales with increases in both the Stores and Direct Marketing (catalog and Internet) segments;
  140 basis point decrease in gross profit margins;
  70 basis point increase in store employee payroll as a percentage of net sales;
  $3.0 million increase in general and administrative expenses related to higher employee compensation and benefits (including medical costs) and professional fees; and
  The opening of 57 new stores since the end of the first quarter of fiscal 2005.

The decreased earnings in the first quarter of fiscal 2006 follow an increase of 27% in earnings per share in the first quarter of fiscal 2005, as compared with the first quarter of the fiscal year ended January 29, 2005 (“fiscal 2004”).

Management believes that the chain can grow to approximately 500 stores from the fiscal 2005 year-end base of 324 stores. The Company plans to open at least 50 stores in fiscal 2006 as part of its plan to grow the chain to the 500 store level, including seven stores opened in the first quarter of fiscal 2006. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”). In the past six years, the Company has continued to increase its number of stores as infrastructure and performance has improved. As such, there were 10 new stores opened in fiscal 2000 (including two factory stores), 21 new stores opened in the year ended February 2, 2002, 25 new stores opened in the year ended February 1, 2003, 50 new stores opened in the year ended January 31, 2004, 60 new stores opened in fiscal 2004 and 56 new stores opened in fiscal 2005.

Capital expenditures are expected to be approximately $25 – $30 million in fiscal 2006, primarily to fund the opening of at least 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores of which approximately $8 – $10 million is expected to be reimbursed through landlord contributions. The Company also expects inventories to increase in fiscal 2006 to support new store openings, sales growth in existing segments and other initiatives.

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

Critical Accounting Policies and Estimates - In preparing the Condensed Consolidated Financial Statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. In each of fiscal years 2004 and 2005, as well as for the three months ended April 30, 2005 and April 29, 2006, there have been no asset valuation charges.

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

	Percentage of Net Sales
	Three Months Ended

	April 30, 2005	April 29, 2006

Net sales	100.0%	100.0%
Cost of goods sold	37.2	38.6
Gross profit	62.8	61.4
General and administrative expenses	9.5	10.7
Sales and marketing expenses	41.0	41.4
Store opening costs	0.1	0.1
Operating income	12.2	9.2
Interest expense, net	0.3	0.3
Income before provision for income taxes	11.9	8.9
Provision for income taxes	4.9	3.7
Net income	7.0	5.2

Net Sales - Net sales increased 17.7% or $17.1 million to $113.7 million in the first quarter of fiscal 2006 as compared with $96.6 million in the first quarter of fiscal 2005. The sales increase was primarily related to a 17.5% increase in Stores sales (including a 4.7% increase in comparable store sales) and a 25.0% increase in Direct Marketing sales. The sales increases were primarily due to increases in sales of dress shirts, sportswear and accessories. While sales of luxury Signature and Signature Gold suits increased in comparable stores in the first quarter of fiscal 2006, total suit sales declined in comparable stores.

For comparable stores, traffic (as measured by transactions) increased in first quarter of fiscal 2006, as compared with the first quarter in fiscal 2005. The average dollars per transaction decreased in the first quarter of fiscal 2006, while items per transaction increased slightly, as compared to the same period in fiscal 2005.

The following table summarizes store opening and closing activity during the respective periods.

		Three Months Ended

	April 30, 2005		April 29, 2006

		Square		Square
	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the quarter	269	1,318	324	1,543
Stores opened	6	23	7	23
Stores closed	-	-	-	-

Stores open at the end of the quarter	275	1,341	331	1,566

*square feet is presented in thousands and excludes the square footage of franchise stores

Gross profit - Gross profit (net sales less cost of goods sold) totaled $69.8 million or 61.4% of net sales in the first quarter of fiscal 2006, as compared with $60.6 million or 62.8% of net sales in the first quarter of fiscal 2005. The decreased gross profit percentage is primarily due to increased sales of promotional fall products during the first quarter of fiscal 2006, with lower sales of the year-round core products. Sales of the new spring products were consistent with the comparable prior year quarter.

Sales and Marketing Expenses – Sales and marketing expenses, which consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $47.0 million or 41.4% of sales in the first quarter of fiscal 2006 from $39.6 million or 41.0% of sales in the first quarter of fiscal 2005. The $7.5 million increase in sales and marketing expenses relates primarily to the opening of 57 new stores since the end of the first quarter of fiscal 2005 and consists of a) $3.2 million additional occupancy costs, b) $3.4 million of additional store employee compensation costs, and c) $0.9 million of additional other variable selling costs. The Company expects sales and marketing expenses to increase in fiscal 2006 primarily as a result of opening at least 50 new stores, the full year operation of stores that were opened during fiscal 2005, and an increase in advertising expenditures.

General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs and overhead and distribution center costs, increased to $12.2 million or 10.7% of sales in the first quarter of fiscal 2006 from $9.2 million or 9.5% of sales in the first quarter of fiscal 2005. The increases were primarily due to increases in employee compensation and benefits (including medical costs) and higher professional fees, as compared with the first quarter of fiscal 2005. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.

Store Opening Costs – Store opening costs, which include start-up costs such as travel for recruitment, training, and setup of new stores, increased slightly to $0.1 million in the first quarter of fiscal 2006 as compared with the same period in fiscal 2005. The costs were consistent each quarter because the Company opened the same number of Company-owned stores in both fiscal quarterly periods. The Company opened one franchise store in the first quarter of fiscal 2006.

Interest Expense, net – Interest expense decreased slightly to $0.3 million in the first quarter of fiscal 2006 as compared with the same period in fiscal 2005. The decrease was due primarily to lower borrowing levels partially offset by higher interest rates. Average revolver loan borrowings decreased $2.4 million to $3.8 million in the first quarter of fiscal 2006 as compared with $6.2 million for the same period in fiscal 2005. The average interest rate (excluding unused line fees) was 7.1% for the first quarter of fiscal 2006 compared with 4.6% for the same period in fiscal 2005.

Income Taxes – The effective income tax rate for the first quarter of fiscal 2006 increased to 42.1% as compared with 41.2% in the first quarter of fiscal 2005. The income tax rate was higher primarily due to a $0.1 million increase in unsettled income tax matters.

Liquidity and Capital Resources - The Company maintains a bank credit agreement, which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. Subsequent to April 29, 2006, the Company entered into an agreement to amend its credit facility with its bank (the “Credit Agreement”). The amendment to the Credit Agreement extends the facility’s term to April 2010, has a more favorable borrowing base formula and reduces the variable interest rates and unused credit line fees. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the amendment allows the Company an option to increase the amount borrowed to $125 million, if requested by April 30, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. Interest rates under the Credit Agreement are either at the prime rate plus or minus an amount, or at LIBOR plus an amount, that is determined based on the Company’s availability in excess of borrowings. The average interest rate was 7.1% for the three months ended April 29, 2006. The loan covenants under the Credit Agreement remain unchanged and as of April 29, 2006, the Company was in compliance with all loan covenants. The borrowings under the Credit Agreement totaled $12.4 million as of April 29, 2006. The Company also has $6.0 million of term debt to be repaid.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $87.2 million at April 29, 2006 compared with $99.6 million at January 28, 2006.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended

	April 30,	April 29,
	2005	2006

Cash (used in) provided by:
Operating activities	$(4,154)	$(25,336)
Investing activities	(5,133)	(5,936)
Financing activities	9,999	24,780

Net increase (decrease) in cash and cash equivalents	$712	$(6,492)

Cash used in the Company’s operating activities in the first quarter of fiscal 2006 increased primarily due to higher expenditures for inventory ($7.4 million net inventory increase), cash outlays for a reduction of accounts payable ($7.5 million) and a reduction of accrued expenses ($9.9 million), which primarily consisted of accrued income taxes payable of $5.5 million and $3.9 million of accrued incentive compensation. Additionally, there were increases in prepaid expenses, which primarily included an increase in prepaid taxes of $6.0 million and a $3.6 million increase in store prepaid rents (due to timing of rent payments), and increases in credit card accounts receivable, primarily due to higher sales near the end of the quarter as compared with the previous quarter. Cash used in investing activities in the first quarter of 2006 relates primarily to capital expenditures for new stores. Cash provided by financing activities relates primarily to net borrowings of $12.4 million from the Company’s revolving loan under the Credit Agreement, $12.2 million in net proceeds from the exercise of stock options (including the related tax benefits) and $0.4 million of proceeds from long-term debt. Also, the Company used $0.2 million for the repayment of long-term debt.

For fiscal 2006, the Company expects to spend approximately $25 – $30 million on capital expenditures, primarily to fund the opening of at least 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The Company spent $5.9 million on capital expenditures in the first quarter of fiscal 2006. Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2006. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores, of which approximately $8 – $10 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened in fiscal 2005, the Company negotiated approximately $10.2 million of landlord contributions of which approximately $5.5 million have been collected, including approximately $1.6 million which was collected in the first quarter of fiscal 2006. The remaining amount is expected to be received in fiscal 2006. For the stores opened in the first quarter of fiscal 2006, the Company negotiated approximately $1.1 million of landlord contributions, which is expected to be received by the end of fiscal 2006.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of fiscal 2006, including amounts paid in the first quarter of fiscal 2006.

		Payments Due by Fiscal Year

			(in thousands)
				Beyond
	2006	2007-2009	2010-2011	2011	Total

Long-term debt	$ 971	$ 15,256	$ 1,604	$ 802	$ 18,633
Operating leases (a)	39,591	111,697	63,261	79,139	293,688
Stand-by Letter-of-credit (b)	—	400	—	—	400
Scheduled Interest Payments (c)	1,544	2,207	235	240	4,226
License Agreement	165	495	165	—	825

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to April 29, 2006. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

(b)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(c)	These scheduled interest payments consist of interest payments on the outstanding long term debt. For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of April 29, 2006. For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on April 29, 2006. The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

Cautionary Statement

This Quarterly Report on Form 10-Q includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, fashion trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of lease sites for new stores, the ability to source product from its global supplier base and other factors as described under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part II of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

At April 29, 2006, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate less an amount, or a spread over the LIBOR.

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

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management has evaluated, with the participation of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) of the Exchange Act) as of April 29, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2006.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of 13a-15 of the Exchange Act that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 6.      Exhibits

      Exhibits

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2006	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman

David E. Ullman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Exhibit Index

Exhibits

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.