Form 10-Q
period 2006-07-29
BANK JOS A CLOTHIERS INC /DE/
filed 2006-09-07
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2006.

or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-23874

Jos. A. Bank Clothiers, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State incorporation)	(I.R.S. Employer
Identification
Number)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [_]	Accelerated filer [x]	Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [_]    No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 1, 2006

Common Stock, $.01 par value	18,015,826

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Unaudited Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006

Net sales	$98,588	$119,098	$195,163	$232,763
Cost of goods sold	37,410	44,799	73,372	88,713

Gross Profit	61,178	74,299	121,791	144,050

Operating expenses:
Sales and marketing	40,834	49,481	80,431	96,513
General and administrative	10,840	12,455	20,019	24,655
Store opening costs	107	64	162	148

Total operating expenses	51,781	62,000	100,612	121,316

Operating income	9,397	12,299	21,179	22,734

Interest expense, net	341	247	665	568

Income before provision for income taxes	9,056	12,052	20,514	22,166
Provision for income taxes	3,717	5,079	8,438	9,332

Net income	$5,339	$6,973	$12,076	$12,834

Earnings per share:
Net income per share:
Basic	$0.31	$0.39	$0.71	$0.72
Diluted	$0.30	$0.38	$0.67	$0.70
Weighted average shares outstanding:
Basic	16,960	18,001	16,900	17,942
Diluted	18,001	18,339	17,951	18,343

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	January 28, 2006	July 29, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,344	$1,325
Accounts receivable, net	6,455	7,372
Inventories:
Raw materials	7,574	11,059
Finished goods	169,068	181,412

Total inventories	176,642	192,471
Prepaid expenses and other current assets	12,852	11,510
Prepaid income taxes	—	1,716

Total current assets	203,293	214,394

NONCURRENT ASSETS:
Property, plant and equipment, net	100,973	106,536
Other noncurrent assets	566	615

Total assets	$304,832	$321,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,678	$40,165
Accrued expenses	52,480	44,165
Current portion of long-term debt	971	1,002
Deferred tax liability – current	10,954	10,960

Total current liabilities	107,083	96,292

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	4,826	5,679
Noncurrent lease obligations	35,007	36,284
Deferred tax liability – noncurrent	2,697	3,079
Other noncurrent liabilities	1,419	1,527

Total liabilities	151,032	142,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	173	179
Additional paid-in capital	66,757	78,801
Retained earnings	86,870	99,704

Total stockholders’ equity	153,800	178,684

Total liabilities and stockholders’ equity	$304,832	$321,545

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended

	July 30, 2005	July 29, 2006

Cash flows from operating activities:
Net income	$12,076	$12,834
Adjustments to reconcile net income to net cash used in operating activities:
Increase in deferred income taxes	7,923	388
Depreciation and amortization	6,285	7,542
Loss on disposals of plant and equipment	24	14
Income tax benefit from exercise of stock options	2,702	—
Net increase in operating working capital and other components	(30,629)	(26,832)

Net cash used in operating activities	(1,619)	(6,054)

Cash flows from investing activities:
Capital expenditures	(11,880)	(12,899)

Net cash used in investing activities	(11,880)	(12,899)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	42,379	7,747
Repayments under long-term Credit Agreement	(29,376)	(6,785)
Income tax benefit from exercise of stock options	—	4,964
Proceeds from issuance of long-term debt	—	400
Repayment of other long-term debt	(457)	(478)
Net proceeds from exercise of stock options	600	7,086

Net cash provided by financing activities	13,146	12,934

Net decrease in cash and cash equivalents	(353)	(6,019)

Cash and cash equivalents – beginning of period	1,425	7,344

Cash and cash equivalents – end of period	$1,072	$1,325

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

Reclassifications - Certain amounts for the three and six months ended July 30, 2005 have been reclassified to conform with the presentation in the three and six months ended July 29, 2006. The Company reclassified certain advertising costs between sales and marketing expense and store opening costs in the accompanying unaudited Condensed Consolidated Statements of Income.

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

Recently Issued Accounting Standards – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of

FASB Statement No. 109, “Accounting for Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In June 2006, the FASB Emerging Issues Task Force ratified EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company is currently evaluating the impact, if any, that EITF No. 06-3 will have on its financial statements.

In October 2005, the FASB issued FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the first quarter of fiscal year ending February 3, 2007 (“fiscal 2006”) had no effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in the first and second quarters of fiscal 2006 had no effect on the Company’s consolidated financial statements.

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

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating working capital and other components consist of the following:

	Six Months Ended

	July 30, 2005	July 29, 2006

Increase in accounts receivable	$(655)	$(917)
Increase in inventories	(44,561)	(15,829)
(Increase) decrease in prepaids and other assets	1,053	(423)
Increase (decrease) in accounts payable	17,561	(2,513)
Decrease in accrued expenses and other liabilities	(4,611)	(8,535)
Increase in noncurrent lease liabilities and other noncurrent
liabilities	584	1,385

Net increase in operating working capital and other	$(30,629)	$(26,832)

Interest and Income Taxes Paid:
	Six Months Ended

	July 30, 2005	July 29, 2006

Interest and income taxes paid were as follows:
Interest paid	$613	$616
Income taxes paid	$1,712	$15,942

4.	INCENTIVE STOCK OPTION PLAN

Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined for issuance of up to 2,238 shares of common stock in the aggregate, of which all had been granted as of January 29, 2005 (“fiscal 2004”). On September 14, 1999, the Company adopted an Incentive Plan (“the 1999 Plan”) which provides for the issuance of up to 1,406 shares of common stock in the aggregate, of which all had been granted as of the end of fiscal 2004. In March 2002, the Company adopted an Incentive Plan (the “2002 Plan” and together with the 1994 Plan and the 1999 Plan, the “Plans”) which provides for issuance of up to 937 shares of common stock in the aggregate, of which all had been granted as of January 28, 2006. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan, 1999 Plan and the 2002 Plan were fully vested as of January 28, 2006.

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

Changes in options outstanding were as follows:

		Six Months Ended

	July 30, 2005		July 29, 2006

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,758	$8.22	1,334	$10.34
Granted	36	$26.29	—	$—
Exercised	(231)	$2.60	(732)	$9.68
Canceled	—	$—	—	$—

Outstanding at end of the period	1,563	$9.47	602	$11.15

Weighted Average Life Remaining	7.1 years		6.4 years

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of the fiscal 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying condensed consolidated balance sheet and statement of income, at and for the three and six months ended July 29, 2006. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted.

SFAS 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. For the six months ended July 30, 2005 and July 29, 2006, tax benefits realized from stock option exercises totaled $2,702 and $5,279, respectively.

Prior to fiscal 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148. To account for its fixed-plan stock options, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued in March 2000. Under this method, compensation expense is recorded on the date of grant only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued all options at the market price on the date of grant. There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended July 30, 2005 and July 29, 2006. SFAS 123, as amended by SFAS 148, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 prior to adoption of SFAS 123R, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in the three and six months ended July 30, 2005 and compensation expense had been recorded:

	Three Months Ended	Six Months Ended
	July 30, 2005	July 30, 2005

Net income as reported	$5,339	$12,076
Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax	54	134

Pro forma net income	$5,285	$11,942

Pro forma basic net income per common share	$0.31	$0.71

Pro forma diluted net income per common share	$0.29	$0.67

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the six months ended July 30, 2005. For the three and six months ended July 29, 2006, there were no stock options granted.

	Three Months Ended	Six Months Ended
	July 30, 2005	July 30, 2005

	(no options granted)
Risk free interest rate	—	3.88%
Expected volatility	—	34
Expected life	—	3 years
Contractual life	—	10 years
Expected dividend yield	—	0.0%
Fair value of options granted	—	$26.29
# of options granted	—	36

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

	Three Months Ended		Six Months Ended

	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006

Weighted average shares outstanding
for basic	16,960	18,001	16,900	17,942

Dilutive effect of stock options	1,041	338	1,051	401

Weighted average shares outstanding
for diluted	18,001	18,339	17,951	18,343

The Company uses the treasury method for calculating the dilutive effect of stock options. There were no anti-dilutive options as of July 30, 2005 and July 29, 2006.

6.	LOAN AMENDMENT

In the second quarter of fiscal 2006, the Company and its bank amended the credit agreement (as so amended, the “Credit Agreement”). The amendment extends the credit facility’s term to April 2010, establishes a more favorable Borrowing Base formula and reduces the variable interest rates and unused credit line fees. Except as otherwise described below, the maximum amount which may be borrowed under the credit facility is $100 million, even if the Borrowing Base will support a higher amount. Subject to certain limitations, the Company may increase the maximum amount to $125 million upon request made by April 30, 2008. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate was 6.6% for the three months ended July 29, 2006. The loan covenants under the Credit Agreement remain unchanged and as of July 29, 2006, the Company was in compliance with all loan covenants. The borrowings under the Credit Agreement totaled $1.0 million as of July 29, 2006.

7.	SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10- K for the fiscal year ended January 28, 2006. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to direct marketing), interest and income taxes. The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In stores the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them. The direct marketing customer receives a catalog in his or her home and/or office and/or visits our web page via the Internet and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following table:

Three months ended July 29, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$104,776	$11,642	$2,680	$119,098
Depreciation and amortization	3,261	18	577	3,856
Operating income (loss) (b)	20,794	4,485	(12,980)	12,299
Capital expenditures (d)	6,444	19	500	6,963

Three months ended July 30, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$86,126	$9,857	$2,605	$98,588
Depreciation and amortization	2,664	18	524	3,206
Operating income (loss) (b)	17,282	3,405	(11,290)	9,397
Capital expenditures (d)	5,755	9	984	6,748

Six Months ended July 29, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$204,209	$23,352	$5,202	$232,763
Depreciation and amortization	6,360	36	1,146	7,542
Operating income (loss) (b)	39,216	9,249	(25,731)	22,734
Identifiable assets (c)	264,436	41,478	15,828	321,742
Capital expenditures (d)	11,921	19	959	12,899

Six Months ended July 30, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$170,808	$19,176	$5,179	$195,163
Depreciation and amortization	5,232	35	1,018	6,285
Operating income (loss) (b)	35,958	6,792	(21,571)	21,179
Identifiable assets (c)	227,743	35,318	16,544	279,605
Capital expenditures (d)	10,758	9	1,113	11,880

(a)	Direct Marketing net sales represent catalog and Internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income for Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in the “Other” segment), interest and income taxes. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in Other are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, and inventories, which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

8.	COMMON STOCK DIVIDENDS

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

9.	COMMITMENTS AND CONTINGENCIES

On July 24, 2006, a lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Lefkoe Action”). The lawsuit purports to be a class action on behalf of purchasers of the Company's stock from January 5, 2006 through June 6, 2006. The lawsuit purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the time period described above. It seeks unspecified damages, costs, and attorneys' fees. The Company intends to defend the matter vigorously.

On August 3, 2006, a lawsuit substantially similar to the Lefkoe Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Lefkow Action and purports to assert the same claims and seek the same relief. The Company intends to defend the matter vigorously.

On August 14, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095- BEL (the “Hutton Action”). The lawsuit purports to be a shareholder derivative action. The lawsuit purports to make claims for various violations of state law that allegedly occurred from January 5, 2006 through the present. It seeks on behalf of the Company against the directors unspecified damages, costs, and attorneys’ fees. The defendants intend to defend the matter vigorously.

On August 28, 2006, a lawsuit substantially similar to the Hutton Action was filed in the United States District Court for the District of Maryland by Robert Kemp, Civil Action Number 1:06-cv-02232-BEL (the “Kemp Action”). The Kemp Action was filed against the same defendants as those in the Hutton Action and purports to assert substantially the same claims and seek substantially the same relief. The defendants intend to defend the matter vigorously.

The resolution of these legal matters noted above cannot be accurately predicted and there is no estimate of costs, if any. Accordingly, the Company has not recorded any provision for loss or expenses associated with these lawsuits.

As more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, two lawsuits were filed against the Company alleging unlawful wage payments and employment practices. The Company has entered into a Memorandum of Understanding which the Company expects will fully resolve the lawsuits. The Company anticipates court approval of the Memorandum of Understanding and completion of final documentation and therefore does not anticipate that resolution of the lawsuits will have a material adverse effect on the business, net assets or financial position of the Company. The estimated impact of the resolution of these lawsuits has been included in the results of the second quarter of fiscal 2006.

From time to time, other legal matters in which the Company may be named as a defendant arise in the normal course of the Company's business activities. The resolution of these legal matters against the Company cannot be accurately predicted. The Company does not anticipate that the outcome of such matters will have a material adverse effect on the business, net assets or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Overview - For the second quarter of the Company’s fiscal 2006, the Company’s net income was $7.0 million compared with net income of $5.3 million for the second quarter of the Company’s fiscal 2005. The Company earned $0.38 per diluted share in the second quarter of fiscal 2006 compared with $0.30 per diluted share in the second quarter of fiscal 2005. As such, diluted earnings per share increased 27% as compared with the prior year period. The results of the second quarter of fiscal 2006 were primarily driven by:

  20.8% increase in net sales with increases in both the Stores and Direct Marketing (catalog and Internet) segments;
  30 basis point increase in gross profit margins;
  40 basis point decrease in operating expenses as a percentage of net sales;
  The opening of 58 new stores since the end of the second quarter of fiscal 2005.

  Management believes that the chain can grow to approximately 500 stores. As of July 29, 2006, the Company had 340 stores opened. The Company plans to open approximately 50 stores in fiscal 2006 as part of its plan to grow the chain to the 500 store level, including 16 stores opened in the first half of fiscal 2006. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”). In the past six years, the Company has continued to increase its number of stores as infrastructure and performance has improved. As such, there were 10 new stores opened in fiscal 2000 (including two factory stores), 21 new stores opened in the year ended February 2, 2002, 25 new stores opened in the year ended February 1, 2003, 50 new stores opened in the year ended January 31, 2004, 60 new stores opened in fiscal 2004 and 56 new stores opened in fiscal 2005.

  Capital expenditures are expected to be approximately $25 – $30 million in fiscal 2006, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores of which approximately $8 – $10 million is expected to be reimbursed for stores opened in fiscal 2006 through landlord contributions. The Company also expects inventories to increase in fiscal 2006 to support new store openings and other initiatives.

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

To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units. The Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Many of the units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase. In fiscal 2004 and 2005, the Company’s costs in excess of selling price plus the cost of disposal in its factory stores was $1.1 million and $0.8 million, respectively. The inventory component of these costs is recorded in cost of goods sold whereas the related costs of disposal are recorded as selling and marketing expenses. The Company is experiencing similar results in fiscal 2006. If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. In each of fiscal years 2004 and 2005, as well as for the first two quarters of fiscal 2006, there have been no asset valuation charges.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended

	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.9	37.6	37.6	38.1
Gross profit	62.1	62.4	62.4	61.9
Sales and marketing expenses	41.4	41.5	41.2	41.5
General and administrative
expenses	11.0	10.5	10.3	10.6
Store opening costs	0.1	0.1	0.1	0.1
Operating income	9.5	10.3	10.9	9.8
Interest expense, net	0.3	0.2	0.3	0.2
Income before provision for income
taxes	9.2	10.1	10.5	9.5
Provision for income taxes	3.8	4.3	4.3	4.0
Net income	5.4	5.9	6.2	5.5

  Net Sales - Net sales increased 20.8% or $20.5 million to $119.1 million in the second quarter of fiscal 2006 as compared with $98.6 million in the second quarter of fiscal 2005. Net sales for the first six months of fiscal 2006 increased 19.3% to $232.8 million, compared with $195.2 million in the first six months of fiscal 2005. The sales increases were primarily related to increases in Store sales (including new stores) and in Direct Marketing sales. Comparable store sales increased 10.1% and 7.4% in the second quarter and first half of fiscal 2006, respectively, as compared to the same respective periods of fiscal 2005.

  In the second quarter of fiscal 2006, all major product lines in comparable stores had increases in sales over the same prior year quarter. Significant sales increases were achieved in dress shirts, sportswear and shoes. Also during the second quarter of fiscal 2006 sales of luxury Signature and Signature Gold suits increased over the same prior year period. Suit sales increased in comparable stores in the second quarter of fiscal 2006 over the same quarter of last year; however, sales of suits declined in comparable stores during the first six months of fiscal 2006 as compared to the same period of fiscal 2005.

  For comparable stores, traffic (as measured by transactions) increased in the second quarter and first six months of fiscal 2006, as compared with the second quarter and first six months of fiscal 2005. The average dollars per transaction decreased in the second quarter and first six months of fiscal 2006, while items per transaction increased slightly in both fiscal 2006 periods, as compared to the same periods in fiscal 2005.

  The following table summarizes store opening and closing activity during the respective periods.

		Three Months Ended				Six Months Ended

	July 30, 2005		July 29, 2006		July 30, 2005		July 29, 2006

		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the
beginning of the period	275	1,341	331	1,566	269	1,318	324	1,543
Stores opened	8	31	9	37	14	54	16	60
Stores closed	(1)	(8)	—	—	(1)	(8)	—	—

Stores open at the end of
the period	282	1,364	340	1,603	282	1,364	340	1,603

  *square feet is presented in thousands and excludes the square footage of franchise stores

  Gross profit - Gross profit (net sales less cost of goods sold) totaled $74.3 million or 62.4% of net sales in the second quarter of fiscal 2006, as compared with $61.2 million or 62.1% of net sales in the second quarter of fiscal 2005. The increased gross profit percentage was driven primarily by higher initial markups and an increase in the sales penetration of spring and summer merchandise. For the first six months of fiscal 2006, gross profit represented 61.9% of net sales compared with 62.4% for the same period of fiscal 2005. This decrease in gross profit is primarily due to increased sales of promotional fall products during the first quarter of fiscal 2006, with lower sales of the year-round core products.

  Sales and Marketing Expenses – Sales and marketing expenses consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses. These expenses increased by $8.6 million and $16.1 million in the second quarter and first six months of fiscal 2006, respectively, as compared to the same respective periods of fiscal 2005. The increase in sales and marketing expenses relates primarily to the opening of 58 new stores since the end of the second quarter of fiscal 2005 and consists of a) $3.7 million and $6.9 million, respectively, for the second quarter and first half of fiscal 2006 related to additional occupancy costs, b) $3.6 million and $6.9 million, respectively, for the second quarter and first half of fiscal 2006 related to additional store employee compensation costs, and c) $1.3 million and $2.3 million, respectively, for the second quarter and first half of fiscal 2006 related to additional other variable selling costs (relating primarily to increases in advertising of $0.5 million and $0.7 million in the second quarter and first half of fiscal 2006, respectively.) The Company expects sales and marketing expenses to continue to increase in the second half of fiscal 2006 as compared to the second half of fiscal 2005 primarily as a result of opening new stores, the full year operation of stores that were opened during fiscal 2005, and an increase in advertising expenditures.

  General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs and overhead and distribution center costs, increased $1.6 million and $4.6 million in the second quarter and first six months of fiscal 2006, respectively, as compared to the same respective periods of fiscal 2005. The increases for both periods were primarily due to increases in employee compensation and benefits (including incentive compensation increases of $0.5 million and $0.2 million, respectively, and medical cost increases), as compared with the comparable prior year periods. The G&A costs in the first six months of fiscal 2006 also increased compared to the same prior year period as a result of an increase in professional fees. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A in the second half of fiscal 2006.

  Store Opening Costs – Store opening costs, which include start-up costs such as travel for recruitment, training, and setup of new stores, decreased slightly to $0.1 million in the second quarter and first six months of fiscal 2006 as compared with the same periods in fiscal 2005.

  Interest Expense, net – Interest expense decreased $0.1 million in both the second quarter and the first six months of fiscal 2006, as compared to the same respective periods of fiscal 2005. The decreases were due primarily to lower borrowing levels partially offset by higher interest rates. Average revolver loan borrowings decreased $1.5 million and $1.9 million, respectively, for the second quarter and first half of fiscal 2006 as compared to second quarter and first six months of fiscal 2005. The average interest rate (excluding unused line fees) was 6.6% and 6.8%, respectively, for the second quarter and first half of fiscal 2006 compared with 6.1% and 6.0%, respectively for the same respective periods of fiscal 2005.

  Income Taxes – The effective income tax rate for the first half of fiscal 2006 increased to 42.1% as compared with 41.1% in the first half of fiscal 2005. The income tax rate was higher primarily due to a $0.3 million increase in unsettled income tax matters. The change in the deferred income taxes shown in the statement of cash flows relates to the initial impact in fiscal 2005 of switching to the retail inventory method for income taxes that does not reoccur in fiscal 2006 and for which examination by taxing authorities has not been concluded.

  Liquidity and Capital Resources - The Company maintains a credit facility under a bank credit agreement. The credit facility includes, among other things, a revolving loan, the borrowing limit under which is determined by a formula based on the Company’s inventories and accounts receivable (the "Borrowing Base"). In the second quarter of fiscal 2006, the Company and its bank amended the credit agreement (as so amended, the “Credit Agreement”). The amendment extends the credit facility’s term to April 2010, establishes a more favorable Borrowing Base formula and reduces the variable interest rates and unused credit line fees. Except as otherwise described below, the maximum amount which may be borrowed under the credit facility is $100 million, even if the Borrowing Base will support a higher amount. Subject to certain limitations, the Company may increase the maximum amount to $125 million upon request made by April 30, 2008. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate was 6.6% for the three months ended July 29, 2006. The loan covenants under the Credit Agreement remain unchanged and as of July 29, 2006, the Company was in compliance with all loan covenants. The borrowings under the Credit Agreement totaled $1.0 million as of July 29, 2006. The Company also has $5.7 million of term debt to be repaid.

  The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $98.6 million at July 29, 2006 compared with $99.6 million at January 28, 2006.

  The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended

	July 30, 2005	July 29, 2006

Cash provided by (used in):
Operating activities	$(1,619)	$(6,054)
Investing activities	(11,880)	(12,899)
Financing activities	13,146	12,934

Net decrease in cash and cash equivalents	$(353)	$(6,019)

  Cash used in the Company’s operating activities in the first half of fiscal 2006 increased primarily due to higher expenditures for inventory to support new store growth and other initiatives ($15.8 million net inventory increase), cash outlays for a reduction of accounts payable ($2.5 million) and a reduction of accrued expenses ($8.3 million) related primarily to the first quarter 2006 payment of incentive compensation and taxes that had been accrued at the end of fiscal 2005. Additionally, there were decreases in prepaid expenses ($1.3 million) and an increase in prepaid taxes ($1.7 million). Cash used in investing activities in the first half of 2006 relates primarily to capital expenditures for new and renovated stores. Cash provided by financing activities for the first half of fiscal 2006 relates primarily to net borrowings of $1.0 million from the Company’s revolving loan under the Credit Agreement, $12.1 million in net proceeds from the exercise of stock options (including the related tax benefits) and $0.4 million of proceeds from long-term debt. Also, the Company used $0.5 million for the repayment of long-term debt.

  Capital expenditures are expected to be approximately $25 – $30 million in fiscal 2006, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. During the six months ended July 29, 2006, $12.9 million has been spent on capital expenditures. Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2006. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores, of which approximately $8 – $10 million is expected to be reimbursed for stores opened in fiscal 2006 through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. Payments to contractors may be made in the year after the store is opened, pending approval of the lien waivers. For the stores opened in fiscal 2005, the Company negotiated approximately $10.2 million of landlord contributions of which approximately $8.6 million have been collected, including approximately $4.6 million which was collected in the first half of fiscal 2006. The remaining amount is expected to be received in fiscal 2006. For the stores opened in the second quarter and first half of fiscal 2006, the Company negotiated approximately $2.2 million and $3.2 million, respectively, of landlord contributions, which is expected to be received by the end of fiscal 2007.

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

  The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of fiscal 2006, including amounts paid in the first half of fiscal 2006.

		Payments Due by Fiscal Year

			(in thousands)
				Beyond
	2006	2007-2009	2010-2011	2011	Total

Long-term debt	$971	$2,820	$2,627	$801	$7,219
Operating leases (a)	39,854	117,969	68,064	90,281	316,168
Stand-by Letter-of-credit (b)	—	400	—	—	400
Scheduled Interest Payments (c)	891	1,837	235	240	3,203
License Agreement	165	495	165	—	825

  (a) Includes various lease agreements for stores to be opened and equipment placed in service subsequent to July 29, 2006. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

  (b) To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

  (c) These scheduled interest payments consist of interest payments on the outstanding long term debt. For borrowings under the Company’s revolving loan agreement, projected interest is calculated based on the outstanding principal balance as of July 29, 2006. For borrowings under the Company’s variable rate debt instruments (including the revolving loan agreement), interest is calculated based on the interest rates in effect on July 29, 2006. The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

  Cautionary Statement

  This Quarterly Report on Form 10-Q includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those anticipated due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, fashion trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of lease sites for new stores, the ability to source product from its global supplier base, ongoing litigations and other factors as described under the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part II of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  At July 29, 2006, there were no derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate plus or minus an amount, or a spread over the LIBOR.

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

  Management has evaluated, with the participation of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) of the Exchange Act) as of July 29, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2006.

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

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  On July 24, 2006, a lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Lefkoe Action”). The lawsuit purports to be a class action on behalf of purchasers of the company's stock from January 5, 2006 through June 6, 2006. The lawsuit purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the time period described above. It seeks unspecified damages, costs, and attorneys' fees. The Company intends to defend the matter vigorously.

  On August 3, 2006, a lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The lawsuit purports to be a class action on behalf of purchasers of the company's stock from January 5, 2006 through June 6, 2006. The lawsuit purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the time period described above. It seeks unspecified damages, costs, and attorneys' fees. The Company intends to defend the matter vigorously.

  On August 14, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purports to be a shareholder derivative action. The lawsuit purports to make claims for various violations of state law that allegedly occurred from January 5, 2006 through the present. It seeks on behalf of the Company against the directors unspecified damages, costs, and attorneys' fees. The defendants intend to defend the matter vigorously.

  On August 28, 2006, a lawsuit substantially similar to the Hutton Action was filed in the United States District Court for the District of Maryland by Robert Kemp, Civil Action Number 1:06-cv-02232-BEL (the "Kemp Action"). The Kemp Action was filed against the same defendants as those in the Hutton Action and purports to assert substantially the same claims and seek substantially the same relief. The defendants intend to defend the matter vigorously.

  The resolution of these legal matters noted above cannot be accurately predicted and there is no estimate of costs, if any. Accordingly, the Company has not recorded any provision for loss or expenses associated with these lawsuits.

  As more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, two lawsuits were filed against the Company alleging unlawful wage payments and employment practices. The Company has entered into a Memorandum of Understanding which the Company expects will fully resolve the lawsuits. The Company anticipates court approval of the Memorandum of Understanding and completion of final documentation and therefore does not anticipate that resolution of the lawsuits will have a material adverse effect on the business, net assets or financial position of the Company. The estimated impact of the resolution of these lawsuits has been included in the results of the second quarter of fiscal 2006.

  From time to time, other legal matters in which the Company may be named as a defendant arise in the normal course of the Company's business activities. Although the outcome of these lawsuits or other proceedings against the Company cannot be accurately predicted, the Company does not expect that any such liability will have a material adverse effect on the business, net assets or financial position of the Company.

  Item 1A. Risk Factors

  Litigation or legal proceedings could divert our management’s attention and could expose us to significant liabilities and thus negatively affect our financial results.

  In July and August 2006, two lawsuits alleging violations of federal securities laws were filed against the Company and its Chief Executive Officer. The complaints purport to be made on behalf of certain of the Company’s shareholders and allege, among other things, that the Company violated various provisions of the federal securities laws. In addition, in August 2006, two shareholder derivative lawsuits alleging violations of various state laws were filed against the Company and its directors. Although the Company intends to defend these matters vigorously, the Company is unable to predict the outcome of these matters. Litigations may result in a diversion of our management’s attention and resources. In addition, costs associated with these matters could adversely affect the Company’s financial condition and results of operations.

  In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed under the caption Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and the risks described in this report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. Except as described in this report, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.

  Item 4. Submission of Matters to a Vote of Security Holders

  The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:

a)	The 2006 annual meeting of shareholders of the Company was held on June 23, 2006.

b)	Andrew A. Giordano and William E. Herron were elected directors at the meeting. Gary S. Gladstein, David A. Preiser, Sidney Ritman and Robert N. Wildrick, continued in their respective terms of office as directors.

c)	The matters voted upon at the meeting and the votes were as follows:

1.	Election of Directors(a)
		For	Withheld

	Andrew A. Giordano	14,931,285	638,667

		For	Withheld

	William E. Herron	15,379,581	190,371

2.	Ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending
	February 3, 2007(b).

For	Against	Abstaining

15,252,624	310,620	6,708

3.	Approval of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 20 million shares to 45 million shares(b).

For	Against	Abstaining

12,782,295	2,776,946	10,711

(a)	There were no abstentions or broker non-votes in the election of directors.

(b)	There were no broker non-votes in the ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending February 3, 2007 or in the approval of the restatement of the certificate of incorporation to increase the number of authorized shares.

Item 6. Exhibits

Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2006	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman

David E. Ullman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

  Exhibit Index

  Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.