Form 10-Q/A
period 2006-05-29
BANK JOS A CLOTHIERS INC /DE/
filed 2006-09-15
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2006, as originally filed on September 7, 2006, is being filed solely to submit Exhibit 3.1 as an exhibit thereto, to amend the Exhibit Index included in Item 6 of Part II to modify the description of Exhibit 3.1, and to replace the Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The replacement Exhibits 32.1 and 32.2 contain the corrected quarter ended date July 29, 2006.

Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a).

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 15, 2006	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman

David E. Ullman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Exhibit Index

Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14(a).

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.