Form 10-Q
period 2006-10-28
BANK JOS A CLOTHIERS INC /DE/
filed 2006-12-07
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 1, 2006

Common Stock, $.01 par value	18,015,826

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Unaudited Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006

Net sales	$105,639	$119,511	$300,802	$352,274
Cost of goods sold	42,167	47,057	115,539	135,770

Gross Profit	63,472	72,454	185,263	216,504

Operating expenses:
Sales and marketing	43,294	50,620	123,728	147,133
General and administrative	11,468	12,599	31,487	37,254
Store opening costs	164	176	323	324

Total operating expenses	54,926	63,395	155,538	184,711

Operating income	8,546	9,059	29,725	31,793

Interest expense, net	637	418	1,302	986

Income before provision for income taxes	7,909	8,641	28,423	30,807
Provision for income taxes	3,257	3,133	11,695	12,465

Net income	$4,652	$5,508	$16,728	$18,342

Earnings per share:
Net income per share:
Basic	$0.27	$0.31	$0.99	$1.02
Diluted	$0.26	$0.30	$0.93	$1.00
Weighted average shares outstanding:
Basic	17,101	18,016	16,966	17,967
Diluted	18,075	18,330	17,993	18,339

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	January 28, 2006	October 28, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,344	$1,554
Accounts receivable, net	6,455	9,056
Inventories:
Raw materials	7,574	8,012
Finished goods	169,068	194,625

Total inventories	176,642	202,637
Prepaid expenses and other current assets	12,852	14,955
Prepaid income taxes	—	1,444

Total current assets	203,293	229,646

NONCURRENT ASSETS:
Property, plant and equipment, net	100,973	113,551
Other noncurrent assets	566	606

Total assets	$304,832	$343,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,678	$34,289
Accrued expenses	52,480	51,067
Current portion of long-term debt	971	1,020
Deferred tax liability – current	10,954	8,836

Total current liabilities	107,083	95,212

NONCURRENT LIABILITIES:
Long-term debt, net of current portion	4,826	21,117
Noncurrent lease obligations	35,007	39,386
Deferred tax liability – noncurrent	2,697	3,285
Other noncurrent liabilities	1,419	1,204

Total liabilities	151,032	160,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	173	179
Additional paid-in capital	66,757	78,208
Retained earnings	86,870	105,212

Total stockholders’ equity	153,800	183,599

Total liabilities and stockholders’ equity	$304,832	$343,803

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended

	October 29, 2005	October 28, 2006

Cash flows from operating activities:
Net income	$16,728	$18,342
Adjustments to reconcile net income to net cash used in operating activities:
Increase (decrease) in deferred income taxes	7,672	(1,530)
Depreciation and amortization	9,460	11,603
Loss on disposals of plant and equipment	24	30
Income tax benefit from exercise of stock options	3,749	—
Net increase in operating working capital and other components	(64,636)	(41,710)

Net cash used in operating activities	(27,003)	(13,265)

Cash flows from investing activities:
Capital expenditures	(18,056)	(20,322)

Net cash used in investing activities	(18,056)	(20,322)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	92,731	85,253
Repayments under long-term Credit Agreement	(48,186)	(68,595)
Income tax benefit from exercise of stock options	—	4,371
Proceeds from issuance of long-term debt	—	400
Repayment of other long-term debt	(678)	(718)
Net proceeds from exercise of stock options	1,299	7,086

Net cash provided by financing activities	45,166	27,797

Net increase (decrease) in cash and cash equivalents	107	(5,790)

Cash and cash equivalents – beginning of period	1,425	7,344

Cash and cash equivalents – end of period	$1,532	$1,554

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

Recently Issued Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize an asset for a plan’s over-funded status or a liability for a plan’s under-funded status, measure a plan’s assets and obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for the Company’s fiscal year ending February 3, 2007. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company’s fiscal year beginning February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the Company’s first fiscal period ending after November 15, 2006. The Company is currently assessing the impact, if any, of adopting SAB No. 108 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for the Company’s fiscal year beginning February 4, 2007. The Company is currently assessing the impact, if any, of FIN No. 48 on its consolidated financial statements.

In June 2006, the FASB Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus is effective for the Company’s fiscal year beginning February 4, 2007. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company currently conforms to a net presentation and is currently assessing the impact, if any, of EITF No. 06-3 on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE

The net change in operating working capital and other components consist of the following:

	Nine Months Ended

	October 29, 2005	October 28, 2006

Increase in accounts receivable	$(3,249)	$(2,601)
Increase in inventories	(62,939)	(25,995)
(Increase) decrease in prepaids and other assets	1,294	(3,587)
Decrease in accounts payable	(2,502)	(8,389)
Increase (decrease) in accrued expenses and other liabilities	310	(5,302)
Increase in noncurrent lease liabilities and other noncurrent liabilities	2,450	4,164

Net increase in operating working capital and other	$(64,636)	$(41,710)

Interest and Income Taxes Paid:

	Nine Months Ended

	October 29, 2005	October 28, 2006

Interest and income taxes paid were as follows:
Interest paid	$1,012	$876
Income taxes paid	$4,609	$21,225

4.	INCENTIVE STOCK OPTION PLAN

Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined, for issuance of up to 2,238 shares of common stock in the aggregate, of which all had been granted as of January 29, 2005 (“fiscal 2004”). On September 14, 1999, the Company adopted an Incentive Plan (“the 1999 Plan”) which provides for the issuance of up to 1,406 shares of common stock in the aggregate, of which all had been granted as of the end of fiscal 2004. In March 2002, the Company adopted an Incentive Plan (the “2002 Plan” and together with the 1994 Plan and the 1999 Plan, the “Plans”) which provides for issuance of up to 937 shares of common stock in the aggregate, of which all had been granted as of January 28, 2006. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options generally expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan, 1999 Plan and the 2002 Plan were fully vested as of January 28, 2006.

The aggregate number of shares of Common Stock as to which awards may be granted under any of the Plans, the number of shares of Common Stock covered by each outstanding award under the Plans and the price per share of Common Stock in each outstanding award, are to be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Company, or other change in corporate or capital structure; provided, however, that any fractional shares resulting from any such adjustment are to be eliminated.

Changes in options outstanding were as follows:

	Nine Months Ended

	October 29, 2005		October 28, 2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,758	$8.22	1,334	$10.34
Granted	36	$26.29	—	$—
Exercised	(320)	$4.06	(732)	$9.68
Canceled	—	$—	—	$—

Outstanding at end of the period	1,474	$9.57	602	$11.15

Weighted Average Life Remaining	6.9 years		6.2 years

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of the fiscal 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying condensed consolidated balance sheet and statement of income, at and for the three and nine months ended October 28, 2006. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted, if any.

SFAS 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. For the nine months ended October 29, 2005 and October 28, 2006, tax benefits realized from stock option exercises totaled $3,749 and $4,371, respectively.

Prior to fiscal 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148. To account for its fixed-plan stock options, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued in March 2000. Under this method, compensation expense is recorded on the measurement date only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company has issued substantially all options at or above the market price on the measurement date. There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended October 29, 2005 and October 28, 2006. SFAS 123, as amended by SFAS 148, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 prior to adoption of SFAS 123R, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in the three and nine months ended October 29, 2005 and compensation expense had been recorded:

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005

Net income as reported	$4,652	$16,728

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	46	180

Pro forma net income	$4,606	$16,548

Pro forma basic net income per common share	$0.27	$0.98

Pro forma diluted net income per common share	$0.25	$0.92

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in the nine months ended October 29, 2005. For the three and nine months ended October 28, 2006, there were no stock options granted.

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005

	(no options granted)
Risk free interest rate	—	3.88%
Expected volatility	—	34%
Expected life	—	3 years
Contractual life	—	10 years
Expected dividend yield	—	0.0%
Fair value of options granted per share	—	$26.29
# of options granted	—	36

5.	EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended

	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006

Weighted average shares outstanding for basic	17,101	18,016	16,966	17,967

Dilutive effect of stock options	974	314	1,027	372

Weighted average shares outstanding for diluted	18,075	18,330	17,993	18,339

The Company uses the treasury method for calculating the dilutive effect of stock options. There were no anti-dilutive options as of October 29, 2005 and October 28, 2006.

6.	INCOME TAXES

In the third quarter of fiscal 2006, the Internal Revenue Service completed its examination of the Company’s Federal income tax return for fiscal year 2004. The fiscal year 2004 income tax return was the first return that included the Company’s change to the retail inventory method for income tax purposes, among other items. The income tax provision in the consolidated statements of income for the third quarter of fiscal 2006 includes $0.5 million reduction of previously recorded income tax liabilities that were settled in the third quarter of fiscal 2006.

7.	LOAN AMENDMENT

In the second quarter of fiscal 2006, the Company and its bank amended the credit agreement (as so amended, the “Credit Agreement”). The amendment extends the credit facility’s term to April 2010, establishes a more favorable Borrowing Base formula and reduces the variable interest rates and unused credit line fees. Except as otherwise described below, the maximum amount which may be borrowed under the credit facility is $100 million, even if the Borrowing Base will support a higher amount. Subject to certain limitations, the Company may increase the maximum amount to $125 million upon request made by April 30, 2008. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate, excluding unused line fees, was 6.8% for the three months ended October 28, 2006. The loan covenants under the Credit Agreement remain unchanged and as of October 28, 2006, the Company was in compliance with all loan covenants. The borrowings under the Credit Agreement totaled $16.7 million as of October 28, 2006.

8.	SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The Company evaluates performance of the segments based on “four wall” contribution which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes. The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In Stores, the typical customer travels to the store and purchases men’s clothing and/or alterations and takes the purchases with them. The Direct Marketing customer receives a catalog in his or her home and/or office and/or visits our website via the Internet and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following table:

Three months ended October 28, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$104,870	$11,726	$2,915	$119,511
Depreciation and amortization	3,436	18	607	4,061
Operating income (loss) (b)	17,203	4,453	(12,597)	9,059
Capital expenditures (d)	6,735	22	665	7,422

Three months ended October 29, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$92,836	$9,662	$3,141	$105,639
Depreciation and amortization	2,590	17	568	3,175
Operating income (loss) (b)	17,164	3,221	(11,839)	8,546
Capital expenditures (d)	5,730	4	442	6,176

Nine Months ended October 28, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$309,079	$35,078	$8,117	$352,274
Depreciation and amortization	9,796	54	1,753	11,603
Operating income (loss) (b)	56,419	13,702	(38,328)	31,793
Identifiable assets (c)	289,149	37,645	17,009	343,803
Capital expenditures (d)	18,657	41	1,624	20,322

Nine Months ended October 29, 2005

	Stores	Direct Marketing	Other	Total

Net sales (a)	$263,644	$28,838	$8,320	$300,802
Depreciation and amortization	7,822	52	1,586	9,460
Operating income (loss) (b)	53,122	10,013	(33,410)	29,725
Identifiable assets (c)	253,046	37,899	19,100	310,045
Capital expenditures (d)	16,488	13	1,555	18,056

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

(c)

Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets and inventories, which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

9.	COMMON STOCK DIVIDENDS

On December 14, 2005, the Company’s Board of Directors declared a 25% common stock dividend payable on February 15, 2006 to stockholders of record as of January 27, 2006. In conjunction with the distribution of the stock dividend, the Company retired all of its previously held shares of treasury stock. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect this stock dividend.

10.	COMMITMENTS AND CONTINGENCIES

On July 24, 2006, a lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Lefkoe Action”). The lawsuit purports to be a class action on behalf of purchasers of the Company’s stock from January 5, 2006 through June 7, 2006. The lawsuit purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the time period described above. It seeks unspecified damages, costs, and attorneys’ fees. The Company intends to defend the matter vigorously.

On August 3, 2006, a lawsuit substantially similar to the Lefkoe Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Lefkoe Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Lefkoe Action and the Tewas Trust Action were consolidated under the Lefkoe Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.

On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through the present. It sought on behalf of the Company against the directors unspecified damages, costs, and attorneys’ fees.

On August 28, 2006, a lawsuit substantially similar to the Hutton Action was filed in the United States District Court for the District of Maryland by Robert Kemp, Civil Action Number 1:06-cv-02232-BEL (the “Kemp Action”). The Kemp Action was filed against the same defendants as those in the Hutton Action and purported to assert substantially the same claims and sought substantially the same relief.

On October 17, 2006, the Hutton Action and the Kemp Action were consolidated under the Hutton Action case number (1:06-cv-02095-BEL) and is now known as In re Jos. A. Bank Clothiers, Inc. Derivative Litigation (the “Derivative Action”). The Amended Shareholder Derivative Complaint in the Derivative Action was filed against the same defendants as those in the Hutton Action and purports to assert substantially the same claims and seek substantially the same relief. The Company intends to defend the Derivative Action vigorously.

The resolution of these legal matters noted above cannot be accurately predicted and there is no estimate of costs, if any. Accordingly, the Company has not recorded any provision for loss associated with these lawsuits.

As more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, two lawsuits were filed against the Company alleging unlawful wage payments and employment practices. In October 2006, the Company entered into a Stipulation of Settlement which the Company expects will fully resolve the lawsuits. The Stipulation of Settlement received preliminary court approval on November 20, 2006. The Company anticipates final court approval of the Stipulation of Settlement and completion of final documentation and therefore does not anticipate that resolution of the lawsuits will have a material adverse effect on the business, net assets or financial position of the Company. The Company previously recorded a loss contingency for the estimated impact of the resolution of these lawsuits in its Statement of Income for the second quarter of fiscal 2006.

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

Overview - For the third quarter of the Company’s fiscal 2006, the Company’s net income was $5.5 million, as compared with net income of $4.7 million for the third quarter of the Company’s fiscal 2005. The Company earned $0.30 per diluted share in the third quarter of fiscal 2006 compared with $0.26 per diluted share in the third quarter of fiscal 2005. As such, diluted earnings per share increased 15% as compared with the prior year period. The results of the third quarter of fiscal 2006 were primarily driven by:

•	13.1% increase in net sales with increases in both the Stores and Direct Marketing (catalog and Internet) segments;

•	50 basis point increase in gross profit margins;

•	105 basis point increase in operating expenses as a percentage of net sales;

•	The opening of 52 new stores since the end of the third quarter of fiscal 2005.

Management believes that the chain can grow to approximately 500 stores. As of October 28, 2006, the Company had 359 stores opened. The Company plans to open approximately 50 new stores in fiscal 2006 as part of its plan to grow the chain to the 500 store level, including 35 stores opened in the first three quarters of fiscal 2006. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”). In the past six years, the Company has continued to increase its number of stores as infrastructure and performance has improved. As such, there were 10 new stores opened in fiscal 2000 (including two factory stores), 21 new stores opened in the year ended February 2, 2002, 25 new stores opened in the year ended February 1, 2003, 50 new stores opened in the year ended January 31, 2004, 60 new stores opened in fiscal 2004 and 56 new stores opened in fiscal 2005.

Capital expenditures are expected to be approximately $25 to $30 million in fiscal 2006, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various information technology systems initiatives, of which $20.3 million has been spent during the nine months ended October 28, 2006. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new, renovated and relocated stores, of which approximately $11 million is expected to be reimbursed for stores opened in fiscal 2006 through landlord contributions.

Common Stock Dividends. On December 14, 2005, the Company’s Board of Directors declared a 25% common stock dividend payable on February 15, 2006 to stockholders of record as of January 27, 2006. In conjunction with the distribution of the stock dividend, the Company retired all of its previously held shares of treasury stock. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements, and notes thereto, have been restated to reflect this stock dividend.

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

To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Many of the units sold below cost are sold in the Company’s factory stores within twenty-four months of purchase. In fiscal 2004 and 2005, the Company’s costs in excess of selling price plus the cost of disposal in its factory stores was $1.1 million and $0.8 million, respectively. The inventory component of these costs is recorded in cost of goods sold whereas the related costs of disposal are recorded as selling and marketing expenses. The Company is experiencing similar results in fiscal 2006. If the inventory required to be sold through the factory stores or liquidated through other means varies from the estimate, the Company’s LCM reserve could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are periodically reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. In each of fiscal years 2004 and 2005, as well as for the first three quarters of fiscal 2006, there have been no asset valuation charges.

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

	Percentage of Net Sales Three Months Ended		Percentage of Net Sales Nine Months Ended

	October 29, 2005	October 28, 2006	October 29, 2005	October 28, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	39.9	39.4	38.4	38.5
Gross profit	60.1	60.6	61.6	61.5
Sales and marketing expenses	41.0	42.4	41.1	41.8
General and administrative expenses	10.9	10.5	10.5	10.6
Store opening costs	0.2	0.1	0.1	0.1
Operating income	8.1	7.6	9.9	9.0
Interest expense, net	0.6	0.3	0.4	0.3
Income before provision for income taxes	7.5	7.2	9.4	8.7
Provision for income taxes	3.1	2.6	3.9	3.5
Net income	4.4	4.6	5.6	5.2

Net Sales - Net sales increased 13.1% or $13.9 million to $119.5 million in the third quarter of fiscal 2006 as compared with $105.6 million in the third quarter of fiscal 2005. Net sales for the first nine months of fiscal 2006 increased 17.1% to $352.3 million, compared with $300.8 million in the first nine months of fiscal 2005. The sales increases were primarily related to increases in Store sales (including new stores) and in Direct Marketing sales. Comparable store sales increased 2.3% and 5.6% in the third quarter and first nine months of fiscal 2006, respectively, as compared to the same respective periods of fiscal 2005.

In the third quarter and first nine months of fiscal 2006, significant sales increases were achieved in dress shirts and sportswear. Also during the third quarter and first nine months of fiscal 2006, sales of luxury Signature and Signature Gold suits increased over the same prior year period. Suit sales were consistent in comparable stores during the third quarter and the first nine months of fiscal 2006, as compared to the same periods of fiscal 2005.

For comparable stores, traffic (as measured by transactions) increased in the third quarter and first nine months of fiscal 2006, as compared with the third quarter and first nine months of fiscal 2005. The average dollars per transaction and items per transaction decreased in the third quarter and first nine months of fiscal 2006, as compared to the same periods in fiscal 2005.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended

	October 29, 2005		October 28, 2006		October 29, 2005		October 28, 2006

	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*

Stores open at the beginning of the period	282	1,364	340	1,603	269	1,318	324	1,543
Stores opened	25	96	19	80	39	150	35	140
Stores closed	—	—	—	—	(1)	(8)	—	—

Stores open at the end of the period	307	1,460	359	1,683	307	1,460	359	1,683

* square feet is presented in thousands and excludes the square footage of franchise stores

Gross profit - Gross profit (net sales less cost of goods sold) totaled $72.5 million or 60.6% of net sales in the third quarter of fiscal 2006, as compared with $63.5 million or 60.1% of net sales in the third quarter of fiscal 2005. The increased gross profit percentage was driven primarily by higher initial markups. For the first nine months of fiscal

2006, gross profit represented 61.5% of net sales compared with 61.6% for the same period of fiscal 2005. While gross profit increased in the second and third quarters of fiscal 2006, the decrease in gross profit margin in the first quarter of fiscal 2006 resulted in a year-to-date decrease of 0.1% of sales.

Sales and Marketing Expenses – Sales and marketing expenses consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses. These expenses increased by $7.3 million and $23.4 million in the third quarter and first nine months of fiscal 2006, respectively, as compared to the comparable periods of fiscal 2005. The increase in sales and marketing expenses relates primarily to the opening of 52 new stores since the end of the third quarter of fiscal 2005 and consists of a) $3.4 million and $10.3 million, respectively, for the third quarter and first nine months of fiscal 2006 related to additional occupancy costs, b) $2.6 million and $9.5 million, respectively, for the third quarter and first nine months of fiscal 2006 related to additional store employee compensation costs, and c) $1.3 million and $3.6 million, respectively, for the third quarter and first nine months of fiscal 2006 related to additional other variable selling costs (relating primarily to increases in advertising of $0.7 million and $1.4 million in the third quarter and first nine months of fiscal 2006, respectively.) The Company expects sales and marketing expenses to continue to increase in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 primarily as a result of opening new stores, the full year operation of stores that were opened during fiscal 2005, and an increase in advertising expenditures.

General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs and overhead and distribution center costs, increased $1.1 million and $5.8 million in the third quarter and first nine months of fiscal 2006, respectively, as compared to the same respective periods of fiscal 2005. The increases for both periods were primarily due to increases in employee compensation (including compensation increases of $0.4 million and $2.2 million for the third quarter and nine months, respectively) and professional fees, as compared with the comparable prior year periods. The G&A costs in the first nine months of fiscal 2006 also increased compared to the same prior year period as a result of an increase in medical costs and distribution center costs. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A in the fourth quarter of fiscal 2006, when compared with the fourth quarter of fiscal 2005.

Store Opening Costs – Store opening costs, which include start-up costs such as travel for recruitment, training, and setup of new stores, were consistent in the third quarter and the first nine months of fiscal 2006, as compared with the same periods in fiscal 2005.

Interest Expense, net – Interest expense decreased $0.2 and $0.3 million in the third quarter and the first nine months of fiscal 2006, as compared to the same periods of fiscal 2005. The decreases were due primarily to lower borrowing levels partially offset by higher interest rates. Average revolver loan borrowings decreased $15.8 million and $6.5 million, respectively, for the third quarter and first nine months of fiscal 2006 as compared to third quarter and first nine months of fiscal 2005. The average interest rate (excluding unused line fees) was 6.8% for both the third quarter and first nine months of fiscal 2006, as compared with 5.7% and 5.8%, respectively, for the third quarter and first nine months of fiscal 2005.

Income Taxes – The effective income tax rate for the first nine months of fiscal 2006 decreased to 40.5% as compared with 41.1% in the first nine months of fiscal 2005. The income tax rate was lower primarily due to the settlement of certain income tax matters. For the third quarter of fiscal 2006, the effective tax rate was 36.3%, as the resolution of these tax matters occurred solely in the third quarter.

Liquidity and Capital Resources - The Company maintains a credit facility under a bank credit agreement. The credit facility includes, among other things, a revolving loan, the borrowing limit under which is determined by a formula based on the Company’s inventories and accounts receivable (the “Borrowing Base”). In the second quarter of fiscal 2006, the Company and its bank amended the credit agreement (as so amended, the “Credit Agreement”). The amendment extends the credit facility’s term to April 2010, establishes a more favorable Borrowing Base formula and reduces the variable interest rates and unused credit line fees. Except as otherwise described below, the maximum amount which may be borrowed under the credit facility is $100 million, even if the Borrowing Base will support a higher amount. Subject to certain limitations, the Company may increase the maximum amount to $125 million upon request made by April 30, 2008. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate, excluding unused line fees, was 6.8% for the three months ended October 28, 2006. The loan covenants under the Credit Agreement remain unchanged and as of October 28, 2006, the Company was in compliance with all loan covenants. The borrowings under the Credit Agreement totaled $16.7 million as of October 28, 2006. The Company also has $5.5 million of term debt to be repaid.

The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $82.9 million at October 28, 2006 compared with $99.6 million at January 28, 2006.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended

	October 29, 2005	October 28, 2006

Cash provided by (used in):
Operating activities	$(27,003)	$(13,265)
Investing activities	(18,056)	(20,322)
Financing activities	45,166	27,797

Net increase (decrease) in cash and cash equivalents	$107	$(5,790)

Cash used in the Company’s operating activities in the first nine months of fiscal 2006 increased primarily due to higher expenditures for inventory to support new store growth and other initiatives ($26.0 million net inventory increase), cash outlays for a reduction of accounts payable ($8.4 million) and a reduction of accrued expenses ($5.3 million) related primarily to the first quarter of 2006 payment of incentive compensation and taxes that had been accrued at the end of fiscal 2005. Additionally, there were increases in prepaid expenses ($3.5 million) and accounts receivable ($2.6 million). Cash used in investing activities in the first nine months of 2006 relates primarily to capital expenditures for new and renovated stores and information technology system initiatives. Cash provided by financing activities for the first nine months of fiscal 2006 relates primarily to net borrowings of $16.7 million from the Company’s revolving loan under the Credit Agreement, $11.5 million in net proceeds from the exercise of stock options (including the related tax benefits) and $0.4 million of proceeds from long-term debt. Also, the Company used $0.7 million for the repayment of long-term debt.

Capital expenditures are expected to be approximately $25 to $30 million in fiscal 2006, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various information technology systems initiatives. During the nine months ended October 28, 2006, $20.3 million has been spent on capital expenditures. Management believes that the Company’s cash from operations and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through fiscal 2007. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores, of which approximately $11 million is expected to be reimbursed for stores opened in fiscal 2006 through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. Payments to contractors may be made in the year after the store is opened, pending approval of the lien waivers. For the stores opened in fiscal 2005, the Company negotiated approximately $10.3 million of landlord contributions of which approximately $9.4 million have been collected, including approximately $5.3 million which was collected in the first nine months of fiscal 2006. The majority of the remaining amount is expected to be received in fiscal 2006. For the stores opened in the third quarter and first nine months of fiscal 2006, the Company negotiated approximately $4.5 million and $7.7 million, respectively, of landlord contributions, of which the majority is expected to be received by the end of fiscal 2007.

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements other than its operating lease agreements and a letter of credit outstanding under its Credit Agreement as discussed below.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of fiscal 2006, including amounts paid in the first nine months of fiscal 2006.

	Payments Due by Fiscal Year

	(in thousands)
	2006	2007-2009	2010-2011	Beyond 2011	Total

Long-term debt	$971	$2,820	$18,323	$801	$22,915
Operating leases (a)	40,369	124,994	72,924	103,341	341,628
Stand-by Letter-of-credit (b)	—	400	—	—	400
Scheduled Interest Payments (c)	1,303	3,994	235	240	5,772
License Agreement	165	495	165	—	825

(a) Includes various lease agreements for stores to be opened and equipment placed in service subsequent to October 28, 2006. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

(b) To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(c) These scheduled interest payments consist of interest payments on the outstanding long term debt. For borrowings under the Company’s Credit Agreement, projected interest is calculated based on the outstanding principal balance as of October 28, 2006. For borrowings under the Company’s variable rate debt instruments (including the Credit Agreement), interest is calculated based on the interest rates in effect on October 28, 2006. The principal balance of the revolver and all variable interest rates may, and probably will, vary in future periods.

Cautionary Statement

This Quarterly Report on Form 10-Q includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those anticipated due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, fashion trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of lease sites for new stores, the ability to source product from its global supplier base, litigations and other factors as described under the caption “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and our filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 and the Company’s subsequent Quarterly Reports on Form 10-Q filed through the date hereof. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part II of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At October 28, 2006, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time.

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

Management has evaluated, with the participation of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) of the Exchange Act) as of October 28, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2006.

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

On July 24, 2006, a lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Lefkoe Action”). The lawsuit purports to be a class action on behalf of purchasers of the Company’s stock from January 5, 2006 through June 7, 2006. The lawsuit purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the time period described above. It seeks unspecified damages, costs, and attorneys’ fees. The Company intends to defend the matter vigorously.

On August 3, 2006, a lawsuit substantially similar to the Lefkoe Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Lefkoe Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Lefkoe Action and the Tewas Trust Action were consolidated under the Lefkoe Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.

On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through the present. It sought on behalf of the Company against the directors unspecified damages, costs, and attorneys’ fees.

On August 28, 2006, a lawsuit substantially similar to the Hutton Action was filed in the United States District Court for the District of Maryland by Robert Kemp, Civil Action Number 1:06-cv-02232-BEL (the “Kemp Action”). The Kemp Action was filed against the same defendants as those in the Hutton Action and purported to assert substantially the same claims and sought substantially the same relief.

On October 17, 2006, the Hutton Action and the Kemp Action were consolidated under the Hutton Action case number (1:06-cv-02095-BEL) and is now known as In re Jos. A. Bank Clothiers, Inc. Derivative Litigation (the “Derivative Action”). The Amended Shareholder Derivative Complaint in the Derivative Action was filed against the same defendants as those in the Hutton Action and purports to assert substantially the same claims and seek substantially the same relief. The Company intends to defend the Derivative Action vigorously.

The resolution of these legal matters noted above cannot be accurately predicted and there is no estimate of costs, if any. Accordingly, the Company has not recorded any provision for loss associated with these lawsuits.

As more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, two lawsuits were filed against the Company alleging unlawful wage payments and employment practices. In October 2006, the Company entered into a Stipulation of Settlement which the Company expects will fully resolve the lawsuits. The Stipulation of Settlement received preliminary court approval on November 20, 2006. The Company anticipates final court approval of the Stipulation of Settlement and completion of final documentation and therefore does not anticipate that resolution of the lawsuits will have a material adverse effect on the business, net assets or financial position of the Company. The Company previously recorded a loss contingency for the estimated impact of the resolution of these lawsuits in its Statement of Income for the second quarter of fiscal 2006.

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

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed under the caption Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 and the Company’s subsequent Quarterly Reports on Form 10-Q filed through the date hereof, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K, the Company’s subsequent Quarterly Reports on Form 10-Q filed through the date hereof, and the risks described in this report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. Except as described in this report, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 28, 2006.

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

Dated: December 7, 2006	Jos. A. Bank Clothiers, Inc.
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