Form 10-K
period 2007-02-03
BANK JOS A CLOTHIERS INC /DE/
filed 2007-04-17
CIK 920033

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

Annual Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the fiscal year ended February 3, 2007 (“Fiscal 2006”).

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

[Commission file number 0-23874]
JOS. A. BANK CLOTHIERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD	21074
(Address of principal executive offices)	(zip code)

     (410) 239-2700
 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

     Securities registered pursuant to Section 12(g) of the Act: Rights to purchase units of Series A Preferred Stock

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

     The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at July 29, 2006 was approximately $440.6 million. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.

     The number of shares of Common Stock outstanding on April 5, 2007 was 18,063,826.

     DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10-14 either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 4, 2007 (the first business day following 120 days from the close of its fiscal year ended February 3, 2007) or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2007.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER INFORMATION

     This Annual Report on Form 10-K includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” and other similar expressions are intended to identify forward-looking statements and information. Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, higher energy and security costs, the successful implementation of the Company’s growth strategy including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of lease sites for new stores, the ability to source product from its global supplier base, litigations and other competitive factors. Other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s filings with the Securities and Exchange Commission, including those described under “Item 1A. Risk Factors” of this Annual Report. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors.”

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

PART I

Item 1.      BUSINESS

General

     Jos. A. Bank Clothiers, Inc., a Delaware corporation (the “Company” or “Jos. A. Bank”), is a designer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 376 retail stores (as of February 3, 2007, which includes seven factory stores and 12 franchise stores) located throughout 42 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and Internet (www.josbank.com) operations.

     The Company’s products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. The Company’s products are offered at “Three Levels of Luxury,” which include the opening Jos. A. Bank Executive collection as well as the more luxurious Jos. A. Bank Signature and Jos. A. Bank Signature Gold collections. The Company sources substantially all of its products through third party suppliers, manufacturers and/or agents using Jos. A. Bank designs and specifications.

     The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005, January 28, 2006 and February 3, 2007 are hereinafter referred to as fiscal 2004, fiscal 2005 and fiscal 2006, respectively. Fiscal 2004 and 2005 consisted of 52 weeks and fiscal 2006 consisted of 53 weeks.

Strategy

     The Company, established in 1905, has reinvented itself over the past seven years by focusing on its “Four Pillars of Success,” which consist of:

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

  developing its multi-channel retailing concept by opening more stores and expanding direct selling through the catalog and Internet operation, thus offering multiple convenient channels for customers to shop;

  providing outstanding customer service and emphasizing high levels of inventory fulfillment for its customers;

  expanding its product assortment, including developing the “Three Levels of Luxury” and continuing to add innovative new products; and

  increasing its product design and development capabilities while eliminating the middleman in the sourcing of its products.

     The Brand. The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of its products. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, ranging from Super 100’s fine wool to the rare 150’s wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited editions.

     The Company emphasizes customer service in all aspects of the business. Sales associates focus on developing close business relations with their customers to help serve all of the customer’s clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the catalog or Internet. A tailor is staffed in most stores to ensure prompt, high quality alteration service for our customers.

     Multi-Channel Retailing. The Company’s strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the Internet or catalog. The Company believes the synergy between its stores, its Internet site and its catalog offers an important convenience to our customers and a competitive advantage to the Company. The Company leverages its three channels of selling by promoting each channel together to create brand awareness. For example, the Internet site provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.

     As a customer convenience, the Company enables customers to purchase all products that are offered in the catalog and Internet while in a store. Conversely, customers may have catalog purchases shipped to a store for alteration and pickup and can return or exchange catalog and Internet purchases at a store.

     Store Growth. The Company had 376 stores as of the end of fiscal 2006, which included 357 Company-owned full-line stores, seven Company-owned factory stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 500 stores with potential to exceed 500 stores, depending on the performance of the Company over the next several years. As a result of implementing its store growth plan, the Company opened 25 new stores in the fiscal year ended February 1, 2003 (“fiscal 2002”), 50 new stores in the fiscal year ended January 31, 2004 (“fiscal 2003”), 60 new stores in fiscal 2004, 56 new stores in fiscal 2005 and 52 new stores in fiscal 2006. The Company intends to open new stores in existing and new markets which should allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure.

     Product Design and Sourcing. The Company has increased its design and development capabilities in the past seven years and now designs and directly sources substantially all of its products. The designs are provided to a world-wide vendor base to manufacture. In certain cases, the Company has eliminated the middlemen (e.g. importers and resellers) in its sourcing process and contracts directly with its manufacturers. The Company used one agent to source approximately 34% of its total product purchases in fiscal 2006 and expects to continue this relationship in 2007. The Company’s product design and sourcing strategies have resulted in reduced product costs, which have enabled the Company to design additional quality into its products, increase gross profit margins and fund the development of the infrastructure needed to grow the chain.

Segments

     The Company has two reportable segments: Stores and Direct Marketing (combined Internet and catalog). The Company has included information with regard to these segments for each of its last three fiscal years under Note 12 to its Consolidated Financial Statements.

     Stores. The Company’s Stores segment includes all full-line Company-owned stores, but excludes its seven factory stores. The Company has targeted specialty retail centers with certain co-tenancy for new store locations and has developed and implemented a new store prototype for all stores that have been opened since March 2001.

     The Company opened 52 stores in fiscal 2006 and plans to open approximately 50 stores in fiscal year ending February 2, 2008 (“fiscal 2007”). The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attracts customers with demographics that are similar to the Company’s target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/streetfront/business districts. As of February 3, 2007, the store mix of the 357 full-line Company-owned stores consisted of 101 outdoor lifestyle centers, 73 malls, 40 downtown/streetfront/business districts and 143 strip centers, power centers or freestanding stores.

     The Company’s store prototype was designed in the second half of the fiscal year ended February 3, 2001 (“fiscal 2000”) and was introduced in March 2001 in Charlottesville, Virginia. The design emphasizes an open shopping experience that coordinates the Company’s successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The full-line, Company-owned stores averaged approximately 4,800 square feet at the end of fiscal 2006. The stores opened in fiscal 2005 and fiscal 2006 averaged approximately 4,230 and 4,120 square feet, respectively.

     The cost to open a new store is based on store size and landlord construction allowances. In fiscal 2006, the average cost to build a new store was approximately $485,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The Company will be reimbursed an average of approximately $225,000 of the new store build-out cost for the stores opened in fiscal 2006. New stores also require an inventory investment, which varies based on the season the store opens. In fiscal 2006, store openings required an average initial investment of approximately $300,000 of inventory to offer a full range of products, although amounts vary by store. The inventory levels in a new store are typically increased as the store’s sales mature.

     Substantially all full-line Company-owned stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional overflow tailor shops which allow the use of smaller tailor shops within each store. Operating the regional tailor shops has allowed the Company to optimize its tailoring revenues in the stores by sending all overflow work to regional tailor shops. These overflow shops experience higher productivity as the tailors focus solely on alterations, whereas store tailors assist customers during the course of the day. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work performed.

     Other. The Company has 12 franchise locations. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of its net sales. Franchisees are required to maintain and protect the Company’s reputation for high quality, classic clothing and customer service. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above the Company’s cost.

     The Company has seven factory stores which are used to liquidate excess merchandise and offer certain first quality products at a reduced price. Because of the classic character of the Company’s merchandise and aggressive store clearance promotions, historically, the Company has been able to sell substantially all of its products through its full-line Company-owned stores, Internet and factory stores and has not been required to sell significant amounts of inventory to third party liquidators.

     At February 3, 2007, the Company operated 376 retail stores (including seven factory stores and 12 franchise stores) in 42 states and the District of Columbia. The following table sets forth the stores that were open at that date.

JOS. A. BANK STORES

	Total #		Total #
State	Of Stores	State	Of Stores
Alabama(a)	8	Nebraska	1
Arizona	2	Nevada	3
Arkansas	4	New Hampshire	1
California	21	New Jersey	17
Colorado	9	New Mexico	1
Connecticut	10	New York	16
Delaware	1	North Carolina(a)	19
Florida	22	Ohio	17
Georgia(a)(b)	18	Oklahoma	4
Idaho	1	Pennsylvania(b)	19
Illinois(a)	22	Rhode Island	2
Indiana	7	South Carolina(a)	9
Iowa	3	South Dakota	1
Kansas	3	Tennessee(a)	8
Kentucky	4	Texas	32
Louisiana(a)	6	Utah	2
Maryland(b)	19	Virginia(b)	20
Massachusetts	9	Washington	3
Michigan	11	Washington, D.C.	3
Minnesota	5	West Virginia	1
Mississippi(a)	1	Wisconsin	6
Missouri	5
		Total(c)	376

(a)	Includes one or more franchise stores

(b)	Includes one or more factory stores

(c)	Does not include 7 stores opened and 1 closed subsequent to fiscal 2006 year-end through April 5, 2007.

     Direct Marketing. The Company’s Direct Marketing segment, consisting of its catalog and Internet channels, is a key part of the Company’s multi-channel concept. In fiscal 2006, the Direct Marketing segment accounted for approximately 10% of net sales and recorded a sales increase of 26.5%. The Company’s Direct Marketing segment offers potential and existing customers convenience in ordering the Company’s merchandise. In fiscal 2005 and fiscal 2006, the Company distributed approximately 10.0 million and 9.7 million catalogs, respectively.

     The catalog and Internet site offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate our high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers are very confident purchasing traditional business attire through the catalog and Internet, as suits represented approximately 25% of orders in the Direct Marketing segment in fiscal 2006.

     To make catalog and online shopping as convenient as possible, the Company maintains a toll-free telephone number accessible 24 hours a day, seven days a week. Catalog sales associates can help customers select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In most cases, sample merchandise is available for catalog sales associates to view, thereby allowing them to better assist customers. Merchandise purchased from the catalog or online may be returned to the Company through any of its stores or by mail.

     The Company has experienced strong growth in its Internet sales in each of the past five fiscal years. The Company has approximately 2,900 active affiliate arrangements which have helped increase Internet sales. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliate. The Company expects to continue to pursue affiliate arrangements to help fuel future Internet sales increases.

     The Company’s Internet site has many customer-friendly features, including high processing speed, real-time inventory status, order confirmation, product search capabilities and an online catalog. The site has enabled the Company to be responsive to trends thereby affording the Company an opportunity to increase sales.

     To process catalog orders, sales associates enter orders online into a computerized catalog order entry system, while Internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it updates files and permits the Company to measure the response to individual catalog mailings and Internet email promotions. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouses. The Company’s order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by second day delivery or, if requested, by expedited delivery services, such as United Parcel Service priority. Sales and inventory information is available to the Company’s merchants the day after the sales transaction.

Merchandising

     The Company believes it fills a niche of providing upscale classic, professional men’s clothing with superior quality at a reasonable price. The Company’s merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear and golf apparel, all sold under the Jos. A. Bank label. Its product offering includes tuxedos, suits, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear, among other items. The Company also sells branded shoes from several vendors, which are the only major products it sells not using the Jos. A. Bank brand. In fiscal 2005, the Company introduced shoes under the Jos. A. Bank brand, which are available for sale through the Direct Marketing segment and in selected stores.

     The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the Company’s original Jos. A. Bank Executive collection, to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, ranging from Super 100’s fine wool to the rare 150’s wool, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited editions.

     The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customers. Suits accounted for approximately 24% and 25% of the Company’s merchandise sales in fiscal 2006 and 2005, respectively, and serve as the foundation of the Company’s extensive offering of other products. When the corporate work environment trended to casual over the past decade, the Company’s product offerings were modified to meet the needs of the Jos. A. Bank customer.

     The Company has many unique products to serve its customers’ needs and believes that continued development of innovative products is one of its “Pillars of Success.” The TRIO collection is one of the Company’s solutions to corporate casual attire. The TRIO consists of a tailored jacket with two pairs of pants, one matching the jacket and one in a coordinating pattern. Therefore, the outfit can be worn as a suit, sportcoat/slack combination or as a casual outfit. The Company also offers its customers its Separates collection, a concept for purchasing suits that allows customers to customize their suits by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including Super 100’s wool and natural stretch wool. The Separates line allows a customer to buy a suit with minimal alteration that will fit his unique body size, similar to a custom-made suit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept, which the Company believes is a competitive advantage.

     The Company also has a very successful line of wrinkle resistant all cotton dress shirts that are made using a patented process that is owned by the vendor. The Company offers its Vacation-in-Paradise (“VIP”) line of casual vacation wear and its David Leadbetter golf apparel, which includes sportshirts, sweaters and casual trousers, in its sportswear category.

     In early fiscal 2004, the Company introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful “Traveler” collection of products. In late fiscal 2004, it introduced a wrinkle resistant, stain-resistant suit as part of its Separates Collection. The Traveler Suit Separates program is designed to take advantage of our expertise in suit separates with perfectly matched suit coats and pants sold in the customer’s size for a better fit. The 100% wool Traveler Suit Separates are stain resistant and made with new stretch comfort waist bands and stretch linings and include extra interior pockets. In fiscal 2005, the Company introduced the “Stays Cool” suit, which features innovative fabrics and linings incorporating fibers developed for NASA, to keep the customer cool and comfortable in any climate. The Company continued to add products using the “Stays Cool” features in fiscal 2006.

Design and Purchasing

     Jos. A. Bank merchandise is designed through the coordinated efforts of the Company’s merchandising and planning staffs, working in conjunction with suppliers, manufacturers and/or agents around the world. The process of creating a new garment begins up to 18 months before the product’s expected in-stock date. Substantially all products are made to the Company’s rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandise staff oversees the development of each product’s style, color and fabrication. The Company’s planning staff is responsible for providing each channel of business with the correct amount of products.

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

     The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors. Approximately 13% of the total product purchases (including piece goods) in fiscal 2006 were sourced from United States suppliers, and approximately 87% were sourced from suppliers in other countries. In fiscal 2006, approximately 38% of the total product purchases were manufactured in China (including 19% from Hong Kong) and 21% in Mexico. No other country represented more than 8% of total product purchases in fiscal 2006.

     The Company uses one agent to source a significant portion of its products from various companies that are located in or near Asia (China, including Hong Kong, Indonesia, Korea, Thailand, and Bangladesh). Purchases through this agent represented approximately 34% of the total product purchases in fiscal 2006. The Company also makes other purchases from manufacturers and suppliers in Asia. Two other suppliers combined represented approximately 18% of total product purchases in fiscal 2006.

     The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. The Company purchases the raw materials for approximately 12% of its finished products, of which five vendors accounted for over 80% of the raw materials purchased directly by the Company in fiscal 2006. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.

     The Company transacts substantially all of its business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer. The Company ordinarily places orders for the purchase of inventory approximately six to twelve months in advance.

     The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers, contract manufacturers and agents and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms, but it cannot make any assurances of such results.

Marketing, Advertising and Promotion

     Strategy. The Company has historically used mass media radio and direct mail marketing, advertising and promotion activities in support of its store and catalog/Internet operations. The Company also sends email promotions to its store and Internet customers. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale classic clothing offered at a value. The Company has a database of over 3.1 million names of people who have previously made a purchase from one of the Company’s retail stores, its Internet site or catalog or have requested a catalog or other information from the Company. Of these, approximately 1.9 million individuals have made such purchases or information requests in the past 24 months. The Company evaluates its database for its mailings and selects names based on expectations of response to specific promotions, which allows the Company to efficiently use its marketing dollars.

     In the fourth quarter of 2004, the Company began testing national cable television advertising as a method to increase its brand awareness and to drive customers to its stores. The Company expanded its use of television in 2005 and 2006 and expects to continue marketing through television advertising in 2007.

     Throughout each season, the Company promotes specific items or categories at specific prices that are below the initial retail price originally offered to the customer. These sales are used to complement promotional events and to meet the needs of the customers. At the end of each season, the Company conducts clearance sales to promote the sale of that season’s merchandise.

     Corporate Card. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all full-line stores, as well as for catalog and Internet purchases. Over 185,000 companies nationally, from small privately-owned companies to large public companies, are members of the program, representing an increase of approximately 42% over the approximately 130,000 member companies last year. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program have increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.

     Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.

Distribution

     The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution facilities located in Hampstead, Maryland. A portion of the merchandise received at the distribution centers is inspected to ensure expected quality in workmanship and conformity to Company specifications. The merchandise is then allocated to individual stores or to warehouse stock (to support the Direct Marketing segment and to replenish store inventory as merchandise is sold). Merchandise allocated to stores is then packed for delivery and shipped, principally by common carrier. Each store generally receives a shipment of merchandise two to three times a week from the distribution centers; however, when necessary because of a store’s size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through its point-of-sale terminals. Shipments to customers purchasing through the Direct Marketing segment are also made from the central distribution facilities and, less frequently, from stores.

     To support new store growth, the Company upgraded its distribution system over the past six years and it is capable of handling approximately 500 stores in most of its distribution center functions. In late 2004, the Company increased its distribution center capacity by leasing and equipping approximately 289,000 square feet of space in a facility that is adjacent to its facility in Hampstead, MD. This location became fully operational in early 2005.

Management Information Systems

     In August 1998, the Company installed and implemented the then-current version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed by the Company, the system meets the Company’s current business needs. In fiscal 1999, the Company replaced its point-of-sale (POS) system and upgraded this system in fiscal 2005. In fiscal 2000, the Company upgraded its catalog order processing system to the then-current version, which was again updated in fiscal 2006. The Company also designed and implemented a new Internet site in fiscal 2000 and increased its capacity and processing speed in 2006. In fiscal 2003, the Company implemented a new system that increased its ability to communicate design specifications to its worldwide vendor base, which the Company expects to replace in fiscal 2007. In 2004, the Company developed systems that allow increased management and reporting of pricing elements such as gross margins. By using these systems, the Company is able to capture greater customer data and has increased its marketing efficiency using such data.

Competition

     The Company competes primarily with other specialty retailers of men’s apparel, department stores and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few national multi-channel retailers focusing exclusively on men’s apparel, which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on its broad selection of merchandise, friendly customer service and product innovation as part of its “Four Pillars of Success.” The Company competes with, among others, Brooks Brothers, Macy’s, Lands End, Men’s Wearhouse and Nordstrom, as well as local and regional competitors in each store’s market. Many of these major competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

Trademarks

     The Company is the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, and THE MIRACLE COLLECTION® (collectively, the “Jos. A. Bank Marks”). These trademarks are registered in the United States Patent and Trademark Office. A Federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company’s rights in the Jos. A. Bank Marks are a material part of the Company’s business. Accordingly, the Company intends to maintain its use of the Jos. A. Bank Marks. The Company is not aware of any claims of infringement or other material challenges to the Company’s right to use the Jos. A. Bank Marks in the United States.

     In addition, the Company has registered “josbank.com” and various other Internet domain names. The Company intends to renew its registration of domain names from time to time for the conduct and protection of its e-commerce business.

Seasonality

     The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis. The Company has increased its marketing efforts during peak selling times, resulting in profits generated during the fourth quarter holiday season becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the year. In the fourth quarters of fiscal years 2004, 2005 and 2006, the Company generated approximately 51%, 53% and 58%, respectively, of its annual net income.

Employees

     As of April 5, 2007, the Company had approximately 3,375 employees, consisting of 729 part-time employees and 2,646 full-time employees.

     As of April 5, 2007, approximately 205 employees worked in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the union, UNITE-HERE. The current collective bargaining agreement was recently negotiated to extend to February 28, 2009. The Company believes that union relations are good, as there have been no work stoppages in more than 20 years. The Company believes that its relations with its non-union employees are also good.

     Approximately 55 sales associates are union members under a separate contract which extends to April 30, 2009. The Company maintains a good relationship with these employees and their union and does not anticipate any significant disruption in its operating workforce.

Available Information

     The Company’s principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. The Company’s telephone number is (410) 239-2700 and its website address is www.josbank.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on its website free of charge as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission. In addition, the public may read and copy any materials filed or furnished by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.     RISK FACTORS

     You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs or is adversely resolved, the Company's consolidated financial statements could be materially impacted in a particular fiscal quarter or year and the Company’s business, financial condition and results of operations may suffer materially. As a result, the market price of the Company’s common stock could decline, and you could lose all or part of your investment in the Company. We may also refer to the Company below using “we,” “us,” “our,” “our company” or similar terms.

If we are not able to continue profitably opening new stores, our growth may be adversely affected.

     A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot make any such assurances. As we continue our expansion program, the proposed expansion may place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The opening of stores may adversely affect catalog and Internet sales. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets. We expect to fund our expansion through use of existing cash, cash flows from operations and by borrowings under our line of credit agreement (the “Credit Agreement”), if needed. However, if we experience a reduction in our funding sources (e.g. existing cash, cash flows from operations or borrowings under our Credit Agreement) or a decline in our performance, we may slow or discontinue store openings. We may not be able to successfully execute any of these strategies on a timely basis. If we fail to successfully implement these strategies, our business, financial condition and results of operations could be materially adversely affected.

We face significant competition and may not be able to maintain or improve our competitive position or profitability.

     The retail apparel business is highly competitive and is expected to remain so. We compete primarily with specialty and discount store chains, independent retailers, national and local department stores, Internet retail stores and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than we are and have significantly greater financial, marketing and other resources than we have. In many cases, our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores. Moreover, in addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and retail centers. We believe that our emphasis on classic styles make our business less vulnerable to changes in merchandise trends than many apparel retailers; however, our sales and profitability depend upon the continued demand for our classic styles. We face a variety of competitive challenges including:

  anticipating and quickly responding to changing consumer demands;

  maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

  developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

  competitively pricing our products and achieving customer perception of value; and

  providing strong and effective marketing support.

     Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is tied to consumer spending for discretionary items and negative changes to consumer confidence could have an adverse affect on our business.

     Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Consumer confidence may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have an adverse effect on our business, financial condition and results of operations.

Our success is dependant on our key personnel and our ability to attract and retain key personnel.

     We believe that we have benefited substantially from the contributions of our senior management team. In addition, our ability to anticipate and effectively respond to changing merchandise trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other departments. We face intense competition in hiring and retaining these personnel. If we fail to retain and motivate our current personnel and attract new personnel, our business, financial condition and results of operations could be materially adversely affected.

We rely heavily on a limited number of key suppliers, the loss of which could cause a significant disruption to our business and negatively affect our business.

      Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. The loss of any one of these suppliers could cause a delay in our product supply. Any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. Although we have not experienced any material disruptions in our sourcing in the past several years, long-term disruptions of supply from any of these sources could have a material impact on our business, financial condition and results of operations. Our reliance on foreign sources of production exposes us to a number of risks of doing business on an international basis.

Our reliance on foreign sources of production exposes us to a number of risks of doing business on an international basis.

     We expect to continue to spread our sourcing to suppliers throughout the world, which may result in additional concentration of our sources. We also face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:

  political instability of foreign countries;

  imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the United States from countries or regions;

  imposition of duties, taxes and other charges on imports;

  local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity;

  migration and development of manufacturers, which can affect where our products are or will be produced;

  potential delays or disruptions in shipping and related pricing impacts; and

  volatile fuel supplies and costs.

Our business could be adversely affected if the foreign manufacturers of our products do not use acceptable labor practices.

     We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our staff and agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by these independent manufacturers, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores, as well as purchasing through our catalogs and Internet site, and therefore adversely affect our sales, net earnings, business, financial condition and results of operations.

Our business could be adversely affected by increased costs of the raw materials that are important to the production of our products.

     Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. We purchase the raw materials for approximately 12% of our finished products, of which five vendors accounted for over 80% of the raw materials purchased directly by us in fiscal 2006. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Changes in raw materials costs to the vendors or to us may impact the long-term cost of our finished products, although prices for the near-term purchases (usually less than one year) are set when the purchase order is executed. Any significant fluctuations in price or availability of our raw materials or any significant increase in the price or decrease in the availability of the raw materials that are important to our business could have an adverse impact on our business, financial condition and results of operations.

Our success depends, in part, on our ability to meet the changing preferences of our customers.

     We must successfully gauge merchandise trends and changing consumer preferences to succeed. Our success is dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The retail clothing business fluctuates according to changes in consumer preferences dictated, in part, by fashion, performance, luxury and seasonality. To the extent the market for our merchandise weakens, sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our business, financial condition and results of operations.

     Fluctuations in the demand for tailored and casual clothing and accessories affect our inventory levels. As our business is becoming more seasonal in nature, we must carry a significant amount of inventory prior to peak selling seasons when we build up our inventory levels. We issue purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing merchandise trends or consumer acceptance for our products. As a result, our business, financial condition and results of operations could be materially adversely affected.

Our success depends, in part, on the volume of retail traffic in our geographic locations and the availability of suitable lease space.

     Many of our stores are located in shopping malls or retail centers. Sales at these stores are affected, in part, by the volume of traffic in those malls and retail centers. Sales volume and mall or retail center traffic may be adversely affected by economic downturns in a particular area and the closing of nearby stores. In addition, a decline in the desirability of the shopping environment in a particular mall or retail center, or a decline in the popularity of mall shopping or retail center among our target consumers, would adversely affect our business, financial condition and results of operations.

     Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs that allow us to maintain our profitability. We cannot be sure as to when or whether desirable locations will become available at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable locations and lease terms generally and upon renewal could affect us to lose market share and could have an adverse effect on our business, financial condition and results of operations.

Our dependence on third party delivery services exposes us to business interruptions and service issues that are beyond our control.

The success of our stores is impacted by our timely receipt of merchandise from our distribution facilities, and the success of our Direct Marketing segment is impacted by the timely delivery of merchandise to our customers. Independent third party transportation companies deliver our merchandise to substantially all of our stores and our customers. Some of these third parties employ personnel represented by a labor union. Disruptions in the delivery of merchandise or work stoppages by employees of any of these third parties could delay the timely receipt of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. We may be required to respond in a number of ways, many of which could decrease our gross profits and net income and our business, financial condition and results of operations could be materially adversely affected.

As our customers pay for our products predominately using credit cards, we are exposed to a number of risks involving the acceptance and processing of credit cards, the occurrence of which could substantially harm our business, financial condition and results of operations.

     Our customers pay for our products predominately using credit cards. The acceptance of credit cards necessarily involves the gathering and storage of sensitive, personal information regarding our customers. Although we believe our systems are sound, no system is completely invulnerable to attack or loss of data. A loss of data could subject us to financial and legal risks, as well as diminish our reputation and customer loyalty. Further, our continued ability to accept and process credit cards is dependent, in part, on our contractual relationships with our acquiring bank (i.e. the bank at which we maintain our account for collecting credit card payments from customers) and our credit card processor (i.e. the third party that submits on our behalf credit card transactions to our acquiring bank). Any disruption or change in these contractual relationships could interrupt our business or increase our costs. The occurrence of any of the foregoing risks, or other risks associated with the acceptance and processing of credit cards, could have a material impact on our business, financial condition and results of operations.

Our business could be adversely affected by increased paper, printing and mailing costs

     Increases in postal rates, paper or printing costs would affect the cost of producing and distributing our catalog and promotional mailings and sales and marketing expenses. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Future paper, printing and postal rate increases could adversely impact our earnings if we are unable to offset these increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. This could result in a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect and enforce our intellectual property rights or protect ourselves from the claims of third-parties.

     Our trademarks are important to our success and competitive position. We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, and THE MIRACLE COLLECTION®, each of which is registered in the United States Patent and Trademark Office. We are susceptible to others imitating our products and infringing on our intellectual property rights. Imitation or counterfeiting of our products or other infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products as a violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to the marks that we license and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Our failure to adequately protect our trademarks could result in a material adverse effect on our business, financial condition and results of operations.

We face a number of risks relating to our use of consumer information.

     We use our customer database to market to our customers. Any limitations imposed on the use of this consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent that our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand, in addition to the negative affect on our business, financial condition and results of operations.

Our dependence on our centralized distribution centers exposes us to the risk of a substantial disruption to our business.

     We centralize the distribution of our products in two adjacent distribution centers located in Hampstead, Maryland. Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores or our customers. If these distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution centers are shut down for any reason. A shut-down could result in a material adverse effect on our business, financial condition and results of operations.

Our business has become increasingly dependent on a strong holiday season.

     Our net sales, net income and inventory levels fluctuate on a seasonal basis. We have increased our marketing efforts during peak selling times, resulting in profits generated during the fourth quarter holiday season becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the year. In the fourth quarters of fiscal years 2004, 2005 and 2006, we generated approximately 51%, 53% and 58%, respectively, of our annual net income. Any decrease in sales or margins during this period could have a disproportionate effect on our business, financial condition and results of operations. In addition, major winter storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.

We will face a number of risks if we pursue growth by acquisitions.

     We may from time to time hold discussions and negotiations with (i) potential investors who express an interest in making an investment in or acquiring us, (ii) potential joint venture partners looking toward the formation of strategic alliances and (iii) companies that represent potential acquisition or investment opportunities for us. We cannot assure you that any definitive agreement will be reached regarding the foregoing, nor do we believe that any such agreement is necessary to implement successfully our strategic plans. Pursuing growth by acquisitions could result in a material adverse effect on our business, financial condition and results of operations.

Our charter documents, our Rights Agreement and Delaware law may inhibit a takeover that stockholders may consider favorable.

     Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Rights Agreement and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. Our Rights Agreement has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us. If a change of control or change in management is delayed or prevented, this premium may not be realized or the market price of our common stock could decline.

Litigation or legal proceedings could divert our management’s attention and could expose us to significant liabilities and thus negatively affect our financial results.

     In July and August 2006, two lawsuits alleging violations of federal securities laws were filed against us and our Chief Executive Officer, and were amended to include our Chief Financial Officer and Executive Vice President of Merchandising and Marketing. The complaints purport to be made on behalf of certain of the our shareholders and allege, among other things, that we violated various provisions of the federal securities laws. In addition, in August 2006, two shareholder derivative lawsuits alleging violations of various state laws were filed against us and our directors. Although we intend to defend these matters vigorously, we are unable to predict the outcome of these matters. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Litigations may result in a diversion of our management’s attention and resources. In addition, costs and potential losses associated with these matters could adversely affect our business, financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

     The Company owns one facility located in Hampstead, Maryland and leases its other distribution center located in Hampstead, Maryland. The Company believes that its existing facilities are well maintained and in good operating condition. The table below presents certain information relating to the Company’s property as of April 5, 2007:

	Gross	Owned/
Location	Square Feet	Leased	Primary Function
Hampstead, Maryland	315,000	Owned	Offices, distribution center, catalog and Internet
			order and fulfillment and regional tailoring
			overflow shop

Hampstead, Maryland	289,000	Leased	Distribution center and offices

     The Company also leases one overflow tailoring facility in Atlanta, Georgia and has overflow tailoring operations in several of its larger stores. These facilities receive customers’ goods from full-line stores, which are altered and returned to the selling store for customer pickup. Additional office space of approximately 3,000 square feet is leased in Florida.

     As of February 3, 2007, the Company operated 376 stores (including its seven factory stores and 12 franchise stores). All Company-owned full-line stores were leased. The full-line stores average approximately 4,800 square feet as of the end of fiscal 2006, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 1,000 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in annual fixed rental payments during the lease term.

Item 3.      LEGAL PROCEEDINGS

     On July 24, 2006, a lawsuit was filed against the Company and Robert N. Wildrick, the Company’s Chief Executive Officer, in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Class Action”). On August 3, 2006, a lawsuit substantially similar to the Class Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Class Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Class Action and the Tewas Trust Action were consolidated under the Class Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.

     Massachusetts Labor Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black, the Company's President and David E. Ullman, the Company’s Executive Vice President and Chief Financial Officer, have been added as defendants. On behalf of purchasers of the Company's stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys' fees. The Company has filed a Motion to Dismiss, and intends to defend vigorously, the Class Action.

     On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, costs, and attorneys' fees.

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

     On October 17, 2006, the Hutton Action and the Kemp Action were consolidated under the Hutton Action case number (1:06-cv-02095-BEL) and are now known as In re Jos. A. Bank Clothiers, Inc. Derivative Litigation (the “Derivative Action”). The Amended Shareholder Derivative Complaint in the Derivative Action was filed against the same defendants as those in the Hutton Action, extended the Relevant Period to October 20, 2006 and purports to assert substantially the same claims and seek substantially the same relief. The Company has filed a Motion to Dismiss, and intends to defend vigorously, the Derivative Action.

     The resolution of the Class Action and the Derivative Action cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.

     On September 15, 2005, a lawsuit was filed against the Company in the Superior Court of California, County of Solano, Case No. FCS 026631 (the “McClure Action”), alleging unlawful wage payment and employment practices with regard to a purported class of persons. The essential allegations of the McClure Action were duplicated in a lawsuit filed against the Company on February 21, 2006 in the Superior Court of California, County of San Francisco, Case No. CGC 06449650 (the “Palmtag Action”). The McClure Action and the Palmtag Action were consolidated in the Superior Court of California, County of Solano, as Judicial Council Coordination Proceeding No. 4479 (the “Consolidated Action”). In fiscal 2006, the Company entered into a Stipulation of Settlement to resolve the Consolidated Action. On March 1, 2007, the Superior Court of California, County of Solano, issued final approval of the Stipulation of Settlement and dismissed the Consolidated Action with prejudice. The terms of the Stipulation of Settlement did not have a material impact on the Company’s consolidated financial statements.

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s security holders during the quarter ended February 3, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

     The Company’s Common Stock is listed on The Nasdaq Global Select Market under the trading symbol “JOSB.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, as reported on the Nasdaq Global Select Market.

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

	High	Low
1st Quarter fiscal 2007 (through April 5, 2007)	$35.98	$29.08

	Fiscal 2005		Fiscal 2006
	High	Low	High	Low
1st Quarter	$29.44	$21.10	$48.12	$40.58
2nd Quarter	37.28	26.10	43.39	22.14
3rd Quarter	36.80	29.58	31.41	23.50
4th Quarter	40.95	31.44	33.31	28.58

     On April 5, 2007, the closing sale price of the Common Stock was $35.44.

Holders of Record of Common Stock

     As of April 5, 2007, there were 83 holders of record of the Company’s Common Stock.

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

Authorized Common Shares

     At the 2006 annual meeting of shareholders held on June 23, 2006, the shareholders voted to approve an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 20 million shares to 45 million shares.

Performance Graph

     The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from February 1, 2002 through February 2, 2007 of an initial investment of $100 invested in (a) Jos. A. Bank’s Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

		Total Return Index	Total Return Index
	Jos. A. Bank	NASDAQ Stock Market	NASDAQ Retail
	Clothiers, Inc.	(U.S.)	Trade Stocks

February 1, 2002	$100.00	$100.00	$100.00
January 31, 2003	$302.64	$69.75	$81.32
January 30, 2004	$618.15	$108.56	$119.23
January 28, 2005	$753.14	$107.39	$142.79
January 27, 2006	$1,324.75	$122.31	$154.85
February 2, 2007	$1,033.00	$131.84	$170.14

     This information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data with respect to each of the fiscal years ended February 1, 2003 (fiscal 2002), January 31, 2004 (fiscal 2003), January 29, 2005 (fiscal 2004), January 28, 2006 (fiscal 2005) and February 3, 2007 (fiscal 2006) have been derived from the Company’s audited Consolidated Financial Statements. All fiscal years end on the Saturday closest to January 31 of the respective year. Fiscal years 2002 through 2005 consisted of 52 weeks, while fiscal 2006 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2002	2003	2004	2005	2006
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$243,436	$299,663	$372,500	$464,633	$546,385
Cost of goods sold	109,836	127,364	147,674	177,006	207,947
Gross profit	133,600	172,299	224,826	287,627	338,438
Operating expenses:
Sales and marketing	89,186	110,230	143,586	179,201	212,331
General and administrative	24,310	30,554	38,003	45,930	52,453
Store opening costs	528	1,539	1,184	701	559
Total operating expenses	114,024	142,323	182,773	225,832	265,343
Operating income	19,576	29,976	42,053	61,795	73,095
Interest expense, net	1,098	1,623	1,696	1,794	938
Income before provision for income taxes	18,478	28,353	40,357	60,001	72,157
Provision for income taxes	7,635	12,073	15,876	24,751	28,935
Net income	$10,843	$16,280	$24,481	$35,250	$43,222

Per share information—diluted(a):
Net income per share	$0.66	$0.94	$1.38	$1.95	$2.36
Diluted weighted average number of shares
outstanding(a)	16,542	17,354	17,789	18,031	18,342

Balance Sheet Information (as of end of fiscal
year):
Working capital	$43,626	$76,214	$69,620	$96,856	$136,562
Cash and cash equivalents	8,389	875	1,425	7,344	43,080
Total assets	146,004	200,645	233,304	304,832	368,392
Total debt	10,519	29,863	6,859	5,797	412
Total noncurrent liabilities (including debt)	26,370	51,521	41,024	44,595	46,416
Stockholders’ equity	64,923	86,454	114,324	153,800	208,234
Other Data (as of end of fiscal year):
Number of stores(b)	160	210	269	324	376

(a)

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

(b)	Includes 12 franchise stores.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K. Fiscal years 2004 and 2005 consisted of 52 weeks, while fiscal 2006 consisted of 53 weeks. All comparisons between fiscal years 2005 and 2006 are 52-week versus 53-week results, respectively, unless otherwise noted.

Overview

     Net income in fiscal 2006 increased 22% to approximately $43.2 million, as compared with approximately $35.3 million in fiscal 2005. The increased earnings in fiscal 2006 were primarily attributable to:

  17.6% increase in net sales, with increases in both the Stores and Direct Marketing segments, while generating a slight increase in gross profit margins;

  4.3% increase in comparable store sales; and

  maintaining operating costs (sales & marketing and general & administrative costs) flat as a percentage of sales, as compared with the prior year, while expanding the store base by 52 stores.

     The Company had 376 stores as of the end of fiscal 2006, which included 357 Company-owned full-line stores, seven Company-owned factory stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 500 stores with potential to exceed 500 stores, depending on the performance of the Company over the next several years. The Company plans to open approximately 50 stores in fiscal 2007 as part of its plan to grow the chain to the 500 store level. The store growth is part of a strategic plan the Company initiated in fiscal 2000. In the past six years, the Company has continued to open new stores as infrastructure and performance has improved. As such, there were 21 new stores opened in the fiscal year ended February 2, 2002, 25 new stores opened in fiscal 2002, 50 new stores opened in fiscal 2003, 60 new stores opened in fiscal 2004, 56 new stores opened in fiscal 2005 and 52 new stores opened in fiscal 2006.

     Capital expenditures are expected to be approximately $29 million to $34 million in fiscal 2007, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores, and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores, of which $12-$14 million is expected to be reimbursed through landlord contributions. The Company also expects inventories to increase in 2007 to support new store openings and sales growth in both the Company’s Stores and Direct Marketing segments.

     The Company ended fiscal 2006 with no debt under its Credit Agreement, $0.4 million of term debt and $43.1 million of cash. The Company generated $60.9 million of cash from operating activities in fiscal 2006, which was primarily used to fund a $31.1 million increase in property, plant and equipment expenditures, repayment of $5.8 million of debt, and a $6.8 million increase in inventory levels primarily to support the opening of 52 new stores. The Company’s Credit Agreement with its bank extends to April 2010 and allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount borrowed to $125 million, if requested by April 30, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $99.6 million at February 3, 2007.

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

     Management’s sales assumptions are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal 2006) are classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers and white and blue button-down shirts, etc. The portions of products that have fashion elements are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.

     To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s factory stores, through the Internet website or on clearance at the retail stores, typically within twenty-four months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.9 million and $1.3 million in fiscal 2005 and 2006, respectively. The Company has a reserve against its current inventory value for product in its inventory as of the end of the fiscal year that may be sold below its cost in future periods. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation reserve could change.

     Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. In each of fiscal years 2004, 2005 and 2006, there have been no asset valuation charges.

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

     Recently Issued Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize an asset for a plan’s over-funded status or a liability for a plan’s under-funded status, measure a plan’s assets and obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for the Company’s fiscal year ended

February 3, 2007. The Company’s benefit plans and the impact of adopting SFAS No. 158 are more fully described in Note 8 of the consolidated financial statements.

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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the Company’s fiscal year ended February 3, 2007. The adoption of SAB No. 108 had no material impact on the Company’s consolidated financial statements.

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

     In June 2006, the FASB Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF No. 06-3”). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus is effective for the Company’s fiscal year beginning February 4, 2007. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company currently conforms to a net presentation.

Results of Operations

     The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, certain items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year
	2004	2005	2006
Net sales	100%	100%	100%
Cost of goods sold	39.6	38.1	38.1
Gross profit	60.4	61.9	61.9
Sales and marketing expenses	38.6	38.6	38.9
General and administrative expenses	10.2	9.9	9.6
Store opening costs	0.3	0.2	0.1
Operating income	11.3	13.3	13.4
Interest expense, net	0.5	0.4	0.2
Income before provision for income taxes	10.8	12.9	13.2
Provision for income taxes	4.2	5.3	5.3
Net income	6.6%	7.6%	7.9%

Fiscal 2006 Compared to Fiscal 2005

     Net Sales—Net sales increased 17.6% to $546.4 million in fiscal 2006 compared with $464.6 million in fiscal 2005. The Stores segment sales increased 17.1% in fiscal 2006 due primarily to a 4.3% increase in comparable store sales and the opening of 52 new stores as shown below. The comparable store sales increase is based on a comparison of the 53 weeks of fiscal 2006 with the corresponding 53 weeks of the prior year. Comparable store sales, which include merchandise sales generated in all full-line stores that have been open for at least thirteen full months, increased 4.3% in fiscal 2006. The increase in comparable store sales was led by increased traffic (as measured by number of transactions), while items and dollars per transaction decreased. Direct Marketing sales increased 26.5%, primarily driven by increases in Internet sales over fiscal 2005, while catalog sales declined as compared with the prior fiscal year.

     Most major product categories generated net sales increases in fiscal 2006, led by sales of dress shirts which increased nearly 15% over fiscal 2005 sales and sales of sportswear which increased nearly 7% over fiscal 2005 sales. Sales of the more luxurious Signature and Signature Gold suits, which together represented over 40% of suit sales in fiscal 2006, increased more than 21% over fiscal 2005 sales. For fiscal 2006 and 2005, suits represented approximately 24% and 25% of total merchandise sales, respectively. Merchandise sales exclude tailoring and franchise fee revenue.

     Net sales also increased as a result of the opening of new stores. The following table provides information regarding the number of stores opened and closed during fiscal 2005 and 2006:

	Fiscal 2005		Fiscal 2006
		Square		Square
	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the year	269	1,318	324	1,543
Stores opened	56	233	52	202
Stores closed	(1)	(8)	—	—
Stores open at the end of the year	324	1,543	376	1,745

*

Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet includes a net reduction of 8 square feet due to relocations or renovations in several stores.

     Gross Profit—Gross profit (net sales less cost of goods sold) in fiscal 2006 remained consistent with the prior year as a percentage of sales, increasing to $338.4 million or 61.94% of net sales in fiscal 2006 from $287.6 million or 61.90% of net sales in fiscal 2005. The slight increase in gross profit margin was driven by higher initial markups.

     The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution, store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.

     Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) full-line store, factory store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $212.3 million in fiscal 2006 from $179.2 million in fiscal 2005. As a percent of net sales, sales and marketing expenses increased slightly to 38.9% in fiscal 2006, as compared with 38.6% in fiscal 2005. The $33.1 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of 52 new stores in fiscal 2006, a full year of costs from the 56 new stores opened in fiscal 2005, and expanded advertising programs. The higher costs include a) $14.0 million of occupancy costs, b) $13.4 million of payroll, benefits and related costs, and c) $5.7 million of media advertising, catalog and other marketing costs and credit card and other variable selling costs. The Company expects sales and marketing expenses to increase in fiscal 2007 primarily as a result of opening approximately 50 new stores, the full year operation of stores that were opened during fiscal 2006, an increase in advertising expenditures, and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.

     General and Administrative Expenses—General and administrative expenses (“G&A”), which consist primarily of corporate payroll and overhead costs and distribution center costs, increased $6.5 million in fiscal 2006, as compared with fiscal 2005. Total corporate costs, including payroll, incentive compensation, taxes and other corporate overhead costs, increased $5.3 million. The increases in corporate payroll and overhead costs were primarily due to a) higher payroll and incentive compensation costs ($4.2 million), b) higher depreciation, occupancy and other administrative costs related to the expansion of the corporate offices in the middle of fiscal 2005 ($0.7 million), and c) higher professional fees ($0.4 million). Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.

     Distribution center costs increased $1.2 million in fiscal 2006, primarily due to a) higher payroll and benefits costs ($0.6 million) and b) higher occupancy, utilities and other miscellaneous costs ($0.5 million). The Company expects distribution center costs to increase in the future as it expects to process an increasing amount of inventory units to support future growth in the Stores and Direct Marketing segments.

     Store Opening Costs—Store opening costs, which include start-up costs such as travel for recruitment, training and setup of new stores, decreased $0.1 million in fiscal 2006, as compared with fiscal 2005, primarily as a result of the opening of 4 fewer new stores in fiscal 2006, as compared with fiscal 2005.

     Interest Expense, net—Interest expense, net decreased $0.9 million from fiscal 2005 to fiscal 2006 primarily due to a lower average borrowing balance, partially offset by higher interest rates. The average daily revolver loan borrowings decreased $9.1 million to $7.2 million in fiscal 2006, as compared with $16.3 million in fiscal 2005, while the weighted average interest rate increased to 6.8% in fiscal 2006 as compared with 6.0% in fiscal 2005. The Company expects interest expense to decrease in fiscal 2007, as it expects to have lower average borrowing levels, as compared with fiscal 2006.

     Income Taxes—The fiscal 2006 effective income tax rate decreased to 40.1% as compared with 41.2% in fiscal 2005. The income tax rate for fiscal 2006 reflects a reduction of previously recorded income tax liabilities settled or otherwise resolved in 2006 of approximately $0.7 million. In fiscal 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company's Federal income tax return for fiscal year 2004. The fiscal year 2004 income tax return was the first return that included the Company's change to the retail inventory method for income tax purposes, among other items. The income tax provision in the consolidated statements of income for fiscal 2006 reflects a $0.7 million reduction of previously recorded income tax liabilities that were settled in fiscal 2006. The IRS has not audited any period subsequent to fiscal 2004.

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

     Income Taxes—The fiscal 2005 effective income tax rate increased to 41.2% as compared with 39.3% in the fiscal 2004. The income tax rate for fiscal 2004 reflects a reduction of previously recorded income tax liabilities settled or otherwise resolved in 2004 of approximately $0.9 million.

Liquidity and Capital Resources

      The Company has a line of credit agreement (the “Credit Agreement”) with an available maximum borrowing amount up to $100 million and which extends to April 2010. Subject to certain limitations, the Company has the option to increase the amount borrowed to $125 million if requested prior to April 30, 2008, if needed and if supported by the borrowing base formula under the Credit Agreement. Borrowings are limited by a formula which considers certain of the Company’s asset values, including inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate, excluding unused line fees, was 6.0% and 6.8% for fiscal 2005 and 2006, respectively. Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.

     Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the availability under the line of credit in excess of outstanding borrowings is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. There were no borrowings outstanding under the line of credit as of January 28, 2006 and February 3, 2007. Additionally, the Company had $5.8 million and $0.4 million of term debt as of January 28, 2006 and February 3, 2007, respectively.

     As of February 3, 2007, the Company’s available borrowings under the Credit Agreement were $99.6 million. The average daily outstanding balances under the Credit Agreement for fiscal 2005 and 2006 were approximately $16.3 million and $7.2 million, respectively. The Company had a standby letter of credit of $0.4 million at January 28, 2006 and February 3, 2007, which secures the payment of rent at one leased location.

     The Company’s long-term debt as of February 3, 2007 totals $0.4 million and matures in full in the fiscal year ending January 29, 2011.

     The following table summarizes the Company’s sources and uses of funds as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Cash provided by (used in):
Operating activities	$51,453	$37,026	$60,911
Investing activities	(29,032)	(31,577)	(31,141)
Financing activities	(21,871)	470	5,966
Net increase (decrease) in cash and cash
equivalents	$550	$5,919	$35,736

     Cash provided by the Company’s operating activities in fiscal 2006 was generated primarily by increased net income and was used to support a $6.8 million increase in inventory and $5.7 million increase in prepaid rent and other leasing costs to support new store growth. Cash used in investing activities in fiscal 2006 relates primarily to capital expenditures for new store openings, renovations and relocations, and distribution center and systems projects. Cash provided by financing activities relates primarily to $11.4 million of proceeds and excess income tax benefits from the issuance of common stock in connection with stock option exercises, partially offset by $5.8 million of repayments of long-term debt, including voluntary early repayments of $5.1 million of long-term debt.

     Cash provided by the Company’s operating activities in fiscal 2005 was generated primarily by increased net income as compared with fiscal 2004 and was used to support a $49 million increase in inventory to support new store growth and to increase availability of certain core items. Cash used in investing activities in fiscal 2005 relates primarily to capital expenditures for new stores, distribution center and systems projects. Cash provided by financing activities relates primarily to $1.5 million of proceeds from the issuance of common stock in connection with stock option exercises, offset by $1.1 million of repayments of long-term debt.

     Cash provided by the Company’s operating activities in fiscal 2004 increased compared with fiscal 2003 primarily due to a lower overall increase of inventory compared with the same period of fiscal 2003 and increased net income. The net increase in inventory was $6.9 million in fiscal 2004, as compared with $42.5 million in fiscal 2003. Cash used in investing activities in fiscal 2004 relates primarily to capital expenditures for new stores and renovations of existing stores, distribution center and systems projects and was partially offset by the proceeds from the disposal of certain equipment. Cash used by financing activities relates primarily to $23 million of net payments under the Company’s revolving loan under the Credit Agreement, offset by $1.1 million from the proceeds of the exercise of stock options.

     For fiscal 2007, the Company expects to spend approximately $29 million to $34 million on capital expenditures, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. Management believes that the Company’s existing cash, cash flows from operating activities and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2007. The capital expenditures include the cost of the construction of leasehold improvements for new stores of which $12-$14 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in 2006, the Company negotiated approximately $12.1 million of landlord contributions, of which $4.5 million were collected by the fiscal year-end. The balance is expected to be received in fiscal 2007. Also, in fiscal 2006, the Company collected approximately $6.2 million of landlord contributions related to fiscal 2005 store openings, which were recorded within the operating activities section of the Consolidated Statement of Cash Flows. As of April 5, 2007, the Company has collected substantially all landlord contributions for stores opened in fiscal 2005 and prior.

     Off-Balance Sheet Arrangements—The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its Credit Agreement as discussed below.

Disclosures about Contractual Obligations and Commercial Commitments

     The Company’s principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring spaces and equipment. Under the terms of certain of the retail store leases, the Company is required to pay a base annual rent plus a contingent amount based on sales. In addition, many of the retail store leases include scheduled rent increases.

     The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of February 3, 2007:

	Payments Due by Fiscal Year (in thousands)
	2007	2008-2010	2011-2012	Beyond 2012	Total
Long-term debt	$—	$412	$—	$—	$412
Operating leases(a)	$45,816	$128,884	$74,393	$83,928	$333,021
Stand-by Letter-of-credit(b)	$—	$400	$—	$—	$400
License Agreement	$165	$495	$—	$—	$660

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to February 3, 2007. See Note 9 to the Consolidated Financial Statements.

(b)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At February 3, 2007, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or a spread over the LIBOR. A 100 basis point change in interest rate would have changed interest expense by approximately $0.1 million in fiscal 2006.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to pages F-1 to F-25 of this Annual Report on Form 10-K, which are incorporated by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

     Limitations on Controls and Procedures. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

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

     Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 3, 2007, of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 3, 2007.

     Management’s Annual Report on Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 3, 2007, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.

     Changes in Internal Control over Financial Reporting—There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a -15 of the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Attestation Report of the Registered Public Accounting Firm—The Company’s independent registered public accounting firm, Deloitte & Touche, LLP, has issued the following attestation report on management’s assessment and opinion on the effectiveness of the Company’s internal control over financial reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007, of the Company and our report dated April 16, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Baltimore, MD
April 16, 2007

Item 9B.    OTHER INFORMATION

     None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Item 10, other than the following information concerning the Company’s code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 4, 2007 (the first business day following 120 days from the close of its fiscal year ended February 3, 2007) or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2007.

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

Item 11.    EXECUTIVE COMPENSATION

     Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 4, 2007 or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2007.

     On April 13, 2007, the Company's Compensation Committee adopted a management bonus plan for the Company's executive officers for the 2007 fiscal year. Exhibit 10.15, which is incorporated by reference herein, includes a description of this plan.

     Also on April 13, 2007, the Company's Compensation Committee determined the amount payable to the Company's executive officers earned under the bonus plan adopted for fiscal 2006. These bonuses are as follows: Robert N. Wildrick, $2,667,278, R. Neal Black, $400,000, Robert B. Hensley, $355,000 and David E. Ullman, $325,000.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 4, 2007 or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 4, 2007 or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2007.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 4, 2007 or (b) filing an amendment to this Form 10-K which contains the required information by June 4, 2007.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)   (1) List of Financial Statements

     The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of January 28, 2006 and February 3, 2007	F-2

Consolidated Statements of Income for the Years Ended January 29, 2005, January 28, 2006 and
February 3, 2007	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended January 29, 2005, January 28,
2006 and February 3, 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended January 29, 2005, January 28, 2006 and
February 3, 2007	F-5

Notes to Consolidated Financial Statements	F-6

(a)	(2) List of Financial Statement Schedules

All required information is included within the Consolidated Financial Statements and the notes thereto.

(a)	(3) List of Exhibits

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the
Restated Certificate of Incorporation of the Company.*(26)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(15)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 19, 1997, including Exhibit C thereto (the Certificate of Designation governing the Company’s Series A Preferred Stock).*(4)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(5)†

10.2	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the
Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II,
LLC, as agent for such Lenders.*(17)

10.2(a)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo
Retail Finance II, LLC, as agent for such Lenders.*(24)

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E.
Ullman and Jos. A. Bank Clothiers, Inc.*(12)†

10.3(a)	—	First Amendment, dated April 30, 2003, to Amended and Restated Employment Agreement,
dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(15)†

10.3(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(20)†

10.3(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(22)†

10.3(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(27)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated
January 20, 2004.*(21)†

10.5	—	Employment Agreement, dated as of September 19, 1997, between Gary W. Cejka and Jos. A.
Bank Clothiers, Inc.*(5)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between
Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†

10.6(a)	—	First Amendment, dated as of April 30, 2003, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(15)†

10.6(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(21)†

10.6(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(22)†

10.6(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(27)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and
Jos. A. Bank Clothiers, Inc.*(7)†

10.7(a)	—	First Amendment, dated as of March 6, 2000, to Employment Agreement, dated as of
November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(8)†

10.7(b)	—	Second Amendment, dated as of May 25, 2001, to Employment Agreement, dated as of
November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(10)†

10.7(c)	—	Third Amendment, dated as of October 2, 2003, to Employment Agreement, dated as of
November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(16)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and
Jos. A. Bank Clothiers, Inc.*(7)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(11)†

10.8(d)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†

10.8(e)	—	Fifth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†

10.8(f)	—	Sixth Amendment, dated as of April 4, 2005, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(20)†

10.8(g)	—	Seventh Amendment, dated as of April 5, 2006, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†

10.8(h)	—	Eighth Amendment, dated as of April 13, 2007, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†

10.9	—	Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and
Jos. A. Bank Clothiers, Inc.*(8)†

10.9(a)	—	First Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(9)†

10.9(b)	—	Second Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of
December 21, 1999, by and between Neal Black and Jos. A. Bank Clothiers, Inc.*(11)†

10.9(c)	—	Third Amendment, dated as of May 29, 2002, to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(12)†

10.9(d)	—	Fourth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(15)†

10.9(e)	—	Fifth Amendment, dated as of April 4, 2005 to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†

10.9(f)	—	Sixth Amendment, dated as of April 5, 2006 to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(22)†

10.9(g)	—	Seventh Amendment, dated as of April 13, 2007 to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry
DeBoer.*(9)†

10.10(a)	—	Written description of 2007 base salary for Jerry DeBoer.*(27)†

10.11	—	Employment offer letter, dated September 18, 2000, from Jos. A. Bank Clothiers, Inc. to Gary
Merry.*(12)†

10.12	—	2002 Long-Term Incentive Plan.*(14)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(20)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2006, by and between Joseph A. Bank Mfg.
Co., Inc. and UNITE HERE MID-ATLANTIC REGIONAL JOINT BOARD.*(25)†

10.15	—	Description of compensation bonus plans applicable to named executive officers .*(27)†

21.1	—	Company subsidiaries.*(21)

23.1	—	Consent of Deloitte & Touche LLP.*(27)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.*(27)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.*(27)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.*(27)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.*(27)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3,
1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 3, 1996.

*(3)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 1, 1997.

*(4)	—	Incorporated by reference to the Company’s Form 8-K dated September 22, 1997.

*(5)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 31, 1998.

*(6)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 30, 1999.

*(7)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 29, 2000.

*(9)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 3, 2001.

*(10)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

*(11)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 2, 2002.

*(12)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(13)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2002.

*(14)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule
14(A) filed May 20, 2002.

*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 1, 2003.

*(16)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003

*(17)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 31, 2004.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20,
2004.

*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14,
2004.

*(20)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(21)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 29, 2005.

*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 2006.

*(23)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 28, 2006.

*(24)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(25)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(26)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended July 29, 2006.

*(27)	—	Filed herewith.

†	—	Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.:

     We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended February 3, 2007 (“fiscal 2006”), for the year ended January 28, 2006 (“fiscal 2005”) and for the year ended January 29, 2005 (“fiscal 2004”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, such fiscal 2006, fiscal 2005 and fiscal 2004 consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Baltimore, MD
April 16, 2007

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 28, 2006 AND FEBRUARY 3, 2007
(In Thousands, Except Share Information)

	January 28, 2006	February 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,344	$43,080
Accounts receivable, net	6,455	5,193
Inventories, net	176,642	183,471
Prepaid expenses and other current assets	12,852	18,560
Total current assets	203,293	250,304
NONCURRENT ASSETS:
Property, plant and equipment, net	100,973	117,553
Other noncurrent assets	566	535
Total assets	$304,832	$368,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,678	$41,683
Accrued expenses	51,834	63,606
Current portion of long-term debt	971	—
Deferred tax liability	10,954	8,453
Total current liabilities	106,437	113,742
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	4,826	412
Noncurrent lease obligations	35,007	42,053
Noncurrent deferred tax liability	2,697	2,595
Other noncurrent liabilities	2,065	1,356
Total liabilities	151,032	160,158
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or
outstanding	—	—
Common stock, $.01 par, 45,000,000 shares authorized, 17,283,804 issued and outstanding at January 28, 2006 and 18,039,826 issued and
outstanding at February 3, 2007	173	180
Additional paid-in capital	66,757	78,101
Retained earnings	86,870	130,092
Accumulated other comprehensive income and (losses)	—	(139)
Total stockholders’ equity	153,800	208,234
Total liabilities and stockholders’ equity	$304,832	$368,392

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 29, 2005, JANUARY 28, 2006 AND FEBRUARY 3, 2007
(In Thousands, Except Per Share Information)

	Fiscal 2004	Fiscal 2005	Fiscal 2006
NET SALES	$372,500	$464,633	$546,385
Cost of goods sold	147,674	177,006	207,947
GROSS PROFIT	224,826	287,627	338,438
OPERATING EXPENSES:
Sales and marketing	143,586	179,201	212,331
General and administrative	38,003	45,930	52,453
Store opening costs	1,184	701	559
Total operating expenses	182,773	225,832	265,343
OPERATING INCOME	42,053	61,795	73,095
Interest expense, net	1,696	1,794	938
Income before provision for income taxes	40,357	60,001	72,157
Provision for income taxes	15,876	24,751	28,935
NET INCOME	$24,481	$35,250	$43,222
EARNINGS PER SHARE
Net income:
Basic	$1.47	$2.07	$2.40
Diluted	$1.38	$1.95	$2.36
Weighted average shares outstanding:
Basic	16,680	17,021	17,981
Diluted	17,789	18,031	18,342

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 29, 2005, JANUARY 28, 2006 AND FEBRUARY 3, 2007
(In Thousands, Except Share Information)

						Accumulated
						other
	Shares of		Additional			comprehensive	Total
	common	Common	paid-in	Retained	Treasury	income and	stockholders’
	stock	stock	capital	earnings	stock	(losses)	equity
BALANCE, JANUARY
31, 2004	16,481,751	$122	$64,207	$27,183	$(5,058)	$—	$86,454
Net income	—	—	—	24,481	—	—	24,481
Issuance of common stock
pursuant to Incentive
Option Plan	345,452	2	1,166	—	—	—	1,168
Income tax benefit from
exercise of non-qualified
stock options	—	—	2,256	—	—	—	2,256
Stock dividend fractional
share repurchase	(1,833)	—	(35)	—	—	—	(35)
BALANCE, JANUARY
29, 2005	16,825,370	$124	$67,594	$51,664	$(5,058)	$—	$114,324
Net income	—	—	—	35,250	—	—	35,250
Retirement of treasury
stock, at cost	—	—	(5,058)	—	5,058	—	—
Issuance of common stock
pursuant to Incentive
Option Plan	460,156	5	1,596	—	—	—	1,601
Income tax benefit from
exercise of non-qualified
stock options	—	—	2,694	—	—	—	2,694
Stock dividend fractional
share repurchase	(1,722)	—	(69)	—	—	—	(69)
Stock dividend transfer of
par value	—	44	—	(44)	—	—	—
BALANCE, JANUARY
28, 2006	17,283,804	$173	$66,757	$86,870	$—	$—	$153,800
Net income	—	—	—	43,222	—	—	43,222
Adjustment to minimum
pension liability, net of
tax effect of $4	—	—	—	—	—	6	6
Comprehensive income						6	43,228
Adjustment to initially
apply FAS No. 158, net
of tax benefit of $95	—	—	—	—	—	(145)	(145)
Issuance of common stock
pursuant to Incentive
Option Plan	756,022	7	7,397	—	—	—	7,404
Income tax benefit from
exercise of non-qualified
stock options	—	—	3,947	—	—	—	3,947
BALANCE, FEBRUARY
3, 2007	18,039,826	$180	$78,101	$130,092	$—	$(139)	$208,234

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 29, 2005, JANUARY 28, 2006 AND FEBRUARY 3, 2007
(In Thousands)

	Fiscal 2004	Fiscal 2005	Fiscal 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,481	$35,250	$43,222
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase (decrease) deferred taxes	1,906	12,791	(2,603)
Depreciation and amortization	10,498	13,020	15,809
Loss on disposition of assets	4	31	34
Income tax benefit from exercise of non-qualified stock options	2,256	2,694	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(597)	(1,657)	1,262
Increase in inventories	(6,905)	(48,949)	(6,829)
Increase in prepaid expenses and other assets	(1,569)	(960)	(5,708)
(Increase) decrease in non-current assets	(273)	942	31
Increase (decrease) in accounts payable	11,385	2,545	(995)
Increase in accrued expenses	242	15,503	10,490
Increase in noncurrent lease obligations	10,266	4,689	7,046
Increase (decrease) in other noncurrent liabilities	(241)	1,127	(848)
Net cash provided by operating activities	51,453	37,026	60,911
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(29,939)	(31,577)	(31,141)
Proceeds from disposal of assets	907	—	—
Net cash used for investing activities	(29,032)	(31,577)	(31,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	80,360	106,185	90,135
Repayment of borrowings under revolving loan agreement	(100,947)	(106,185)	(90,135)
Proceeds from long-term debt	—	—	400
Repayment of other long-term debt	(2,417)	(1,062)	(5,785)
Income tax benefit from exercise of non-qualified stock options	—	—	3,947
Proceeds from issuance of common stock, net of fractional share
repurchase	1,133	1,532	7,404
Net cash provided by (used in) financing activities	(21,871)	470	5,966
Net increase in cash and cash equivalents	550	5,919	35,736
CASH AND CASH EQUIVALENTS, beginning of year	875	1,425	7,344
CASH AND CASH EQUIVALENTS, end of year	$1,425	$7,344	$43,080

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
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

     Reclassifications—Certain amounts for fiscal 2005 and 2004 have been reclassified to conform with the presentation in fiscal 2006. The Company reclassified certain post-retirement benefits liabilities from current to noncurrent in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

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

     Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005 (fiscal 2004) and January 28, 2006 (fiscal 2005) each contained fifty-two weeks, while the fiscal year ended February 3, 2007 (fiscal 2006) contained fifty-three weeks.

     Seasonality— The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis. The Company has increased its marketing efforts during peak selling times, resulting in profits generated during the fourth quarter holiday season becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the year. In the fourth quarters of fiscal years 2004, 2005 and 2006, the Company generated approximately 51%, 53% and 58%, respectively, of its annual net income.

     Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information. However, actual results could and probably will differ from those estimates. Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments and useful lives for depreciation and amortization.

     Cash and Cash Equivalents—Cash and cash equivalents include overnight investments with maturities of 90 days or less at the date of acquisition.

     Interest Expense—Interest expense, net, includes interest income of approximately $129, $135 and $461 in fiscal 2004, 2005 and 2006, respectively.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Interest paid	$1,616	$1,809	$1,422
Income taxes paid	$13,918	$6,828	$25,318

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

     Franchise Fees—The Company has 12 stores operated by franchisees, representing approximately 3% of the Company’s store base. Monthly franchise fees are recognized when earned under the franchise agreements, which is at the time the franchisee generates a sale. The fees are based on a percentage of sales generated by the franchise stores and such fees are included in net sales in the Consolidated Statements of Income. Initial franchise fees are fully earned upon execution of the franchise agreements and there are no further obligations on the part of the Company in order to earn the initial franchise fee.

     The Company does not have any controlling interest in any of its franchisees through voting rights or any other means and, in accordance with the revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” does not consolidate these entities. The Company sells inventory to its franchise stores at prices above cost and the franchise stores have the right to return a certain amount of inventory to the Company.

     Gift Cards and Certificates—The Company sells gift cards to individuals and companies. The Company’s apparel incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift cards and gift certificates marketed by major premium/incentive companies. The Company records a liability when a gift card/certificate is purchased. As the gift card/certificate is redeemed, the Company reduces the liability and records revenue.

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
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     Landlord Contributions—Landlord contributions are accounted for as an increase to current and noncurrent lease obligations and as an increase to prepaid and other current assets until collected. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense. The amortization of noncurrent lease obligations recognized in the Consolidated Statements of Income were $2.8 million, $3.7 million and $4.9 million in fiscal years 2004, 2005 and 2006, respectively.

     Catalog—Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with Statement of Position No. 93-7, “Reporting on Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers order from a particular catalog, which is typically four months. The benefit period is based on historical ordering patterns. As of January 28, 2006 and February 3, 2007, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.3 million and $1.7 million, respectively.

     Marketing Expenses— Marketing expenses consist of advertising, display, list rental and Internet costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $25.9 million, $31.1 million and $32.9 million in fiscal 2004, 2005 and 2006, respectively. These amounts exclude catalog production costs of approximately $5.9 million, $6.6 million and $6.2 million for fiscal 2004, 2005 and 2006. Marketing and catalog costs are included in “Sales and Marketing” in the accompanying Consolidated Statements of Income.

     Contingent Rental Expense—The Company has certain store leases that determine all or a portion of their rent based on annual aggregate sales from the respective stores. The Company recognizes contingent rental expense prior to achievement of the specified target that triggers the contingent rental provided that achievement of that target is probable. The amount is recorded on a straight-line basis throughout the year.

     Property, Plant and Equipment—Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

Estimated
Asset Class	Useful Lives
Buildings and improvements	25 years
Equipment	3-10 years
Furniture and fixtures	10 years
Leasehold improvements	Generally 10 years

     The Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal 2004, 2005 and 2006 was approximately $10.5 million, $13.0 million and $15.8 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     Other Noncurrent Assets— Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method. Amortization expense for fiscal 2004, 2005 and 2006 was $68, $74 and $93, respectively, and included $30 write-off of financing costs in fiscal 2006 due to the voluntary early prepayment of long-term debt.

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

     Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. As January 28, 2006 and February 3, 2007, the fair value of the Company’s debt approximated the carrying value.

     Net Sales—In the Company’s Stores segment, net sales are recognized at the point-of-sale. In the Company’s Direct Marketing segment, sales are recognized when products are shipped to the customer. The Company provides for sales returns based on estimated returns in future periods. The sales return reserves were $0.5 million for each fiscal year 2004, 2005 and 2006, and were included in accrued expenses on the consolidated balance sheets.

     Classification of Expenses—Cost of goods sold includes cost of merchandise, cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Merchandise management, distribution, warehousing and corporate overhead costs are included in general and administrative expenses.

     Lease Accounting—Rent expense on leases, including the amortization of landlord contributions, is recorded on a straight-line basis over the term of the lease and the excess of expense over cash amounts paid are included in “noncurrent lease obligations” in the accompanying Consolidated Balance Sheets. The term of the lease begins on the date the Company has the right to control the use of the leased property, generally approximately five to eight weeks prior to opening the store.

     Store Opening Costs—Costs incurred in connection with initial promotion and other start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.

     Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

     The Company establishes an estimated liability for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, Accounting for Contingencies. This liability addresses a number of issues for which the Company may have to pay additional taxes and interest when all examinations by taxing authorities are concluded. The liability amounts for such matters are based on an evaluation of the underlying facts and circumstances, a thorough research of the technical merits of the Company’s filing positions and an assessment of the chances of the Company prevailing in its positions. The Company operates in 42 states and the District of Columbia and significantly more local tax jurisdictions and has unaudited open tax years with many of these taxing authorities, including the Internal Revenue Service.

     Earnings Per Share (“EPS”)—Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the year. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution as a result of the exercise of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Weighted average shares outstanding for basic EPS	16,680	17,021	17,981
Dilutive effect of stock options	1,109	1,010	361
Weighted average shares outstanding for diluted EPS	17,789	18,031	18,342

     The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company were included in the computation of diluted net income per share in all years presented. As of January 29, 2005, there were 24 stock options which were antidilutive and have been excluded from the calculation of dilutive EPS. As of January 28, 2006 and February 3, 2007, there were no stock options which were antidilutive.

     Authorized Common Shares—At the 2006 annual meeting of shareholders held on June 23, 2006, the shareholders voted to approve an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 20 million shares to 45 million shares.

     Incentive Plans—Incentive plans provide cash incentive compensation to certain employees based upon the attainment of certain annual earnings and performance goals, as well as certain discretionary goals. At each quarter-end, the Company estimates the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments and records incentive compensation accordingly. Any incentive compensation which is likely to be paid for the year is expensed based on the proportion of the earnings-to-date to projected annual earnings.

     Recently Issued Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize an asset for a plan’s over-funded status or a liability for a plan’s under-funded status, measure a plan’s assets and obligations that determine its funded status as of the date of the employer’s fiscal year-end, and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for the Company’s fiscal year ended February 3, 2007. The Company’s benefit plans and the impact of adopting SFAS No. 158 are more fully described in Note 8.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the Company’s fiscal year ended February 3, 2007. The adoption of SAB No. 108 had no material impact on the Company’s consolidated financial statements.

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

     In June 2006, the FASB Emerging Issues Task Force (“EITF”) ratified EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF No. 06-3”). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus is effective for the Company’s fiscal year beginning February 4, 2007. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company currently conforms to a net presentation.

2.   INVENTORIES:

     Inventories as of January 28, 2006 and February 3, 2007, consist of the following:

	January 28, 2006	February 3, 2007
Finished goods	$169,068	$175,690
Raw materials	7,574	7,781
Total inventories, net	$176,642	$183,471

3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets as of January 28, 2006 and February 3, 2007, consist of the following:

	January 28, 2006	February 3, 2007
Landlord contributions receivable	$6,600	$7,691
Prepaid rents	—	3,293
Prepaid expenses and other current assets	6,252	7,576
Total prepaid expenses and other current assets, net	$12,852	$18,560

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

4.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment as of January 28, 2006 and February 3, 2007, consists of the following:

	January 28, 2006	February 3, 2007
Land	$349	$349
Buildings and improvements	12,014	12,062
Leasehold improvements	82,336	97,511
Furniture and fixtures	47,927	58,043
Equipment and other	28,683	35,079
	171,309	203,044
Less: accumulated depreciation and amortization	(70,336)	(85,491)
Property, plant and equipment, net	$100,973	$117,553

     As of January 28, 2006 and February 3, 2007, included in the amounts shown above are $5.5 million and $6.8 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective year-ends. These amounts are excluded from payments for capital expenditures and accrued expenses in the accompanying Consolidated Statements of Cash Flows.

5.   ACCRUED EXPENSES:

     Accrued expenses as of January 28, 2006 and February 3, 2007, consist of the following:

	January 28, 2006	February 3, 2007
Accrued compensation and benefits	$13,494	$14,947
Gift cards and certificates payable	6,983	9,327
Accrued property, plant and equipment	5,539	6,822
Accrued federal income tax	5,533	12,267
Current portion of lease obligations	4,976	6,238
Other accrued expenses	15,309	14,005
Total	$51,834	$63,606

     Other accrued expenses consist primarily of liabilities related to: accrued advertising; franchise, sales and property taxes; customer deposits and other accrued costs.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

6.   LONG-TERM DEBT:

     Long-term debt as of January 28, 2006 and February 3, 2007, consists of the following:

	January 28, 2006	February 3, 2007
Bank Credit Agreement—
Borrowings under revolving loan agreement	$—	$—
Mortgage loan secured by corporate office and distribution center, interest at 8.15% payable in monthly installments through
April 1, 2013; prepaid in fiscal 2006	3,902	—
Loan payable secured by certain distribution center equipment, variable interest (7.28% at January 28, 2006) payable in monthly
installments through August 1, 2009; prepaid in fiscal 2006	1,676	—
Other notes payable	219	412
Total long-term debt	5,797	412
Less: current portion	971	—
Long-term debt, net of current portion	$4,826	$412

     Bank Credit Agreement—The Company has a line of credit agreement (the “Credit Agreement”) with an available maximum borrowing amount up to $100 million and which extends to April 2010. Subject to certain limitations, the Company has the option to increase the amount borrowed to $125 million if requested prior to April 30, 2008, if needed and if supported by the borrowing base formula under the Credit Agreement. Borrowings are limited by a formula, which considers certain of the Company’s asset values, including inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate, excluding unused line fees, was 6.0% and 6.8% for fiscal 2005 and 2006, respectively. Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.

     Under the provisions of the Credit Agreement, the Company must comply with certain covenants, if the availability under the line of credit in excess of outstanding borrowings (“Availability”) is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. There were no borrowings outstanding under the line of credit as of January 28, 2006 and February 3, 2007.

     As of February 3, 2007, the Company’s Availability under the Credit Agreement was $99.6 million. The average daily outstanding balances under the Credit Agreement for fiscal 2005 and 2006 were approximately $16.3 million and $7.2 million respectively. The Company had a standby letter of credit of $0.4 million at January 28, 2006 and February 3, 2007, which secures the payment of rent at one leased location.

     Additionally, the Company has $5.8 million and $0.4 million of term debt as of January 28, 2006 and February 3, 2007, respectively. The Company’s long-term debt as of February 3, 2007 matures in full in the fiscal year ending January 29, 2011.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

7.   INCOME TAXES:

     The provision for income taxes consisted of the following:

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Federal:
Current	$11,444	$10,192	$26,074
Deferred	2,014	10,491	(2,214)
State:
Current	2,526	1,768	5,372
Deferred	(108)	2,300	(297)
Provision for income taxes	$15,876	$24,751	$28,935

     Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal 2004, 2005 and 2006 to income before provision for income taxes as follows:

	Fiscal 2004	Fiscal 2005	Fiscal 2006
Computed federal tax provision at statutory rates	$14,125	$21,000	$25,255
State income taxes, net of federal income tax effect	1,621	2,653	3,298
Non-deductible compensation	755	907	957
Change in tax reserves	(861)	101	(681)
Other, net	236	90	106
Provision for income taxes	$15,876	$24,751	$28,935

     The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of January 28, 2006 and February 3, 2007 are as follows:

	January 28, 2006	February 3, 2007
Deferred tax assets:
Current accrued liabilities and other	$2,387	$2,913
Noncurrent lease obligations	15,817	19,161
Noncurrent accrued liabilities and other	537	524
	18,741	22,598

Deferred tax liabilities:
Current inventories	(12,129)	(10,080)
Current prepaid expenses and other current assets	(1,212)	(1,286)
Noncurrent property, plant and equipment	(19,051)	(22,280)
	(32,392)	(33,646)
Net deferred tax liability	$(13,651)	$(11,048)

     In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at January 28, 2006 and February 3, 2007.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

7.   INCOME TAXES: (Continued)

     In fiscal 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company's Federal income tax return for fiscal year 2004. The fiscal year 2004 income tax return was the first return that included the Company's change to the retail inventory method for income tax purposes, among other items. The income tax provision in the consolidated statements of income for fiscal 2006 includes $0.7 million reduction of previously recorded income tax liabilities that were settled in fiscal 2006. The IRS has not audited any period subsequent to fiscal 2004.

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

     As of February 3, 2007, the Company adopted SFAS No. 158. The statement, which is an amendment to SFAS No. 87, SFAS No. 88, SFAS No. 106, and SFAS No. 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its balance sheet. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS No. 158 also requires an employer to recognize changes in that funded status related to unrecognized prior service costs, transition obligations or actuarial gains/losses in the year in which the changes occur through other comprehensive income and losses in the stockholders’ equity section of its balance sheet. As a result of the adoption of SFAS No. 158, prepaid pension costs related to our defined benefit pension decreased by $0.2 million and our accumulated other comprehensive losses, net of related deferred income taxes, increased by approximately $0.1 million as of February 3, 2007.

     In addition, this statement requires companies to measure plan assets and obligations at the date of the Company’s year-end, regardless of the plan’s year-end date, with limited exceptions. Currently, the Company’s measurement date of plan assets and obligations is December 31, which is consistent with the Plan’s year-end. The measurement provision is required for our fiscal year ending January 31, 2009.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

8.   BENEFIT PLANS: (Continued)

     The impact of adopting SFAS No. 158 resulted in adjustments to the beginning balances for fiscal 2006 of pension-related balances as displayed in the table below:

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
	(In thousands)
Assets
Other assets	$275	$(240)	$35
Liabilities
Defined benefit pension plans	—	—	—
Postretirement benefit plans	547	—	547
Other noncurrent liabilities	$547	$—	$547
Stockholders' Equity
Accumulated other comprehensive income and
(losses), net of tax	$—	$(145)	$(145)

     The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2005 and 2006:

			Postretirement
	Pension Benefits		Benefits
	2005	2006	2005	2006
Accumulated benefit obligation	$501	$575	$410	$407
Fair value of plan assets	536	560	—	—
Funded status	$35	$(15)	$(410)	$(407)
Accrued (prepaid) benefit cost recognized in the balance sheets .	$(275)	$15	$547	$584

     Weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2005 and 2006 (the dates of the latest actuarial calculations) was 6.0% for both years. Weighted-average assumptions used to determine net cost for fiscal 2005 and 2006 included discount rate of 6.0% and return on plan assets assumption of 8.0% for both years.

     The Company’s overall expected long-term rate of return on assets is 8.0%. Plan assets of the Company’s pension benefits as of December 31, 2005 and December 31, 2006 consisted primarily of balanced mutual funds and short-term investment funds.

     Pension expense recognized in the Company’s statements of income for fiscal 2004, 2005 and 2006 was $46, $55 and $79, respectively. The Company contributed $85 and $0 in fiscal 2005 and fiscal 2006, respectively, to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal 2007 to the pension plan.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

8.   BENEFIT PLANS: (Continued)

     Profit Sharing Plan—The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate at the beginning of the month after 90 days of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary. Amounts expensed by the Company related to the plan were approximately $0.5 million, $0.6 million and $0.6 million for fiscal 2004, 2005, and 2006, respectively.

     Deferred Compensation Plan—The Company also maintains a non-qualified deferred compensation plan for certain highly-compensated employees. All assets of the plan are fully subject to the Company’s creditors. There were no matching contributions by the Company for fiscal 2004, 2005 and 2006, although contributions were made by certain employees. Included in the Company’s Consolidated Balance Sheets are separate amounts of an equal asset and liability of $0.8 million at January 28, 2006 and $1.2 million at February 3, 2007.

9.   COMMITMENTS AND CONTINGENCIES:

     On July 24, 2006, a lawsuit was filed against the Company and Robert N. Wildrick, the Company’s Chief Executive Officer, in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Class Action”). On August 3, 2006, a lawsuit substantially similar to the Class Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Class Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Class Action and the Tewas Trust Action were consolidated under the Class Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.

     Massachusetts Labor Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black, the Company’s President and David E. Ullman, the Company’s Executive Vice President and Chief Financial Officer, have been added as defendants. On behalf of purchasers of the Company's stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys' fees. The Company has filed a Motion to Dismiss, and intends to defend vigorously, the Class Action.

     On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, costs, and attorneys' fees.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
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

     On October 17, 2006, the Hutton Action and the Kemp Action were consolidated under the Hutton Action case number (1:06-cv-02095-BEL) and are now known as In re Jos. A. Bank Clothiers, Inc. Derivative Litigation (the “Derivative Action”). The Amended Shareholder Derivative Complaint in the Derivative Action was filed against the same defendants as those in the Hutton Action, extended the Relevant Period to October 20, 2006 and purports to assert substantially the same claims and seek substantially the same relief. The Company has filed a Motion to Dismiss, and intends to defend vigorously, the Derivative Action.

     The resolution of the Class Action and the Derivative Action cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for loss associated with these actions. It is possible that the Company’s Consolidated Statement of Income, Balance Sheet and Statement of Cash Flows could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.

     On September 15, 2005, a lawsuit was filed against the Company in the Superior Court of California, County of Solano, Case No. FCS 026631 (the “McClure Action”), alleging unlawful wage payment and employment practices with regard to a purported class of persons. The essential allegations of the McClure Action were duplicated in a lawsuit filed against the Company on February 21, 2006 in the Superior Court of California, County of San Francisco, Case No. CGC 06449650 (the “Palmtag Action”). The McClure Action and the Palmtag Action were consolidated in the Superior Court of California, County of Solano, as Judicial Council Coordination Proceeding No. 4479 (the “Consolidated Action”). In fiscal 2006, the Company entered into a Stipulation of Settlement to resolve the Consolidated Action. On March 1, 2007, the Superior Court of California, County of Solano, issued final approval of the Stipulation of Settlement and dismissed the Consolidated Action with prejudice. The terms of the Stipulation of Settlement did not have a material impact on the Company’s consolidated financial statements.

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

     Employment Agreements and Incentive Compensation—The Company has employment agreements with certain of its executives expiring at various points through January 2009, aggregating base compensation of $6.0 million (not including annual adjustments) over the terms. Depending on the circumstances of the termination, the Company has severance obligations to these and certain other executives aggregating up to approximately $4.5 million, not including annual adjustments. These executives are also eligible for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. The Company expensed approximately $4.8 million, $6.5 million and $6.5 million for incentive compensation for all eligible employees in fiscal 2004, 2005 and 2006, respectively.

     Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

9.   COMMITMENTS AND CONTINGENCIES: (Continued)

     Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of February 3, 2007, were as follows:

Fiscal Year	Amount
2007	$44,042
2008	42,457
2009	39,657
2010	37,594
2011	35,713
Thereafter	100,674
Total	$300,137

     The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases.

     Total rental expense for operating leases, including contingent rentals, was approximately $25.7 million, $33.2 million and $40.1 million for fiscal 2004, 2005 and 2006, respectively. Contingent rent expense in fiscal 2004, 2005 and 2006, which are based on a percentage of net sales, was approximately $1.5 million, $1.9 million and $1.7 million, respectively.

     As of February 3, 2007, the Company has also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements were $1.8 million in fiscal 2007, $3.0 million in fiscal 2008, $3.0 million in fiscal 2009, $3.1 million in fiscal 2010, $3.0 million in fiscal 2011 and $19.0 million thereafter.

     Inventories—The Company ordinarily places orders for the purchases of inventory at least one to two seasons in advance. Approximately 13% of the total product purchases (including piece goods) in fiscal 2006 were sourced from United States suppliers, and approximately 87% were sourced from suppliers in other countries. In fiscal 2006, approximately 38% of the total product purchases were manufactured in China (including 19% from Hong Kong) and 21% in Mexico. In fiscal 2006, the Company purchased approximately 34% of its finished product through an agent who sources the products from various vendors. No other country represented more than 8% of total product purchases in fiscal 2006. The Company purchases the raw materials for approximately 12% of its finished products, of which five vendors accounted for over 80% of the raw materials purchased directly by the Company in fiscal 2006. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.

     Other—The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name. The agreement expires in January 2011. The minimum annual commitment under this agreement through fiscal 2006 was $0.2 million and represents the amount paid in each of fiscal 2004, 2005 and 2006. Beginning in fiscal 2007 through fiscal 2010 the minimum annual commitment is $0.2 million.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
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

     Changes in options outstanding were as follows:

	Fiscal 2004		Fiscal 2005		Fiscal 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,075	$7.18	1,758	$8.22	1,334	$10.34
Granted	36	$21.62	36	$24.39	—	$—
Exercised	(346)	$2.90	(460)	$3.48	(756)	$9.79
Canceled	(7)	$9.88	—	$—	—	$—
Outstanding at end of year	1,758	$8.22	1,334	$10.34	578	$11.06

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in fiscal 2004 and 2005:

	Fiscal 2004	Fiscal 2005
Risk free interest rate	2.9-3.2%	3.88%
Expected volatility	49-50%	34%
Expected life	3 to 7 years	3 years
Contractual life	1 to 10 years	1 to 10 years
Expected dividend yield	0%	0%
Fair value of options granted	$7.85	$7.24
Options granted	36	36
Weighted average exercise price	$21.62	$26.29

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

10. INCENTIVE STOCK OPTION PLAN: (Continued)

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of the fiscal 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying condensed consolidated balance sheet and statement of income, at and for the fiscal year ended February 3, 2007. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted, if any.

     SFAS 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. For fiscal 2004, 2005 and 2006, tax benefits realized from stock option exercises totaled $2,256, $2,694 and $3,947, respectively.

     Prior to fiscal 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148. To account for its fixed-plan stock options, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued in March 2000. Under this method, compensation expense was recorded on the measurement date only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company issued substantially all options at or above the market price on the measurement date. There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for fiscal 2004, 2005 and 2006. SFAS 123, as amended by SFAS 148, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 prior to adoption of SFAS 123R, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in fiscal 2004 and 2005 and compensation expense had been recorded:

	Fiscal 2004	Fiscal 2005
Net income, as reported	$24,481	$35,250
Deduct total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of tax	442	180
Pro forma net income	$24,039	$35,070
Basic net income per common share, as reported	$1.47	$2.07
Pro forma basic net income per common share	$1.44	$2.06
Diluted net income per common share, as reported	$1.38	$1.95
Pro forma diluted net income per common share	$1.35	$1.94

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

10. INCENTIVE STOCK OPTION PLAN: (Continued)

     Options exercised in fiscal 2006 resulted in an increase of $11.4 million in stockholders’ equity, consisting of $7.4 million of cash proceeds and $4.0 million of tax benefit, related to compensation deductions for income tax purposes.

     The following table summarizes information about stock options outstanding and exercisable as of February 3, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise Price	Number	Exercise Price
Range of Exercise Prices	Outstanding	per Share	per Share	Exercisable	per Share
$1.49-$1.76	48	2.84	$1.51	48	$1.51
$2.17-$2.80	22	2.40	$2.41	22	$2.41
$4.59	80	5.11	$4.59	80	$4.59
$6.12	5	5.49	$6.12	5	$6.12
$9.88	250	6.10	$9.88	250	$9.88
$16.42-$16.58	100	6.81	$16.43	100	$16.43
$19.55	7	7.49	$19.55	7	$19.55
$22.10-$27.60	66	7.92	$24.39	66	$24.39
Total	578	5.90	$11.06	578	$11.06

11. RIGHTS AGREEMENT:

     The Company maintains a Rights Agreement in which preferred stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of the Company’s outstanding Common Stock held as of the close of business on September 30, 1997. The number of Rights associated with each share of the Company’s Common Stock has been proportionally adjusted in connection with the stock dividends issued by the Company in accordance with the Rights Agreement such that, after giving effect to the Company’s 25% stock declared on December 14, 2005, one Right corresponds to every 2.34 shares of the Company’s Common Stock held. In addition, the Rights Agreement provides that at the time Rights certificates evidencing the Rights are to be issued, the Company will not be required to issue Rights certificates that evidence fractional Rights. In lieu of such fractional Rights, the Company will pay to the persons to which fractional Rights would otherwise be issuable, an amount in cash equal to the fraction of the market value of a whole Right.

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
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

11. RIGHTS AGREEMENT: (Continued)

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

12. SEGMENT REPORTING:

     The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding factory stores. The Direct Marketing segment includes catalog and Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.

     The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution, which excludes any allocation of “management company” costs, distribution center costs (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes.

     The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the Stores segment, the typical customer travels to the store and purchases men’s clothing and/or alterations and takes their purchases with them. The Direct Marketing customer receives a catalog in his or her home and/or office and/or visits our web page via the Internet and either calls, mails, faxes or places an online order. The merchandise is then shipped to the customer.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

12. SEGMENT REPORTING: (Continued)

     Segment data is presented in the following table:

		Direct
Fiscal 2004	Stores	Marketing	Other	Total
Net sales(a)	$325,304	$36,513	$10,683	$372,500
Depreciation and amortization	8,720	69	1,709	10,498
Operating income(b)	70,299	11,492	(39,738	42,053
Interest expense, net	—	—	1,696	1,696
Total assets(c)	198,641	17,147	17,516	233,304
Capital expenditures(d)	25,056	18	4,865	29,939

		Direct
Fiscal 2005	Stores	Marketing	Other	Total
Net sales(a)	$408,452	$44,453	$11,728	$464,633
Depreciation and amortization	10,777	70	2,173	13,020
Operating income(b)	94,694	15,815	(48,714	61,795
Interest expense, net	—	—	1,794	1,794
Total assets(c)	257,499	30,982	16,351	304,832
Capital expenditures(d)	29,238	44	2,295	31,577

		Direct
Fiscal 2006	Stores	Marketing	Other	Total
Net sales(a)	$478,234	$56,244	$11,907	$546,385
Depreciation and amortization	13,363	77	2,369	15,809
Operating income(b)	105,151	21,835	(53,891)	73,095
Interest expense, net	—	—	938	938
Total assets(c)	323,679	28,500	16,213	368,392
Capital expenditures(d)	29,021	41	2,079	31,141

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

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2004, 2005 AND 2006
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)

13. QUARTERLY FINANCIAL INFORMATION (Unaudited):

     Summarized quarterly financial information in fiscal 2005 and 2006 as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
Fiscal 2005
Net sales	$96,575	$98,588	$105,639	$163,831	$464,633
Gross profit	60,613	61,178	63,472	102,364	287,627
Operating income	11,782	9,397	8,546	32,070	61,795
Net income	6,737	5,339	4,652	18,522	35,250
Diluted income per common share	$0.38	$0.30	$0.26	$1.02	$1.95

Fiscal 2006
Net sales	$113,665	$119,098	$119,511	$194,111	$546,385
Gross profit	69,751	74,299	72,454	121,934	338,438
Operating income	10,435	12,299	9,059	41,302	73,095
Net income	5,861	6,973	5,508	24,880	43,222
Diluted income per common share	$0.32	$0.38	$0.30	$1.36	$2.36

SIGNATURES

     Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007

JOS. A. BANK CLOTHIERS, INC.
(registrant)

By:	/s/ ROBERT N. WILDRICK
ROBERT N. WILDRICK
CHIEF EXECUTIVE OFFICER AND PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT N. WILDRICK	Director, Chief Executive Officer and President	April 16, 2007
(Principal Executive Officer)

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	April 16, 2007
(Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREW A. GIORDANO	Director, Chairman of the Board	April 16, 2007

/s/ GARY S. GLADSTEIN	Director	April 16, 2007

/s/ WILLIAM E. HERRON	Director	April 16, 2007

/s/ DAVID A. PREISER	Director	April 16, 2007

/s/ SIDNEY H. RITMAN	Director	April 16, 2007

Exhibits Index

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the
Restated Certificate of Incorporation of the Company.*(26)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(15)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 19, 1997, including Exhibit C thereto (the Certificate of Designation governing the Company’s Series A Preferred Stock).*(4)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(5)†

10.2	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the
Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II,
LLC, as agent for such Lenders.*(17)

10.2(a)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo
Retail Finance II, LLC, as agent for such Lenders.*(24)

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E.
Ullman and Jos. A. Bank Clothiers, Inc.*(12)†

10.3(a)	—	First Amendment, dated April 30, 2003, to Amended and Restated Employment Agreement,
dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(15)†

10.3(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(20)†

10.3(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(22)†

10.3(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank
Clothiers, Inc.*(27)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated
January 20, 2004.*(21)†

10.5	—	Employment Agreement, dated as of September 19, 1997, between Gary W. Cejka and Jos. A.
Bank Clothiers, Inc.*(5)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between
Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†

10.6(a)	—	First Amendment, dated as of April 30, 2003, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(15)†

10.6(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(21)†

10.6(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank
Clothiers, Inc.*(22)†

10.6(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment
Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank

Clothiers, Inc.*(27)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and
Jos. A. Bank Clothiers, Inc.*(7)†

10.7(a)	—	First Amendment, dated as of March 6, 2000, to Employment Agreement, dated as of
November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(8)†

10.7(b)	—	Second Amendment, dated as of May 25, 2001, to Employment Agreement, dated as of
November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(10)†

10.7(c)	—	Third Amendment, dated as of October 2, 2003, to Employment Agreement, dated as of
November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(16)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and
Jos. A. Bank Clothiers, Inc.*(7)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(11)†

10.8(d)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†

10.8(e)	—	Fifth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†

10.8(f)	—	Sixth Amendment, dated as of April 4, 2005, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(20)†

10.8(g)	—	Seventh Amendment, dated as of April 5, 2006, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†

10.8(h)	—	Eighth Amendment, dated as of April 13, 2007, to Employment Agreement, dated as of
November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†

10.9	—	Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and
Jos. A. Bank Clothiers, Inc.*(8)†

10.9(a)	—	First Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(9)†

10.9(b)	—	Second Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of
December 21, 1999, by and between Neal Black and Jos. A. Bank Clothiers, Inc.*(11)†

10.9(c)	—	Third Amendment, dated as of May 29, 2002, to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(12)†

10.9(d)	—	Fourth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(15)†

10.9(e)	—	Fifth Amendment, dated as of April 4, 2005 to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†

10.9(f)	—	Sixth Amendment, dated as of April 5, 2006 to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(22)†

10.9(g)	—	Seventh Amendment, dated as of April 13, 2007 to Employment Agreement, dated as of
December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry
DeBoer.*(9)†

10.10(a)	—	Written description of 2007 base salary for Jerry DeBoer.*(27)†

10.11	—	Employment offer letter, dated September 18, 2000, from Jos. A. Bank Clothiers, Inc. to Gary
Merry.*(12)†

10.12	—	2002 Long-Term Incentive Plan.*(14)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(20)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2006, by and between Joseph A. Bank Mfg.
Co., Inc. and UNITE HERE MID-ATLANTIC REGIONAL JOINT BOARD.*(25)†

10.15	—	Description of compensation bonus plans applicable to named executive officers.*(27)†

21.1	—	Company subsidiaries.*(21)

23.1	—	Consent of Deloitte & Touche LLP.*(27)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.*(27)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.*(27)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.*(27)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.*(27)
_____________________

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3,
1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 3, 1996.

*(3)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 1, 1997.

*(4)	—	Incorporated by reference to the Company’s Form 8-K dated September 22, 1997.

*(5)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 31, 1998.

*(6)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 30, 1999.

*(7)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 29, 2000.

*(9)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 3, 2001.

*(10)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

*(11)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 2, 2002.

*(12)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(13)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2002.

*(14)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule

14(A) filed May 20, 2002.

*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
February 1, 2003.

*(16)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003

*(17)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 31, 2004.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20,
2004.

*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14,
2004.

*(20)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(21)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 29, 2005.

*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 2006.

*(23)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended
January 28, 2006.

*(24)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(25)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(26)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended July 29, 2006.

*(27)	—	Filed herewith.

†	—	Exhibit represents a management contract or compensatory plan or arrangement.