Form 10-Q
period 2007-05-05
BANK JOS A CLOTHIERS INC /DE/
filed 2007-06-11
CIK 920033

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 5, 2007
Common Stock, $.01 par value	18,089,886

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three Months Ended April 29, 2006 and May 5, 2007
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	April 29, 2006	May 5, 2007

Net sales	$113,665	$129,533

Cost of goods sold	43,914	48,453

Gross profit	69,751	81,080

Operating expenses:
Sales and marketing	47,116	53,781
General and administrative	12,200	13,497
Total operating expenses	59,316	67,278

Operating income	10,435	13,802

Other income (expense):
Interest income	23	438
Interest expense	(344)	(101)
Total other income (expense)	(321)	337

Income before provision for income taxes	10,114	14,139
Provision for income taxes	4,253	5,781

Net income	$5,861	$8,358

Earnings per share:
Net income:
Basic	$0.33	$0.46
Diluted	$0.32	$0.45
Weighted average shares outstanding:
Basic	17,884	18,042
Diluted	18,347	18,376

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of February 3, 2007 and May 5, 2007
(In Thousands)
(Unaudited)

	February 3, 2007	May 5, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,080	$26,474
Accounts receivable, net	5,193	7,249
Inventories:
Finished goods	175,690	173,198
Raw materials	7,781	7,065
Total inventories	183,471	180,263
Prepaid expenses and other current assets	18,560	22,116

Total current assets	250,304	236,102

NONCURRENT ASSETS:
Property, plant and equipment, net	117,553	117,741
Other noncurrent assets	535	518
Total assets	$368,392	$354,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,683	$30,484
Accrued expenses	63,606	49,780
Deferred tax liability – current	8,453	8,453
Total current liabilities	113,742	88,717

NONCURRENT LIABILITIES:
Long-term debt	412	415
Noncurrent lease obligations	42,053	43,846
Deferred tax liability – noncurrent	2,595	2,191
Other noncurrent liabilities	1,356	1,620
Total liabilities	160,158	136,789

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock	180	181
Additional paid-in capital	78,101	79,080
Retained earnings	130,092	138,450
Accumulated other comprehensive losses	(139)	(139)
Total stockholders’ equity	208,234	217,572
Total liabilities and stockholders’ equity	$368,392	$354,361

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended April 29, 2006 and May 5, 2007
(In Thousands)
(Unaudited)

	Three Months Ended
	April 29, 2006	May 5, 2007
Cash flows from operating activities:
Net income	$5,861	$8,358
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,686	4,480
Loss on disposals of property, plant and equipment	3	69
Increase (decrease) in deferred taxes	213	(404)
Net increase in operating working capital and other components	(35,099)	(22,751)

Net cash used in operating activities	(25,336)	(10,248)

Cash flows from investing activities:
Capital expenditures	(5,936)	(7,338)

Net cash used in investing activities	(5,936)	(7,338)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	25,978	-
Repayments under long-term Credit Agreement	(13,542)	-
Proceeds from long-term debt	400	-
Repayment of other long-term debt	(236)	-
Income tax benefit from exercise of stock options	5,134	227
Net proceeds from exercise of stock options	7,046	753

Net cash provided by financing activities	24,780	980

Net decrease in cash and cash equivalents	(6,492)	(16,606)

Cash and cash equivalents – beginning of period	7,344	43,080

Cash and cash equivalents – end of period	$852	$26,474

See accompanying notes

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (“fiscal 2006”).

     Reclassifications – Certain amounts for the three months ended April 29, 2006 have been reclassified to conform with the presentation in the three months ended May 5, 2007. The Company reclassified certain store opening costs to sales and marketing expense in the accompanying unaudited Condensed Consolidated Statements of Income. In addition, interest income is reported separately from interest expense in the accompanying unaudited Condensed Consolidated Statements of Income.

2.

SIGNIFICANT ACCOUNTING POLICIES

     Inventories – The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected sale of each product. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.

     Vendor Rebates – The Company receives credits from vendors in connection with inventory purchases. The credits are separately negotiated with each vendor. Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of purchases when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened. There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits. The credits described in a) above are recorded as a reduction to inventories in the Condensed Consolidated Balance Sheet as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened. In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

     Landlord Contributions – Landlord contributions are accounted for as an increase to noncurrent lease obligations and as an increase to prepaid and other current assets until collected. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.

     Stock Options – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which revises

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of the fiscal 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying condensed consolidated balance sheets and statements of income. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted, if any.

     Recently Issued Accounting Standards – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.

     Effective February 4, 2007, the Company adopted the FASB Emerging Issues Task Force (“Task Force”) No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The Company conforms to a net presentation on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	The net change in operating working capital and other components consist of the following:

		Three Months Ended
		April 29, 2006	May 5, 2007

	Increase in accounts receivable	$(1,463)	$(2,056)
	(Increase) decrease in inventories	(7,363)	3,208
	Increase in prepaid expenses and other assets	(9,196)	(3,539)
	Decrease in accounts payable	(7,510)	(11,199)
	Decrease in accrued expenses and other liabilities	(9,567)	(9,165)

	Net increase in operating working capital and other	$(35,099)	$(22,751)

	Interest and income taxes paid were as follows:
		Three Months Ended
		April 29, 2006	May 5, 2007

	Interest paid	$291	$99
	Income taxes paid	$15,488	$18,884

4.	EARNINGS PER SHARE

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

	Three Months Ended
	April 29, 2006	May 5, 2007
Weighted average shares outstanding for basic EPS	17,884	18,042

Dilutive effect of common stock equivalents	463	334

Weighted average shares outstanding for diluted EPS	18,347	18,376

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were no anti-dilutive options as of April 29, 2006 and May 5, 2007.

5.	INCOME TAXES

     Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes.

     Also effective February 4, 2007, the Company adopted FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

     As a result of the evaluation and implementation of FIN No. 48 and FSP FIN 48-1, the Company concluded no adjustment in the consolidated financial statements was necessary. At the date of adoption, the total unrecognized tax benefits were approximately $0.8 million, of which $0.4 million represented accrued interest and penalties. If resolved in the Company’s favor, approximately $0.3 million (after considering the impact of income taxes) would favorably affect the Company’s effective tax rate. The Company does not expect that the total amount of unrecognized tax benefits will significantly change in the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statement of Income.

     The Company files income tax returns in the U.S. federal and various state jurisdictions. The IRS has not audited any period subsequent to fiscal 2004. The majority of the Company’s state returns are no longer subject to state examinations by taxing authorities for the years before fiscal 2002.

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

     The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for fiscal 2006. The Company evaluates performance of the segments based on “four wall” contribution and excludes any allocation of “management company” costs, which consist primarily of general and administrative costs (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes.

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

The merchandise is then shipped to the customers. Segment data is presented in the following table:

Three months ended May 5, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$112,878	$14,157	$2,498	$129,533
Depreciation and amortization	3,846	20	614	4,480
Operating income (b)	22,493	5,510	(14,201)	13,802
Identifiable assets (c)	301,635	38,346	14,380	354,361
Capital expenditures (d)	7,125	13	200	7,338

Three months ended April 29, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$99,433	$11,710	$2,522	$113,665
Depreciation and amortization	3,099	18	569	3,686
Operating income (b)	18,422	4,764	(12,751)	10,435
Identifiable assets (c)	260,999	40,404	16,009	317,412
Capital expenditures (d)	5,477	-	459	5,936

(a)	Direct Marketing net sales represent catalog and Internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center (which are included in “Other”), interest and income taxes. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily property, plant and equipment associated with the distribution center and other assets including inventories, which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

7.

LEGAL MATTERS

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

     On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, costs and attorneys' fees.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal 2006.

     Overview - For the first quarter of the Company’s fiscal year ending February 2, 2008 (“fiscal 2007”), the Company’s net income was $8.4 million, as compared with net income of $5.9 million for the first quarter of the Company’s fiscal 2006. The Company earned $0.45 per diluted share in the first quarter of fiscal 2007, as compared with $0.32 per diluted share in the first quarter of fiscal 2006. As such, diluted earnings per share increased 41% as compared with the prior year period. The results of the first quarter of fiscal 2007 were primarily driven by:

  14.0% increase in net sales, with increases in both the Stores and Direct Marketing segments;

  120 basis point increase in gross profit margins; and

  The opening of 54 new stores, net of closing one store, since the end of the first quarter of fiscal 2006.

     As of the end of the first quarter of fiscal 2007, the Company had 385 stores, which included 366 Company-owned full-line stores, seven Company-owned factory stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 500 stores with potential to exceed 500 stores, depending on the performance of the Company over the next several years. The Company plans to open approximately 50 stores in fiscal 2007 as part of its plan to grow the chain to the 500 store level, including ten stores opened in the first quarter of fiscal 2007. The store growth is part of a strategic plan the Company initiated in the year ended February 3, 2001 (“fiscal 2000”). In the past six years, the Company has continued to increase its number of stores as infrastructure and performance has improved. As such, there were 10 new stores opened in fiscal 2000 (including two factory stores), 21 new stores opened in the year ended February 2, 2002, 25 new stores opened in the year ended February 1, 2003, 50 new stores opened in the year ended January 31, 2004, 60 new stores opened in the year ended January 29, 2005, 56 new stores opened in the year ended January 28, 2006 (“fiscal 2005”) and 52 new stores opened in fiscal 2006.

     Capital expenditures are expected to be approximately $29 – $34 million in fiscal 2007, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores of which approximately $12 – $14 million is expected to ultimately be reimbursed through landlord contributions. The Company also expects inventories to increase in fiscal 2007 to support new store openings and sales growth in both the Company’s Stores and Direct Marketing segments.

     Critical Accounting Policies and Estimates - In preparing the Condensed Consolidated Financial Statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2006.

     Inventory. The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.

     Management’s sales assumptions are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal 2006) are classic traditional products that are ongoing programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers and white and blue dress shirts, etc. The portions of products that have fashion elements are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.

     To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s factory stores, through the Internet website or on clearance at the retail stores, typically within twenty-four months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.9 million and $1.3 million in fiscal 2005 and 2006, respectively. The Company has a reserve against its current inventory value for product in its inventory as of the end of the fiscal period that may be sold below its cost in future periods. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation reserve could change.

     Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. In each of first quarters of fiscal 2006 and 2007, there have been no asset valuation charges.

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

     Recently Issued Accounting Standards – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.

     Effective February 4, 2007, the Company adopted the EITF 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The Company conforms to a net presentation on its consolidated financial statements.

Results of Operations

     The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Three Months Ended
	April 29, 2006	May 5, 2007

Net sales	100.0%	100.0%
Cost of goods sold	38.6	37.4
Gross profit	61.4	62.6
General and administrative expenses	10.7	10.4
Sales and marketing expenses	41.5	41.5
Operating income	9.2	10.7
Interest income (expense), net	(0.3)	0.3
Income before provision for income taxes	8.9	10.9
Provision for income taxes	3.7	4.5
Net income	5.2	6.5

     Net Sales - Net sales increased 14.0% to $129.5 million in the first quarter of fiscal 2007, as compared with $113.7 million in the first quarter of fiscal 2006. The sales increase was primarily related to a 13.5% increase in Stores sales (including a 3.8% increase in comparable store sales) and a 20.9% increase in Direct Marketing sales. The sales increases were primarily due to increases in sales of sportswear, dress shirts and neckwear. Suit sales also increased in comparable stores in the first quarter of fiscal 2007, as compared with the same period in fiscal 2006.

     For comparable stores, traffic (as measured by transactions) increased in first quarter of fiscal 2007, while average dollars and items per transaction decreased, as compared to the same period in fiscal 2006.

The following table summarizes store opening and closing activity during the respective periods:

	Three Months Ended
	April 29, 2006		May 5, 2007
		Square		Square
	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the quarter	324	1,543	376	1,745
Stores opened	7	23	10	42
Stores closed	-	-	(1)	(8)
Stores open at the end of the quarter	331	1,566	385	1,779

_______________________
*Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet amounts reflect reductions to stores square footage due to renovations or relocations.

     Gross profit – Gross profit (net sales less cost of goods sold) totaled $81.1 million or 62.6% of net sales in the first quarter of fiscal 2007, as compared with $69.8 million or 61.4% of net sales in the first quarter of fiscal 2006. Gross profit margins increased in the first quarter of fiscal 2007 primarily on sales of tailored clothing and dress shirts.

     The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution, store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.

     Sales and Marketing Expenses – Sales and marketing expenses increased to $53.8 million or 41.5% of sales in the first quarter of fiscal 2007 from $47.1 million or 41.5% of sales in the first quarter of fiscal 2006. Sales and marketing expenses consist primarily of a) Stores, factory store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.

     The increase in sales and marketing expenses relates primarily to the opening of 54 new stores, net of closing one store, since the end of the first quarter of fiscal 2006 and consists of a) $3.0 million additional occupancy costs, b) $2.0 million additional store employee compensation costs, c) $0.8 million additional marketing costs, and d) $0.9 million additional other variable selling costs. The Company expects sales and marketing expenses to increase in fiscal 2007 primarily as a result of opening approximately 50 new stores, the full year operation of stores that were opened during fiscal 2006, and an increase in advertising expenditures.

     General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs and overhead and distribution center costs, increased to $13.5 million or 10.4% of sales in the first quarter of fiscal 2007 from $12.2 million or 10.7% of sales in the first quarter of fiscal 2006. Comparing the first quarter of fiscal 2007 with the first quarter of fiscal 2006, the $1.3 million increase relates primarily to increases in employee compensation, benefits and travel costs, partially offset by a decrease in professional fees. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses.

     Other Income (Expense) – Other income (expense) increased to $0.3 million in the first quarter of fiscal 2007, as compared with $(0.3) million in the first quarter of fiscal 2006. The change was due primarily to a $0.4 million increase in interest income earned on higher cash and cash equivalent balances in the first quarter of fiscal 2007, as compared with the first quarter of fiscal 2006. In addition, interest expense decreased $0.2 million as a result of the Company having no revolver loan borrowings and substantially lower term debt during the first quarter of fiscal 2007. During the first quarter of fiscal 2006, revolver loan borrowings averaged $3.8 million and interest rates (excluding unused line fees) averaged of 7.1% .

     Income Taxes – The effective income tax rate for the first quarter of fiscal 2007 was 40.9%, as compared with 42.1% in the first quarter of fiscal 2006 and 40.1% for the full year of fiscal 2006. The increased profitability of the first quarter of fiscal 2007 provided greater leverage against the non-deductible expenses as compared to the first quarter of fiscal 2006.

     Liquidity and Capital Resources - The Company maintains a bank credit agreement (“Credit Agreement”), which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount which may be borrowed to $125 million if requested prior to April 29, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.

     Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the availability under the line of credit in excess of outstanding borrowings is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. There were no borrowings under the Credit Agreement during the first quarter of fiscal 2007. The borrowings outstanding under the Credit Agreement were $12.4 million as of April 29, 2006. Additionally, the Company had $0.4 million and $6.0 million of term debt as of May 5, 2007 and April 29, 2006, respectively.

     The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $99.6 million at May 5, 2007 and February 3, 2007.

     The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	April 29, 2006	May 5, 2007
Cash (used in) provided by:
Operating activities	$(25,336)	$(10,248)
Investing activities	(5,936)	(7,338)
Financing activities	24,780	980
Net decrease in cash and cash equivalents	$(6,492)	$(16,606)

     The Company’s cash balance was approximately $26.5 million at May 5, 2007, as compared with $0.8 million at the end of the first quarter of fiscal 2006. In addition, the Company has $0.4 million of outstanding term debt at May 5, 2007, as compared with $6.0 million at April 29, 2006. Cash was $43.1 million at the beginning of fiscal 2007 and the significant changes through May 5, 2007 are discussed below.

     Cash used in the Company’s operating activities in the first quarter of fiscal 2007 was primarily attributable to cash outlays for a reduction of accounts payable of $11.2 million and a reduction of accrued expenses and other liabilities totaling $9.2 million, including cash outlays for taxes payable and incentive compensation payable. These cash outlays were partially offset by a reduction of inventory totaling $3.2 million and operating profits of $8.4 million. Additionally, there were increases of $2.1 million in accounts receivable primarily due to higher credit card receivables from sales near the end of the quarter as compared with the previous quarter. Prepaid expenses and other assets increased $3.5 million primarily as a result of additional tenant allowances due from landlords and increases in prepaid income taxes. Cash used in investing activities in the first quarter of 2007 related primarily to capital expenditures for new stores. Cash provided by financing activities relates to net proceeds of $1.0 million from the exercise of stock options, which included an income tax benefit of $0.2 million.

     For fiscal 2007, the Company expects to spend approximately $29 – $34 million on capital expenditures, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The Company spent $7.3 million on capital expenditures in the first quarter of fiscal 2007. Management believes that the Company’s cash from operations, existing cash and cash equivalents and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal 2007. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores, of which approximately $12 – $14 million is expected to ultimately be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal 2006, the Company negotiated approximately $12.1 million of landlord contributions of which approximately $4.6 million have been collected, including approximately $0.1 million which was collected in the first quarter of fiscal 2007. The majority of the remaining amount is expected to be received in fiscal 2007. For the stores opened in the first quarter of fiscal 2007, the Company negotiated approximately $2.7 million of landlord contributions, of which the majority is expected to be received by the end of fiscal 2007.

     Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding under its bank credit activity as discussed below.

Disclosures about Contractual Obligations and Commercial Commitments

     The Company’s principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring facilities and equipment. The majority of the store lease agreements include provisions for base annual rent and other lease costs, such as common area maintenance and other miscellaneous variable costs. Under the terms of certain leases, the Company is required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.

     The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of fiscal 2007, including amounts paid in the first quarter of fiscal 2007.

	Payments Due by Fiscal Year
			(in thousands)
				Beyond
	2007	2008-2010	2011-2012	2012	Total

Long-term debt	$—	$415	$—	$—	$415
Operating leases (a)(b)	45,758	131,693	76,540	89,591	343,582
Stand-by Letter-of-credit (c)	—	400	—	—	400
License Agreement	165	495	—	—	660

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to May 5, 2007. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2006.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

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

     Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, fashion trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of lease sites for new stores, the ability to source product from its global supplier base, litigations and other competitive factors as described under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal 2006. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for fiscal 2006. Also see “Item 1A. Risk Factors” in Part II of this report.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

     At May 5, 2007, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate.

Item 4.

Controls and Procedures

     Limitations on Controls and Procedures and Changes in Internal Control Over Financial Reporting. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The following reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

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

     Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) as of May 5, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of May 5, 2007.

     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, costs and attorneys' fees.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for fiscal 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal 2006.

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

Dated: June 11, 2007	Jos. A. Bank Clothiers, Inc.
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