Form 10-Q
period 2007-08-04
BANK JOS A CLOTHIERS INC /DE/
filed 2007-09-12
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 5, 2007

Common Stock, $.01 par value	18,160,583

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007

Net sales	$119,098	$134,278	$232,763	$263,811

Cost of goods sold	44,799	50,531	88,713	98,984

Gross Profit	74,299	83,747	144,050	164,827

Operating expenses:
Sales and marketing	49,545	57,140	96,661	110,921
General and administrative	12,455	13,091	24,655	26,588
Total operating expenses	62,000	70,231	121,316	137,509

Operating income	12,299	13,516	22,734	27,318

Other income (expense):
Interest income	29	540	52	978
Interest expense	(276)	(92)	(620)	(193)
Total other income (expense)	(247)	448	(568)	785

Income before provision for income taxes	12,052	13,964	22,166	28,103
Provision for income taxes	5,079	5,758	9,332	11,539

Net income	$6,973	$8,206	$12,834	$16,564

Earnings per share:
Net income per share:
Basic	$0.39	$0.45	$0.72	$0.92
Diluted	$0.38	$0.44	$0.70	$0.90
Weighted average shares outstanding:
Basic	18,001	18,127	17,942	18,085
Diluted	18,339	18,444	18,343	18,410

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	February 3, 2007	August 4, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,080	$43,307
Accounts receivable, net	5,193	6,458
Inventories:
Finished goods	175,690	186,343
Raw materials	7,781	9,214
Total inventories	183,471	195,557
Prepaid expenses and other current assets	18,560	17,136

Total current assets	250,304	262,458

NONCURRENT ASSETS:
Property, plant and equipment, net	117,553	117,818
Other noncurrent assets	535	518
Total assets	$368,392	$380,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,683	$47,916
Accrued expenses	63,606	49,637
Deferred tax liability – current	8,453	8,465
Total current liabilities	113,742	106,018

NONCURRENT LIABILITIES:
Long-term debt	412	418
Noncurrent lease obligations	42,053	43,795
Deferred tax liability – noncurrent	2,595	1,990
Other noncurrent liabilities	1,356	1,690
Total liabilities	160,158	153,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	180	181
Additional paid-in capital	78,101	80,185
Retained earnings	130,092	146,656
Accumulated other comprehensive losses	(139)	(139)
Total stockholders’ equity	208,234	226,883
Total liabilities and stockholders’ equity	$368,392	$380,794

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	July 29, 2006	August 4, 2007

Cash flows from operating activities:
Net income	$12,834	$16,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,542	9,043
Loss on disposals of property, plant and equipment	14	107
Increase (decrease) in deferred taxes	388	(593)
Net increase in operating working capital and other components	(26,832)	(15,453)

Net cash provided by (used in) operating activities	(6,054)	9,668

Cash flows from investing activities:
Capital expenditures	(12,899)	(11,526)

Net cash used in investing activities	(12,899)	(11,526)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	7,747	-
Repayments under long-term Credit Agreement	(6,785)	-
Proceeds from issuance of long-term debt	400	-
Repayment of other long-term debt	(478)	-
Income tax benefit from exercise of stock options	4,964	625
Net proceeds from exercise of stock options	7,086	1,460

Net cash provided by financing activities	12,934	2,085

Net increase (decrease) in cash and cash equivalents	(6,019)	227

Cash and cash equivalents – beginning of period	7,344	43,080

Cash and cash equivalents – end of period	$1,325	$43,307

See accompanying notes.

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

     Reclassifications - Certain amounts for the three and six months ended July 29, 2006 have been reclassified to conform with the presentation in the three and six months ended August 4, 2007. The Company reclassified certain store opening costs to sales and marketing expense in the accompanying unaudited Condensed Consolidated Statements of Income. In addition, interest income is reported separately from interest expense in the accompanying unaudited Condensed Consolidated Statements of Income.

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

     Stock Options - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock

Based Compensation-Transition and Disclosure.” SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of the fiscal 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying condensed consolidated balance sheets and statements of income. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted, if any.

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

     Effective February 4, 2007, the Company adopted the FASB Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The Company conforms to a net presentation on its consolidated financial statements.

3.          SUPPLEMENTAL CASH FLOW DISCLOSURE

     The net change in operating working capital and other components consist of the following:

	Six Months Ended
	July 29, 2006	August 4, 2007

Increase in accounts receivable	$(917)	$(1,265)
Increase in inventories	(15,829)	(12,086)
(Increase) decrease in prepaids and other assets	(423)	1,441
Increase (decrease) in accounts payable	(2,513)	6,233
Decrease in accrued expenses and other liabilities	(8,535)	(11,858)
Increase in noncurrent lease liabilities and other noncurrent
liabilities	1,385	2,082

Net increase in operating working capital and other components	$(26,832)	(15,453)

Interest and income taxes paid were as follows:
	Six Months Ended
	July 29, 2006	August 4, 2007

Interest paid	$616	$192
Income taxes paid	$15,942	$24,443

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

	Three Months Ended		Six Months Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007
Weighted average shares outstanding for basic EPS	18,001	18,127	17,942	18,085
Dilutive effect of common stock equivalents	338	317	401	325
Weighted average shares outstanding for diluted EPS	18,339	18,444	18,343	18,410

     The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were no anti-dilutive options as of July 29, 2006 and August 4, 2007.

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

     The Company files income tax returns in the U.S. federal and various state jurisdictions. The IRS has not audited any period subsequent to the fiscal year ended January 29, 2005 (“fiscal 2004”). The majority of the Company’s state returns are no longer subject to state examinations by taxing authorities for the years before the fiscal year ended February 1, 2003 (“fiscal 2002”).

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

     The Company’s segments are strategic business units that offer and deliver similar products to the retail customer by two distinctively different methods. In Stores, typical customers travel to stores and purchase men’s clothing and/or alterations and take their purchases with them. The Direct Marketing customers receive catalogs in their homes and/or offices and/or visit our website via the Internet and place orders by phone, mail, fax or online. The merchandise is then shipped to the customers. Segment data is presented in the following table:

Three months ended August 4, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$117,451	$14,000	$2,827	$134,278
Depreciation and amortization	3,931	18	614	4,563
Operating income (loss) (b)	22,026	5,140	(13,650)	13,516
Capital expenditures (d)	3,932	8	248	4,188

Three months ended July 29, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$104,776	$11,642	$2,680	$119,098
Depreciation and amortization	3,261	18	577	3,856
Operating income (loss) (b)	20,794	4,485	(12,980)	12,299
Capital expenditures (d)	6,444	19	500	6,963

Six Months ended August 4, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$230,329	$28,156	$5,326	$263,811
Depreciation and amortization	7,777	38	1,228	9,043
Operating income (loss) (b)	44,519	10,650	(27,851)	27,318
Identifiable assets (c)	326,553	40,655	13,586	380,794
Capital expenditures (d)	11,057	21	448	11,526

Six Months ended July 29, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$204,209	$23,352	$5,202	$232,763
Depreciation and amortization	6,360	36	1,146	7,542
Operating income (loss) (b)	39,216	9,249	(25,731)	22,734
Identifiable assets (c)	264,436	41,478	15,828	321,742
Capital expenditures (d)	11,921	19	959	12,899

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

(b)

Operating income for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center, interest and income taxes. Operating income (loss) for Other consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)

Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, other noncurrent assets, and inventories, which have not been assigned to one of the reportable segments.

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

     Massachusetts Labor Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black, the Company’s President and David E. Ullman, the Company’s Executive Vice President and Chief Financial Officer, have been added as defendants. On behalf of purchasers of the Company's stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys' fees. The Company’s Motion to Dismiss the Class Action was not granted. The Company intends to defend vigorously the Class Action.

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

8.          SUBSEQUENT EVENT

     On September 6, 2007, the Company entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”). The Rights Agreement is intended to replace and update the Company’s existing rights agreement which expires on September 19, 2007. The following description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, previously filed on September 7, 2007, and incorporated herein by reference.

     In connection with the Rights Agreement, the Company’s Board of Directors has declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”). The dividend is payable on September 20, 2007 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Shares”), at a price of $200 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

     Until the earlier to occur of (i) 10 days following a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Shares (such person, entity or group, an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Company’s Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person, entity or group becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with or without a copy of the Summary of Rights to Purchase Preferred Shares, which is included in the Rights Agreement as Exhibit C thereof (the “Summary of Rights”).

      Until the Distribution Date, the Rights will be transferable with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares, will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender or transfer of any Common Share certificates outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights, substantially in the form included as Exhibit 4.2 to the Company’s Current Report on Form 8-K (“Right Certificates”), previously filed on September 7, 2007 and incorporated herein by reference, will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on September 20, 2017 (the “Final Expiration Date”), unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

     The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date. The Purchase Price payable, and the number of Preferred Shares or other securities or other property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution as described in the Rights Agreement.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, when, as and if declared by the Company’s Board of Directors, but will be entitled to an aggregate dividend of 100 times any dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares would be entitled to a minimum preferential liquidation payment of $100.00 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount of consideration received per Common Share. These Rights are protected by customary anti-dilution provisions. The Preferred Shares would rank junior to any other series of the Company’s preferred stock.

     In the event that any person, entity or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred Shares, cash, debt, stock or a combination thereof in exchange for the Rights).

     Generally, under the Plan, an “Acquiring Person” will not be deemed to include (i) the Company, (ii) a subsidiary of the Company, (iii) any employee benefit or compensation plan of the Company or any subsidiary of the Company, or (iv) any entity holding Common Shares for or pursuant to the terms of any such employee benefit or compensation plan of the Company or any subsidiary of the Company.

     In addition, except in certain circumstances as set forth in the Rights Agreement, no person will become an Acquiring Person (x) as the result of an acquisition of Common Shares by the Company which, by reducing the number of Common Shares issued and outstanding, increases the percentage of Common Shares beneficially owned by such person to 20% or more of the Common Shares then outstanding or (y) as the result of the acquisition of Common Shares directly from the Company; unless, in either case, such person thereafter acquires additional Common Shares without the Company’s prior written consent.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

     At any time after a person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Shares, the Company may exchange the Rights (other than Rights owned by such Acquiring Person or group which shall have become void), in whole or in part, at an exchange ratio of one Common Share per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of the number of one one-hundredths of a Preferred Share issuable upon the exercise of one Right, which may, at the Company’s election, be evidenced by depositary receipts), and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

     At any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the Final Expiration Date, the Company may redeem all, but not less than all, of the outstanding Rights at a price of $0.01 per Right (the “Redemption Price”). The Rights may also be redeemed at certain other times as described in the Rights Agreement. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     The terms of the Rights may be amended by the Company’s Board of Directors without the consent of the holders of the Rights, except that from and after such time as the Rights become detached no such amendment may adversely affect the interest of the holders of the Rights other than the interests of an Acquiring Person or its affiliates or associates.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Company’s Board of Directors since the Rights may be amended to permit such acquisition or redeemed by the Company at the Redemption Price.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal 2006.

     Overview - For the second quarter of the Company’s fiscal year ending February 2, 2008, (“fiscal 2007”), the Company’s net income was $8.2 million, as compared with net income of $7.0 million for the second quarter of the Company’s fiscal 2006. The Company earned $0.44 per diluted share in the second quarter of fiscal 2007, as compared with $0.38 per diluted share in the second quarter of fiscal 2006. As such, diluted earnings per share increased 16% as compared with the prior year period. The results of the second quarter of fiscal 2007 were primarily driven by:

  12.8% increase in net sales, with increases in both the Stores and Direct Marketing segments;

  gross profit margins consistent with the second quarter of fiscal 2006;

  As a percentage of net sales, an 80 basis point decrease in general and administrative expenses, primarily in distribution center costs and corporate payroll;

  As a percentage of net sales, a 100 basis point increase in sales and marketing costs, primarily in store selling and occupancy costs; and

  the opening of 51 new stores, net of closing one store, since the end of the second quarter of fiscal 2006.

     As of the end of the second quarter of fiscal 2007, the Company had 391 stores, which included 372 Company-owned full-line stores, seven Company-owned factory stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 500 stores with potential to exceed 500 stores, depending on the performance of the Company over the next several years. The Company plans to open approximately 50 stores in fiscal 2007, including the 16 stores opened in the first half of fiscal 2007. In the past six years, the Company has continued to increase its number of stores as infrastructure and performance have improved. As such, there were 21 new stores opened in the year ended February 2, 2002, 25 new stores opened in fiscal 2002, 50 new stores opened in the year ended January 31, 2004, 60 new stores opened in fiscal 2004, 56 new stores opened in the year ended January 28, 2006 (“fiscal 2005”) and 52 new stores opened in fiscal 2006.

     Capital expenditures are expected to be approximately $29 – $34 million in fiscal 2007, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores of which approximately $11 – $13 million is ultimately expected to be reimbursed through landlord contributions.

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

     Management’s sales assumptions are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. In the past, the Company’s LCM reserve estimates for inventory have been very reliable as a significant portion of its sales (over two-thirds in fiscal 2006) are classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers, and white and blue dress shirts, etc. The portions of products that have fashion elements are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.

     To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s factory stores, through the Internet website or on clearance at the retail stores, typically within twenty-four months of the Company’s purchase of these units. The Company’s costs in excess of selling price for units sold below cost totaled $1.9 million and $1.3 million in fiscal 2005 and fiscal 2006, respectively. The Company has a reserve against its current inventory value for product in its inventory as of the end of the fiscal period that may be sold below its cost in future periods. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation reserve could change.

     Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. There were no asset valuation charges in either the first half of fiscal 2006 or the first half of fiscal 2007.

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

     Recently Issued Accounting Standards – In February 2007, the FASB issued SFAS 159, which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.

     Effective February 4, 2007, the Company adopted EITF 06-3. The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The Company conforms to a net presentation on its consolidated financial statements.

Results of Operations

     The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.6	37.6	38.1	37.5
Gross profit	62.4	62.4	61.9	62.5
General and administrative expenses	10.5	9.7	10.6	10.1
Sales and marketing expenses	41.6	42.6	41.6	42.1
Operating income	10.3	10.1	9.8	10.4
Interest income (expense), net	(0.2)	0.3	(0.2)	0.3
Income before provision for income taxes	10.1	10.4	9.5	10.7
Provision for income taxes	4.3	4.3	4.0	4.4
Net income	5.9	6.1	5.5	6.3

     Net Sales - Net sales increased 12.8% or $15.2 million to $134.3 million in the second quarter of fiscal 2007, as compared with $119.1 million in the second quarter of fiscal 2006. Net sales for the first half of fiscal 2007 increased 13.3% to $263.8 million, as compared with $232.8 million in the first half of fiscal 2006. The sales increases were primarily related to a) increases in Store sales, including comparable store sales increases of 2.5% and 3.2% for the second quarter and first half of fiscal 2007, respectively, and b) Direct Marketing sales increases of approximately 20% for both the second quarter and first half of fiscal 2007. Substantially all major product categories generated sales increases in the first half of fiscal 2007, led by sales of suits, shirts and sportswear.

     For comparable stores, traffic (as measured by transactions) increased in the second quarter and first six months of fiscal 2007, while average dollars and items per transaction decreased, as compared with the second quarter and first six months of fiscal 2006.

     The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	July 29, 2006		August 4, 2007		July 29, 2006		August 4, 2007
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the
beginning of the period	331	1,566	385	1,779	324	1,543	376	1,745
Stores opened	9	37	6	25	16	60	16	67
Stores closed	-	-	-	-	-	-	(1)	(8)
Stores open at the end of
the period	340	1,603	391	1,804	340	1,603	391	1,804

*Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet amounts reflect reductions to square footage due to renovations or relocations.

     Gross profit - Gross profit (net sales less cost of goods sold) totaled $83.7 million or 62.4% of net sales in the second quarter of fiscal 2007, as compared with $74.3 million or 62.4% of net sales in the second quarter of fiscal 2006. Gross profit margins increased in substantially all major product categories except sportswear in the second quarter and first half of fiscal 2007, as compared with the second quarter and first half of fiscal 2006.

     The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution costs (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.

     Sales and Marketing Expenses – Sales and marketing expenses increased to $57.1 million or 42.6% of sales in the second quarter of fiscal 2007 from $49.5 million or 41.6% of sales in the second quarter of fiscal 2006. Sales and marketing expenses increased to $110.9 million or 42.1% of sales in the first half of fiscal 2007 from $96.7 million or 41.6% of sales in the first half of fiscal 2006. Sales and marketing expenses consist primarily of a) Stores, factory store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.

     The increase in sales and marketing expenses relates primarily to the opening of 51 new stores, net of closing one store, since the end of the second quarter of fiscal 2006 and consists of a) $3.2 million and $6.2 million for the second quarter and first half of fiscal 2007, respectively, related to additional occupancy costs, b) $2.2 million and $4.2 million for the second quarter and first half of fiscal 2007, respectively, related to additional store employee compensation costs, and c) $2.2 million and $3.8 million for the second quarter and first half of fiscal 2007, respectively, of additional other variable selling costs (relating primarily to increases in advertising of $1.3 million and $2.1 million in the second quarter and first half of fiscal 2007, respectively). The Company expects sales and marketing expenses to increase in the second half of fiscal 2007 as compared to the second half of fiscal 2006 primarily as a result of opening new stores, the full year operation of stores that were opened during fiscal 2006, and an increase in advertising expenditures.

     General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs and overhead and distribution center costs, increased $0.6 million and $1.9 million in the second quarter and first half of fiscal 2007, respectively, as compared with the same respective periods of fiscal 2006. The increases for both periods were primarily due to increases in employee compensation, benefits and travel costs, as compared with the comparable prior year periods. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses.

     Other Income (Expense) – Other income (expense) increased to $0.4 million and $0.8 million in the second quarter and first half of fiscal 2007, respectively, as compared with $(0.2) million and $(0.6) million in the second quarter and first half of fiscal 2006. The change was due primarily to a $0.5 million and $0.9 million increase in interest income earned on higher cash and cash equivalent balances in the second quarter and first half of fiscal 2007, respectively, as compared with the second quarter and first half of fiscal 2006. In addition, interest expense decreased $0.2 million and $0.4 million during the second quarter and first half of fiscal 2007, respectively, as a result of the Company having no revolver loan borrowings. In contrast, revolver loan borrowings averaged $6.6 million and $5.2 million for the second quarter and first half of fiscal 2006, respectively, with an average interest rate (excluding unused line fees) of 6.6% and 6.8%, respectively.

     Income Taxes – The effective income tax rate for the first half of fiscal 2007 decreased to 41.1% as compared with 42.1% in the first half of fiscal 2006. The increased profitability of the first half of 2007 provided greater leverage against certain non-deductible expenses as compared to the first half of fiscal 2006.

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

     Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the availability under the line of credit in excess of outstanding borrowings is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. There were no revolving loan borrowings under the Credit Agreement during the first half of fiscal 2007. The revolving loan borrowings outstanding under the Credit Agreement were $1.0 million as of July 29, 2006. Additionally, the Company had $0.4 million and $5.7 million of term debt as of August 4, 2007 and July 29, 2006, respectively.

     The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $99.6 million at both August 4, 2007 and February 3, 2007.

     The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	July 29, 2006	August 4, 2007

Cash provided by (used in):
Operating activities	$(6,054)	$9,668
Investing activities	(12,899)	(11,526)
Financing activities	12,934	2,085
Net increase (decrease) in cash and cash equivalents	$(6,019)	$227

     The Company’s cash balance was approximately $43.3 million at August 4, 2007, as compared with $1.3 million at the end of the first half of fiscal 2006. In addition, the Company has $0.4 million of outstanding term debt at August 4, 2007, as compared with $6.7 million at July 29, 2006. Cash was $43.1 million at the beginning of fiscal 2007 and the significant changes through August 4, 2007 are discussed below.

     Cash provided by the Company’s operating activities in the first half of fiscal 2007 increased primarily due to $16.6 million of net income and increases in accounts payable ($6.2 million) and long-term lease obligations ($1.7 million) due to new store growth. These increases in cash were partially offset by higher expenditures for inventory to support new store growth and other initiatives ($12.1 million net inventory increase) and a reduction of accrued expenses ($11.9 million) related primarily to the payment of incentive compensation and taxes that had been accrued at the end of fiscal 2006. Cash used in investing activities in the first half of 2007 relates primarily to payments for capital expenditures for new stores, systems and renovated stores. Cash provided by financing activities for the first half of fiscal 2007 relates primarily to $2.1 million in net proceeds from the exercise of stock options (including the related tax benefits).

     For fiscal 2007, the Company expects to spend approximately $29 – $34 million on capital expenditures, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The Company spent $11.5 million on capital expenditures in the first half of fiscal 2007. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new and renovated stores, of which approximately $11 – $13 million is ultimately expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal 2006, the Company negotiated approximately $12.1 million of landlord contributions, of which approximately $9.6 million have been collected, including approximately $5.1 million which was collected in the first half of fiscal 2007. The majority of the remaining amount is expected to be received in the second half of fiscal 2007. For the stores opened in the first half of fiscal 2007, the Company negotiated approximately $3.9 million of landlord contributions, of which the majority is expected to be received over the next twelve months. Management believes that the Company’s cash from operations, existing cash and cash equivalents and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through at least the next twelve months.

     Subsequent Event – On September 6, 2007, the Company entered into a Rights Agreement with Continental Stock Transfer & Trust Company, as rights agent, to replace and update the Company’s existing rights agreement which expires on September 19, 2007. See “Note 8 – Subsequent Event” of the consolidated financial statements contained herein.

     Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding as discussed below.

Disclosures about Contractual Obligations and Commercial Commitments

     The Company’s principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring facilities and equipment. The majority of the store lease agreements include provisions for base annual rent and other lease costs, such as common area maintenance and other miscellaneous variable costs. Under the terms of certain leases, the Company is required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are only rent-related commitments that are determinable at this time.

     The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first half of fiscal 2007.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2007	2008-2010	2011-2012	2012	Total

Long-term debt	$-	$418	$-	$-	$418
Operating leases (a) (b)	45,770	134,530	78,466	94,806	353,572
Stand-by Letter-of-credit (c)	-	400	-	-	400
License Agreement	165	495	-	-	660

(a)

Includes various lease agreements for stores to be opened and equipment placed in service subsequent to August 4, 2007. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2006.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

     At August 4, 2007, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations.

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

     Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) of the Exchange Act) as of August 4, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of August 4, 2007.

     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule13a-15 of the Exchange Act that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Massachusetts Labor Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black, the Company’s President, and David E. Ullman, the Company’s Executive Vice President and Chief Financial Officer, have been added as defendants. On behalf of purchasers of the Company's stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company's disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys' fees. The Company’s Motion to Dismiss the Class Action was not granted. The Company intends to defend vigorously the Class Action.

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

Item 4.      Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:

a)	The 2007 annual meeting of shareholders of the Company was held on June 22, 2007.

b)

Gary S. Gladstein and Sidney H. Ritman were elected directors at the meeting. Andrew A. Giordano, William E. Herron, David A. Preiser, and Robert N. Wildrick continued in their respective terms of office as directors.

c)	The matters voted upon at the meeting and the votes were as follows:

1.	Election of Directors(a)
		For	Withheld
	Gary S. Gladstein	15,044,560	564,599

		For	Withheld
	Sidney H. Ritman	15,513,799	95,360

2.	Ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending
	February 2, 2008(b).

	For	Against	Abstaining
	15,284,415	313,265	11,479

(a)	There were no abstentions or broker non-votes in the election of directors.

(b)	There were no broker non-votes in the ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending February 2, 2008.

Item 6.      Exhibits

Exhibits

4.1	Rights Agreement dated as of September 6, 2007 between Jos. A. Bank Clothiers, Inc. and Continental Stock Transfer & Trust Company.* (1)

4.2	Form of Right Certificate.* (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* (1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2007	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

Exhibit Index

Exhibits

4.1	Rights Agreement dated as of September 6, 2007 between Jos. A. Bank Clothiers, Inc. and Continental Stock Transfer & Trust Company.* (1)

4.2	Form of Right Certificate.* (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* (1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 2007.