Form 10-Q
period 2007-11-03
BANK JOS A CLOTHIERS INC /DE/
filed 2007-12-13
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2007.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-23874
Jos. A. Bank Clothiers, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State incorporation)	(I.R.S. Employer
Identification
Number)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 5, 2007

Common Stock, $.01 par value	18,179,371

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007

Net sales	$119,511	$131,304	$352,274	$395,115

Cost of goods sold	47,057	47,679	135,770	146,663

Gross Profit	72,454	83,625	216,504	248,452

Operating expenses:
Sales and marketing	50,796	59,094	147,457	170,015
General and administrative	12,599	13,034	37,254	39,622

Total operating expenses	63,395	72,128	184,711	209,637

Operating income	9,059	11,497	31,793	38,815

Other income (expense):
Interest income	29	396	82	1,374
Interest expense	(447)	(92)	(1,068)	(285)

Total other income (expense)	(418)	304	(986)	1,089

Income before provision for income taxes	8,641	11,801	30,807	39,904
Provision for income taxes	3,133	4,705	12,465	16,244

Net income	$5,508	$7,096	$18,342	$23,660

Earnings per share:
Net income per share:
Basic	$0.31	$0.39	$1.02	$1.31
Diluted	$0.30	$0.38	$1.00	$1.28
Weighted average shares outstanding:
Basic	18,016	18,165	17,967	18,111
Diluted	18,330	18,439	18,339	18,419
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	February 3, 2007	November 3, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,080	$26,608
Accounts receivable, net	5,193	10,403
Inventories:
Finished goods	175,690	214,948
Raw materials	7,781	10,099

Total inventories	183,471	225,047
Prepaid expenses and other current assets	18,560	20,766

Total current assets	250,304	282,824

NONCURRENT ASSETS:
Property, plant and equipment, net	117,553	125,493
Other noncurrent assets	535	510

Total assets	$368,392	$408,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,683	$56,228
Accrued expenses	63,606	58,927
Deferred tax liability — current	8,453	8,179

Total current liabilities	113,742	123,334

NONCURRENT LIABILITIES:
Long-term debt	412	421
Noncurrent lease obligations	42,053	46,939
Deferred tax liability — noncurrent	2,595	1,873
Other noncurrent liabilities	1,356	1,690

Total liabilities	160,158	174,257

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	180	181
Additional paid-in capital	78,101	80,776
Retained earnings	130,092	153,752
Accumulated other comprehensive losses	(139)	(139)

Total stockholders’ equity	208,234	234,570

Total liabilities and stockholders’ equity	$368,392	$408,827

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 28, 2006	November 3, 2007

Cash flows from operating activities:
Net income	$18,342	$23,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,603	13,753
Loss on disposals of property, plant and equipment	30	121
Decrease in deferred taxes	(1,530)	(996)
Net increase in operating working capital and other components	(41,710)	(36,465)

Net cash provided by (used in) operating activities	(13,265)	73

Cash flows from investing activities:
Capital expenditures	(20,322)	(19,511)
Proceeds from disposal of fixed assets	—	290

Net cash used in investing activities	(20,322)	(19,221)

Cash flows from financing activities:
Borrowings under long-term Credit Agreement	85,253	—
Repayments under long-term Credit Agreement	(68,595)	—
Proceeds from issuance of long-term debt	400	—
Repayment of other long-term debt	(718)	—
Income tax benefit from exercise of stock options	4,371	807
Net proceeds from exercise of stock options	7,086	1,869

Net cash provided by financing activities	27,797	2,676

Net decrease in cash and cash equivalents	(5,790)	(16,472)

Cash and cash equivalents — beginning of period	7,344	43,080

Cash and cash equivalents — end of period	$1,554	$26,608

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
Reclassifications - Certain amounts for the three and nine months ended October 28, 2006 have been reclassified to conform with the presentation in the three and nine months ended November 3, 2007. The Company reclassified certain store opening costs to sales and marketing expense in the accompanying unaudited Condensed Consolidated Statements of Income. In addition, interest income is reported separately from interest expense in the accompanying unaudited Condensed Consolidated Statements of Income.
2.	SIGNIFICANT ACCOUNTING POLICIES
Inventories — The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected sale of each product. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.
Vendor Rebates — The Company receives credits from vendors in connection with inventory purchases. The credits are separately negotiated with each vendor. Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of purchases when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened. There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits. The credits described in a) above are recorded as a reduction to inventories in the Condensed Consolidated Balance Sheet as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened. In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

Landlord Contributions — Landlord contributions are accounted for as an increase to noncurrent lease obligations and as an increase to prepaid and other current assets until collected. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
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
Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company’s fiscal year beginning February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.
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

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net change in operating working capital and other components consist of the following:

	Nine Months Ended
	October 28, 2006	November 3, 2007

Increase in accounts receivable	$(2,601)	$(5,210)
Increase in inventories	(25,995)	(41,576)
Increase in prepaids and other assets	(3,587)	(2,181)
Increase (decrease) in accounts payable	(8,389)	14,545
Decrease in accrued expenses and other liabilities	(5,302)	(7,272)
Increase in noncurrent lease liabilities and other noncurrent liabilities	4,164	5,229

Net increase in operating working capital and other components	$(41,710)	$(36,465)

Interest and income taxes paid were as follows:

	Nine Months Ended
	October 28, 2006	November 3, 2007

Interest paid	$876	$200
Income taxes paid	$21,225	$30,505
4.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007

Weighted average shares outstanding for basic EPS	18,016	18,165	17,967	18,111

Dilutive effect of common stock equivalents	314	274	372	308

Weighted average shares outstanding for diluted EPS	18,330	18,439	18,339	18,419

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were no anti-dilutive options as of October 28, 2006 and November 3, 2007.

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
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through the year ended January 29, 2005 (“fiscal 2004”) and has notified the Company of its intent to audit the year ended January 28, 2006 (“fiscal 2005”). The fiscal 2004 tax return examination resulted in a $0.7 million reduction in fiscal 2006 of previously recorded income tax liabilities that were settled upon completion of the audit in that period. The majority of the Company’s state returns are no longer subject to state examinations by taxing authorities for the years before the fiscal year ended February 1, 2003 (“fiscal 2002”).
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

The Company’s segments are strategic business units that offer and deliver similar products to the retail customer by two distinctively different methods. In Stores, typical customers travel to stores and purchase men’s clothing and/or alterations and take their purchases with them. The Direct Marketing customers receive catalogs in their homes and/or offices and/or visit our website via the Internet and place orders by phone, mail, fax or online. The merchandise is then shipped to the customers. Segment data is presented in the following tables:
Three months ended November 3, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$116,398	$11,939	$2,967	$131,304
Depreciation and amortization	4,069	22	619	4,710
Operating income (loss) (b)	19,318	4,778	(12,599)	11,497
Capital expenditures (d)	7,748	3	234	7,985
Three months ended October 28, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$104,870	$11,726	$2,915	$119,511
Depreciation and amortization	3,436	18	607	4,061
Operating income (loss) (b)	17,203	4,453	(12,597)	9,059
Capital expenditures (d)	6,735	22	665	7,422
Nine months ended November 3, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$346,727	$40,095	$8,293	$395,115
Depreciation and amortization	11,846	60	1,847	13,753
Operating income (loss) (b)	63,837	15,428	(40,450)	38,815
Identifiable assets (c)	349,015	44,923	14,889	408,827
Capital expenditures (d)	18,805	24	682	19,511
Nine months ended October 28, 2006

	Stores	Direct Marketing	Other	Total

Net sales (a)	$309,079	$35,078	$8,117	$352,274
Depreciation and amortization	9,796	54	1,753	11,603
Operating income (loss) (b)	56,419	13,702	(38,328)	31,793
Identifiable assets (c)	289,149	37,645	17,009	343,803
Capital expenditures (d)	18,657	41	1,624	20,322

(a)	Direct Marketing net sales represent catalog and Internet sales including catalog orders placed in new stores. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution center, interest and income taxes. Operating income (loss) for Other consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution center, deferred tax assets, other noncurrent assets, and inventories, which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.
7.	LEGAL MATTERS
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
Massachusetts Labor Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black, the Company’s President, and David E. Ullman, the Company’s Executive Vice President and Chief Financial Officer, have been added as defendants. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys’ fees. The Company’s Motion to Dismiss the Class Action was not granted. The Company intends to defend vigorously the Class Action.
On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, costs and attorneys’ fees.
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

The Company’s Motion to Dismiss the Derivative Action was granted on September 13, 2007. Among the reasons for dismissal was the failure of the plaintiff to demand that the Board of Directors pursue on behalf of the Company the claims alleged in the Derivative Action. By letter dated September 17, 2007, the plaintiff made such demand and the Board is developing an appropriate response. In addition, by letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (Massachusetts) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action.
The resolution of the foregoing matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.
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
8.	RIGHTS AGREEMENT
On September 6, 2007, the Company entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”). The Rights Agreement replaced and updated the Company’s existing rights agreement which expired on September 19, 2007. The following description of the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement which is included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
In connection with the Rights Agreement, the Company’s Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”). The dividend was paid on September 20, 2007 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Shares”), at a price of $200 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.
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

Until the Distribution Date, the Rights will be transferable with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares, will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender or transfer of any Common Share certificates outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights, substantially in the form included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 7, 2007 and incorporated herein by reference (“Right Certificates”), will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal 2006.
Overview — For the third quarter of the Company’s fiscal year ending February 2, 2008 (“fiscal 2007”), the Company’s net income was $7.1 million, as compared with net income of $5.5 million for the third quarter of the Company’s fiscal 2006. The Company earned $0.38 per diluted share in the third quarter of fiscal 2007, as compared with $0.30 per diluted share in the third quarter of fiscal 2006. As such, diluted earnings per share increased 27% as compared with the prior year period. The results of the third quarter of fiscal 2007 were primarily driven by:
•	9.9% increase in net sales over the third quarter of fiscal 2006, with increases in both the Stores and Direct Marketing segments;
•	Gross profit margin increase of 310 basis points over the third quarter of fiscal 2006;
•	As a percentage of net sales, a 60 basis point decrease in general and administrative expenses over the third quarter of fiscal 2006, primarily in corporate payroll and benefits costs;
•	As a percentage of net sales, a 250 basis point increase in sales and marketing costs over the third quarter of fiscal 2006, primarily in store selling, advertising and occupancy costs; and
•	The opening of 48 new stores, net of closing one store, since the end of the third quarter of fiscal 2006.
As of the end of the third quarter of fiscal 2007, the Company had 407 stores, which included 388 Company-owned full-line stores, seven Company-owned factory stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 600 stores over the next five years. The Company plans to open approximately 50 stores in fiscal 2007, including the 32 stores opened in the first nine months of fiscal 2007. In the past six years, the Company has continued to increase its number of stores as infrastructure and performance have improved. As such, there were 21 new stores opened in the year ended February 2, 2002 (“fiscal 2001”), 25 new stores opened in fiscal 2002, 50 new stores opened in the year ended January 31, 2004 (“fiscal 2003”), 60 new stores opened in fiscal 2004, 56 new stores opened in fiscal 2005 and 52 new stores opened in fiscal 2006.
Capital expenditures in fiscal year 2007 are expected to be approximately $30 — $32 million in fiscal 2007, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new stores of which approximately $11 — $12 million is ultimately expected to be reimbursed through landlord contributions.
The Company also expects year-over-year inventories to increase in fiscal 2007 to support new store openings, the expansion of certain core products and sales growth in both the Company’s Stores and Direct Marketing segments.
Critical Accounting Policies and Estimates — In preparing the Condensed Consolidated Financial Statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2006.
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
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. There were no asset valuation charges in either the first nine months of fiscal 2006 or the first nine months of fiscal 2007.
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
Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company’s fiscal year beginning February 3, 2008. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 28, 2006	November 3, 2007	October 28, 2006	November 3, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	39.4	36.3	38.5	37.1
Gross profit	60.6	63.7	61.5	62.9
General and administrative expenses	10.5	9.9	10.6	10.0
Sales and marketing expenses	42.5	45.0	41.9	43.0
Operating income	7.6	8.8	9.0	9.8
Interest income (expense), net	(0.3)	0.2	(0.3)	0.3
Income before provision for income taxes	7.2	9.0	8.7	10.1
Provision for income taxes	2.6	3.6	3.5	4.1
Net income	4.6	5.4	5.2	6.0
Net Sales — Net sales increased 9.9% or $11.8 million to $131.3 million in the third quarter of fiscal 2007, as compared with $119.5 million in the third quarter of fiscal 2006. Net sales for the first nine months of fiscal 2007 increased 12.2% to $395.1 million, as compared with $352.3 million in the first nine months of fiscal 2006. The sales increases were primarily related to a) increases in Store sales, including comparable store sales increases of 3.1% for both the third quarter and first nine months of fiscal 2007 and b) Direct Marketing sales increases of approximately 1.8% and 14.3% for the third quarter and first nine months of fiscal 2007, respectively. Substantially all major product categories generated sales increases in the first nine months of fiscal 2007, led by sales of suits, shirts and neckwear.
For comparable stores, average dollars per transaction increased in the third quarter of fiscal 2007, while traffic (as measured by transactions) and items per transaction decreased, as compared with the third quarter of fiscal 2006. For the first nine months of fiscal 2007, traffic increased while average dollars and items per transaction decreased, as compared with the first nine months of fiscal 2006

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	October 28, 2006		November 3, 2007		October 28, 2006		November 3, 2007
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	340	1,603	391	1,804	324	1,543	376	1,745
Stores opened	19	80	16	68	35	140	32	135
Stores closed	—	—	—	—	—	—	(1)	(8)

Stores open at the end of the period	359	1,683	407	1,872	359	1,683	407	1,872

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet amounts reflect reductions to square footage due to renovations or relocations.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $83.6 million or 63.7% of net sales in the third quarter of fiscal 2007, as compared with $72.5 million or 60.6% of net sales in the third quarter of fiscal 2006. For the first nine months of fiscal 2007 gross profit totaled $248.5 million or 62.9% of net sales, as compared with $216.5 million or 61.5% of net sales for the same period of fiscal 2006. Gross profit margins increased in substantially all major product categories in the third quarter and substantially all major categories except sportswear in the first nine months of fiscal 2007, as compared with the third quarter and first nine months of fiscal 2006.
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
Sales and Marketing Expenses — Sales and marketing expenses increased to $59.1 million or 45.0% of sales in the third quarter of fiscal 2007 from $50.8 million or 42.5% of sales in the third quarter of fiscal 2006. Sales and marketing expenses increased to $170.0 million or 43.0% of sales in the first nine months of fiscal 2007 from $147.5 million or 41.9% of sales in the first nine months of fiscal 2006. Sales and marketing expenses consist primarily of a) Stores, factory store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses relates primarily to the opening of 48 new stores, net of closing one store, since the end of the third quarter of fiscal 2006 and consists of a) $3.2 million and $9.4 million for the third quarter and first nine months of fiscal 2007, respectively, related to additional occupancy costs, b) $2.7 million and $6.9 million for the third quarter and first nine months of fiscal 2007, respectively, related to additional store employee compensation costs, and c) $2.4 million and $6.2 million for the third quarter and first nine months of fiscal 2007, respectively, of additional other variable selling costs (relating primarily to increases in advertising of $1.7 million and $3.8 million in the third quarter and first nine months of fiscal 2007, respectively). The Company expects sales and marketing expenses to continue to increase for the remainder of fiscal 2007 as compared to fiscal 2006 primarily as a result of opening new stores, the full year operation of stores that were opened during fiscal 2006, and an increase in advertising expenditures.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate payroll costs (including all annual incentive compensation) and overhead and distribution center costs, increased $0.4 million and $2.4 million in the third quarter and the first nine months of fiscal 2007, respectively, as compared with the same respective periods of fiscal 2006. The increase for the third quarter of fiscal 2007 was primarily due to increases in corporate payroll and travel costs, as compared to the third quarter of fiscal 2006 due to growth in the Stores and Direct Marketing segments. The increase for the first nine months of fiscal 2007 was primarily due to increases in corporate payroll, benefits and travel costs as compared to prior year period. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses.

Other Income (Expense) — Other income (expense) increased to $0.3 million and $1.1 million in the third quarter and first nine months of fiscal 2007, respectively, as compared with $(0.4) million and $(1.0) million in the third quarter and first nine months of fiscal 2006. The change was due primarily to a $0.4 million and $1.3 million increase in interest income earned on higher average cash and cash equivalent balances in the third quarter and first nine months of fiscal 2007, respectively, as compared with the same periods of fiscal 2006. In addition, interest expense decreased $0.3 million and $0.8 million during the third quarter and first nine months of fiscal 2007, respectively, as a result of the Company having no revolver loan borrowings. In contrast, revolver loan borrowings averaged $14.7 million and $8.4 million for the third quarter and first nine months of fiscal 2006, respectively, with an average interest rate (excluding unused line fees) of 6.8%, for both periods.
Income Taxes — The effective income tax rate for the first nine months of fiscal 2007 was 40.7% as compared with 40.5% in the first nine months of fiscal 2006. The rate for fiscal 2007 benefited from increased profitability in 2007 which provided greater leverage against certain non-deductible expenses as compared to fiscal 2006. That benefit was not as significant, however, as the effect on the rate for fiscal 2006 resulting from the settlement of certain income tax matters.
Seasonality — The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in profits generated during the fourth quarter becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the year. During the fourth quarters of fiscal years 2004, 2005 and 2006, the Company generated approximately 51%, 53% and 58%, respectively, of its annual net income.
Liquidity and Capital Resources — The Company maintains a bank credit agreement (“Credit Agreement”), which provides for a revolving loan whose limit is determined by a formula based on the Company’s inventories and accounts receivable. The Credit Agreement allows the Company to borrow a maximum revolving amount under the facility up to $100 million. In addition, the Company has the option to increase the amount which may be borrowed to $125 million if requested prior to April 29, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the availability under the line of credit in excess of outstanding borrowings is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. There were no revolving loan borrowings outstanding under the Credit Agreement as of November 3, 2007, while revolving loan borrowings outstanding at October 28, 2006 were $16.7 million. Additionally, the Company had $0.4 million of term debt as of November 3, 2007 compared to $5.5 million of term debt as of October 28, 2006.
The Company’s availability in excess of outstanding borrowings, as supported by the existing borrowing base under its Credit Agreement, was $99.6 million at both November 3, 2007 and February 3, 2007.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	October 28, 2006	November 3, 2007

Cash provided by (used in):
Operating activities	$(13,265)	$73
Investing activities	(20,322)	(19,221)
Financing activities	27,797	2,676

Net decrease in cash and cash equivalents	$(5,790)	$(16,472)

The Company’s cash balance was $26.6 million at November 3, 2007, as compared with $1.6 million at October 28, 2006. In addition, the Company has $0.4 million of outstanding debt at November 3, 2007, as compared with $22.2 million at October 28, 2006. Cash was $43.1 million at the beginning of fiscal 2007 and the significant changes through November 3, 2007 are discussed below.
Cash provided by the Company’s operating activities in the first nine months of fiscal 2007 was primarily impacted by net income of $23.7 million and depreciation and amortization of $13.8 million, offset by an increase in operating working capital of $36.5 million. The increase in operating working capital included an increase of $41.6 million in inventories primarily related to the new store growth and the expansion of certain core products during fiscal 2007. In addition, the increase in operating working capital included a reduction of accrued expenses of $7.3 million related primarily to the payment of incentive compensation and taxes that had been accrued at the end of fiscal 2006 and an increase in accounts receivable of $5.2 million primarily due to higher credit card receivables from increased sales near the end of the third quarter of fiscal 2007 as compared with the fourth quarter of fiscal 2006. Cash used in investing activities in the first nine months of 2007 relates primarily to payments for capital expenditures for new stores, information systems and renovated stores. Cash provided by financing activities for the first nine months of fiscal 2007 relates to net proceeds from the exercise of stock options (including the related tax benefits).
For fiscal 2007, the Company expects to spend approximately $30 — $32 million on capital expenditures, primarily to fund the opening of approximately 50 new stores, the renovation and/or relocation of several stores and the implementation of various systems initiatives. The Company spent $19.5 million on capital expenditures in the first nine months of fiscal 2007. The capital expenditures include the cost of the construction of leasehold improvements, fixtures and equipment for new and renovated stores, of which approximately $11 — $12 million is ultimately expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal 2006, the Company negotiated approximately $12.1 million of landlord contributions, of which approximately $10.9 million have been collected, including approximately $6.4 million which was collected in the first nine months of fiscal 2007. The majority of the remaining amount is expected to be received by the end of the first quarter of fiscal 2008. For the stores opened in the first nine months of fiscal 2007, the Company negotiated approximately $8.6 million of landlord contributions, of which the majority is expected to be received over the next twelve months. Management believes that the Company’s cash from operations, existing cash and cash equivalents and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through at least the next twelve months.
Rights Agreement — On September 6, 2007, the Company entered into a Rights Agreement with Continental Stock Transfer & Trust Company, as rights agent, to replace and update the Company’s existing rights agreement which expired on September 19, 2007. See “Note 8 — Rights Agreement” of the consolidated financial statements contained herein.
Off-Balance Sheet Arrangements — The Company has no off-balance sheet arrangements other than its operating lease agreements and letters of credit outstanding as discussed below.
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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal 2007.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2007	2008-2010	2011-2012	2012	Total (d)

Long-term debt	$—	$421	$—	$—	$421
Operating leases (a) (b)	45,922	140,172	82,568	105,625	374,287
Stand-by letter-of-credit (c)	—	400	—	—	400
License agreement	165	495	—	—	660

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to November 3, 2007. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2006.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Obligations related to unrecognized tax benefits of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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
At November 3, 2007, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of November 3, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of November 3, 2007.
Changes in Internal Control over Financial Reporting. During the quarter ended November 3, 2007, the Company implemented a new financial reporting software system. Other than the implementation of this new financial reporting system, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule13a-15 of the Exchange Act that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Massachusetts Labor Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black, the Company’s President, and David E. Ullman, the Company’s Executive Vice President and Chief Financial Officer, have been added as defendants. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys’ fees. The Company’s Motion to Dismiss the Class Action was not granted. The Company intends to defend vigorously the Class Action.
On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton, Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, costs and attorneys’ fees.
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
The Company’s Motion to Dismiss the Derivative Action was granted on September 13, 2007. Among the reasons for dismissal was the failure of the plaintiff to demand that the Board of Directors pursue on behalf of the Company the claims alleged in the Derivative Action. By letter dated September 17, 2007, the plaintiff made such demand and the Board is developing an appropriate response. In addition, by letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (Massachusetts) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action.
The resolution of the foregoing matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal 2006.

Item 6.	Exhibits
Exhibits

4.1	Rights Agreement dated as of September 6, 2007 between Jos. A. Bank Clothiers, Inc. and Continental Stock Transfer & Trust Company.*(1)
4.2	Form of Right Certificate.*(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 2007.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2007	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman

David E. Ullman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Exhibit Index
Exhibits

4.1	Rights Agreement dated as of September 6, 2007 between Jos. A. Bank Clothiers, Inc. and Continental Stock Transfer & Trust Company.*(1)
4.2	Form of Right Certificate.*(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 7, 2007.