Form 10-K
period 2008-02-02
BANK JOS A CLOTHIERS INC /DE/
filed 2008-04-10
CIK 920033

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 2, 2008 (“Fiscal year 2007”).

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
[Commission file number 0-23874]
JOS. A. BANK CLOTHIERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3189198 (I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD (Address of principal executive offices)	21074 (zip code)
(410) 239-2700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Rights to purchase units of Series A Junior Participating Preferred Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at August 4, 2007 was approximately $500.2 million. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.
The number of shares of Common Stock outstanding on April 2, 2008 was 18,184,371.
DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10-14 either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2008 (the first business day following 120 days from the close of its fiscal year ended February 2, 2008) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2008.

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
PART I
Item 1. BUSINESS
General
Jos. A. Bank Clothiers, Inc., a Delaware corporation (herein referred to as the “Company,” “Jos. A. Bank,” or first person pronouns such as “we,” “us,” “our,” “our company” or similar terms), is a designer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 422 retail stores (as of February 2, 2008, which includes seven outlet stores and 12 franchise stores) located throughout 42 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and Internet (www.josbank.com) operations.
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

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended on the following dates and will be referred to herein by their fiscal year designations:

Fiscal year 2001	February 2, 2002
Fiscal year 2002	February 1, 2003
Fiscal year 2003	January 31, 2004
Fiscal year 2004	January 29, 2005
Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal years 2005 and 2007 consisted of 52 weeks and fiscal year 2006 consisted of 53 weeks.
Strategy
The Company, established in 1905, has reinvented itself over the past eight years by focusing on its “Four Pillars of Success,” which consist of:
1.	Quality

2.	Service

3.	Inventory In-stock

4.	Product Innovation
The Company instills these four factors into all aspects of its operation and believes they help create a unique specialty retail environment that develops customer loyalty. Examples of the Company’s commitment to this strategy include:
•	continually increasing the already high level of quality of its products by developing and maintaining stringent design and manufacturing specifications;

•	developing its multi-channel retailing concept by opening more stores and enhancing direct selling through the catalog and Internet operation, thus offering multiple convenient channels for customers to shop;

•	providing outstanding customer service and emphasizing high levels of inventory fulfillment for its customers;

•	expanding its product assortment, including developing the “Three Levels of Luxury” and continuing to add innovative new products; and

•	increasing its product design and development capabilities while eliminating the middleman in the sourcing of its products.
The Brand. The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of its products. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, in a range of superfine qualities, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited editions.
The Company emphasizes customer service in all aspects of its business. Sales associates focus on developing close business relations with their customers to help serve all of the customer’s clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the catalog or Internet. A tailor is staffed in most stores to ensure prompt, high quality alteration service for our customers.

Multi-Channel Retailing. The Company’s strategy is to operate its three channels of selling as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the Internet or catalog. The Company believes the synergy between its stores, its Internet site and its catalog offers an important convenience to its customers and a competitive advantage to the Company. The Company leverages its three channels of selling by promoting each channel together to create brand awareness. For example, the Internet site can be used by our sales associates to increase the product available to store customers, provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.
As a customer convenience, the Company enables customers to purchase all products that are offered in the catalog and Internet while in a store. Conversely, customers may have catalog purchases shipped to a store for alteration and pickup and can return or exchange catalog and Internet purchases at its stores.
Store Growth. The Company had 422 stores as of fiscal year-end 2007, which included 403 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 600 stores by 2012, depending on the performance of the Company over the next several years. As a result of implementing its store growth plan, the Company opened 50 new stores in fiscal year 2003, 60 new stores in fiscal year 2004, 56 new stores in fiscal year 2005, 52 new stores in fiscal year 2006 and 48 new stores in fiscal year 2007. The Company intends to open new stores primarily in core markets which may allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure, as well as in newer markets such as California where it is striving to develop a critical mass of stores to gain leverage.
Product Design and Sourcing. The Company designs and directly sources substantially all of its products. The designs are provided to a world-wide vendor base to manufacture to the Company’s specifications. In certain cases, the Company has eliminated the middlemen (e.g. importers and resellers) in its sourcing process and contracts directly with its manufacturers. The Company used one agent to source approximately 39% of its total product purchases in fiscal year 2007 and expects to continue this relationship in 2008. The Company’s product design and sourcing strategies have resulted in reduced product costs, which have enabled the Company to design additional quality into its products, increase gross profit margins and fund the development of the infrastructure needed to grow the chain.
Segments
The Company has two reportable segments: Stores and Direct Marketing. The Direct Marketing segment consists of our Internet and catalog operations. The Company has included information with regard to these segments for each of its last three fiscal years under Note 12 to its Consolidated Financial Statements.
Stores. The Company’s Stores segment includes its 403 full-line Company owned stores, but excludes its seven outlet stores. The Company opened 48 stores (and closed 2 stores) in fiscal year 2007 and plans to open approximately 38 to 48 stores in fiscal year 2008. The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to the Company’s target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2007, the store mix of the 403 full-line Company owned stores consisted of 129 outdoor lifestyle centers, 74 malls, 40 downtown/street front/business districts and 160 strip centers, power centers or freestanding stores.
The Company’s current store prototype was introduced in March 2001 in Charlottesville, Virginia and has been continually improved. The design emphasizes an open shopping experience that coordinates the Company’s successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures with glass shelving, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The full-line, Company-owned stores averaged approximately 4,730 square feet at fiscal year-end 2007. The stores opened in fiscal years 2006 and 2007 averaged approximately 4,120 and 4,160 square feet, respectively.
The cost to open a new store is based on store size and landlord construction allowances. In fiscal year 2007, the average cost to build-out a new store was approximately $500,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The Company will be reimbursed an average of approximately $230,000 of the new store build-out cost for the stores opened in fiscal year 2007. New stores also require an inventory investment, which varies based on the season the store opens. In fiscal year 2007, store openings required an average initial investment of approximately $300,000 of inventory to offer a full range of products, although amounts vary by store. The inventory levels in a new store are typically increased as the store’s sales mature.

Substantially all full-line Company-owned stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional overflow tailor shops which allow the use of smaller tailor shops within each store. Operating the regional tailor shops has allowed the Company to optimize its tailoring revenues in the stores by sending all overflow work to regional tailor shops. These overflow shops experience higher productivity as the tailors focus solely on alterations, whereas store tailors assist with fitting and measuring customers during the course of the day. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work performed.
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
The Company has seven outlet stores which are used to liquidate excess merchandise and offer certain first quality products at a reduced price. Because of the classic character of the Company’s merchandise and aggressive store clearance promotions, historically, the Company has been able to sell substantially all of its products through its full-line Company-owned stores, Internet and outlet stores and has not been required to sell significant amounts of inventory to third party liquidators.
At February 2, 2008, the Company operated 422 retail stores (including seven outlet stores and 12 franchise stores) in 42 states and the District of Columbia. The following table sets forth the stores that were open at that date.

JOS. A. BANK STORES

Total #
State	Of Stores
Alabama(a)	9
Arizona	4
Arkansas	4
California	25
Colorado	9
Connecticut	11
Delaware	1
Florida	27
Georgia(a)(b)	20
Idaho	1
Illinois(a)	27
Indiana	8
Iowa	3
Kansas	3
Kentucky	4
Louisiana(a)	6
Maryland(b)	19
Massachusetts	11
Michigan	13
Minnesota	5
Mississippi(a)	1
Missouri	5
Nebraska	2
Nevada	3
New Hampshire	1
New Jersey	20
New Mexico	1
New York	17
North Carolina(a)	20
Ohio	19
Oklahoma	4
Pennsylvania(b)	23
Rhode Island	2
South Carolina(a)	9
South Dakota	1
Tennessee(a)	9
Texas	39
Utah	2
Virginia(b)	20
Washington	3
Washington, D.C.	4
West Virginia	1
Wisconsin	6

Total(c)	422

(a)	Includes one or more franchise stores

(b)	Includes one or more outlet stores

(c)	Does not include four stores opened subsequent to fiscal 2007 year-end through April 2, 2008.
Direct Marketing. The Company’s Direct Marketing segment, consisting of its catalog and Internet channels, is a key part of the Company’s multi-channel concept. In fiscal year 2007, the Direct Marketing segment accounted for approximately 11% of net sales and recorded a sales increase of 13.1%. The Company’s Direct Marketing segment offers potential and existing customers convenience in ordering the Company’s merchandise. In fiscal years 2006 and 2007, the Company distributed approximately 9.7 million and 9.4 million catalogs, respectively.
The catalog and Internet site offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate the Company’s high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers are very confident purchasing traditional business attire through the catalog and Internet, as suits represented approximately 26% of orders in the Direct Marketing segment in fiscal year 2007.

To make catalog and online shopping as convenient as possible, the Company maintains a toll-free telephone number accessible 24 hours a day, seven days a week. Catalog sales associates can help customers select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In some cases, sample merchandise is available for catalog sales associates to view, thereby allowing them to better assist customers. Merchandise purchased from the catalog or online may be returned to the Company through any of its stores or by mail.
The Company has experienced strong growth in its Internet sales in each of the past five fiscal years. The Company has approximately 3,100 active affiliate arrangements which have helped increase Internet sales. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliate. The Company expects to continue to pursue affiliate arrangements to help fuel future Internet sales increases.
The Company’s Internet site has many customer-friendly features, including high processing speed, real-time inventory status, order confirmation, product search capabilities and an online catalog. The site has enabled the Company to be responsive to trends thereby affording the Company an opportunity to increase sales. The Company expects to upgrade its Internet site within the next 12 to 24 months to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience.
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
Merchandising
The Company believes it fills a niche of providing upscale classic, professional men’s clothing with superior quality at a reasonable price. The Company’s merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear and golf apparel, all sold under the Jos. A. Bank label. Its product offering includes tuxedos, suits, shirts, vests, ties, sport coats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear, among other items. The Company also sells branded shoes from several vendors, which are substantially the only products it sells not using the Jos. A. Bank brand. In fiscal year 2005, the Company introduced shoes under the Jos. A. Bank brand, which are available for sale through the Direct Marketing segment and in selected stores.
The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the Company’s original Jos. A. Bank Executive collection, to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include the wool used in suits, sport coats and slacks, in a range of superfine qualities, and the uniqueness of tie swatches, some of which are offered in pre-numbered, limited editions.
The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customers. Suits accounted for approximately 24% and 25% of the Company’s merchandise sales in fiscal years 2006 and 2007, respectively, and serve as the foundation of the Company’s extensive offering of other products. When the corporate work environment trended to casual over the past decade, the Company’s product offerings were modified to meet the needs of the Jos. A. Bank customer.
The Company has many unique products to serve its customers’ needs and believes that continued development of innovative products is one of its “Pillars of Success.” The TRIO collection is one of the Company’s solutions to corporate casual attire. The TRIO consists of a tailored jacket with two pairs of pants, one matching the jacket and one in a coordinating pattern. Therefore, the outfit can be worn as a suit, sportcoat/slack combination or as a casual outfit. The Company also offers its Separates collection, a concept for purchasing suits that allows customers to customize their suits by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including superfine wool and natural stretch wool. The Separates line allows a customer to buy a suit that will fit his unique body size with minimum alterations, for a custom fit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept in better quality suits, which the Company believes is a competitive advantage.
The Company also has a very successful line of wrinkle resistant all cotton dress shirts that are made using a patented process that is owned by the vendor. The Company offers its Vacation-in-Paradise (“VIP”) line of casual vacation wear and its David Leadbetter golf apparel, which includes sportshirts, sweaters and casual trousers, in its sportswear category.

In early fiscal year 2004, the Company introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful “Traveler” collection of products. In late fiscal year 2004, it introduced a wrinkle resistant, stain-resistant suit as part of its Separates Collection. The Traveler Suit Separates program is designed to take advantage of our expertise in suit separates with perfectly matched suit coats and pants sold in the customer’s size for a better fit. The 100% wool Traveler Suit Separates are stain resistant and made with new stretch comfort waist bands and stretch linings and include extra interior pockets. In fiscal year 2005, the Company introduced the “Stays Cool” suit, which features innovative fabrics and linings using a variety of technologies, to keep the customer cool and comfortable in any climate. The Company continued to add products using the “Stays Cool” features in fiscal years 2006 and 2007.
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
The Company believes that it gains a distinct advantage over many of its competitors in terms of quality and price by designing its tailored and other products, selecting and, in certain cases, purchasing raw materials (finished wool fabric) and then having merchandise manufactured to its own specifications by third party contract manufacturers. Since the Company’s designs are focused on updated classic clothing, the Company believes it experiences much less fashion risk than other retailers that offer fashions that change more frequently. Substantially all products manufactured must conform to the Company’s rigorous specifications with respect to standardized sizing and quality.
The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors. Approximately 12% of the total product purchases (including piece goods) in fiscal year 2007 were sourced from United States suppliers, and approximately 88% were sourced from suppliers in other countries. In fiscal year 2007, approximately 43% of the total product purchases were manufactured in China (including 21% from Hong Kong) and 20% in Mexico. No other country represented more than 8% of total product purchases in fiscal year 2007.
The Company uses one agent to source a significant portion of its products from various companies that are located in or near Asia (China, including Hong Kong, Indonesia, Korea, Thailand, and Bangladesh). Purchases through this agent represented approximately 39% of the total product purchases in fiscal year 2007. The Company also makes other purchases from manufacturers and suppliers in Asia. Two other suppliers combined represented approximately 20% of total product purchases in fiscal year 2007.
The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. The Company purchases the raw materials for approximately 11% of its finished products, of which five vendors accounted for over 79% of the raw materials purchased directly by the Company in fiscal year 2007. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.
The Company transacts substantially all of its business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer. The Company ordinarily places orders for the purchase of inventory approximately six to twelve months in advance.
The Company does business with all of its vendors in U.S. currency and has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers, contract manufacturers and agents and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms, but it cannot make any assurances of such results. The Company is affected by the devaluation of the U.S. dollar against the foreign currencies of its suppliers’ countries. The Company is attempting to mitigate these risks through aggressive price negotiation and resourcing. Further devaluation of the U.S. dollar may be manifested in the Company’s results as an increase in the cost of goods purchased for resale.

Marketing, Advertising and Promotion
Strategy. The Company has historically used mass media advertising (such as local radio, national cable television and direct mail marketing) and promotional activities in support of its store and catalog/Internet operations. The Company also sends email promotions to its store and Internet customers. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale classic clothing offered at a value. The Company has a database of over 3.8 million names of people who have previously made a purchase from one of the Company’s retail stores, its Internet site or catalog or have requested a catalog or other information from the Company. Of these, approximately 2.2 million individuals have made such purchases or information requests in the past 24 months. The Company evaluates its database for its mailings and selects names based on expectations of response to specific promotions, which allows the Company to efficiently use its marketing dollars.
In the fourth quarter of 2004, the Company began testing national cable television advertising as a method to increase its brand awareness and to drive customers to its stores. The Company expanded its use of television in 2005, 2006 and 2007 and expects to continue marketing through television advertising in 2008.
Throughout each season, the Company promotes specific items or categories at specific prices that are below the initial retail price originally offered to customers. These sales are used to complement promotional events and to meet customer needs. At the end of each season, the Company conducts clearance sales to promote the sale of that season’s merchandise.
Corporate Card. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all full-line stores, as well as for catalog and Internet purchases. Over 256,000 companies nationally, from small privately-owned companies to large public companies, are members of the program, representing an increase of approximately 38% over the approximately 185,000 member companies last year. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program have increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.
Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for employee achievement or for employee recognition. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.
Distribution
The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution facilities located in Hampstead, Maryland. A portion of the merchandise received at the distribution centers is inspected to ensure expected quality in workmanship and conformity to Company specifications. The merchandise is then allocated to individual stores or to warehouse stock (to support the Direct Marketing segment and to replenish store inventory as merchandise is sold). Merchandise allocated to stores is then packed for delivery and shipped, principally by common carrier. Each store generally receives a shipment of merchandise two to three times a week from the distribution centers; however, when necessary because of a store’s size or volume, a store can receive shipments more frequently. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through point-of-sale terminals. Shipments to customers purchasing through the Direct Marketing segment are also made from the central distribution facilities and, less frequently, from stores.
To support new store growth, the Company upgraded its distribution system over the past six years and it is capable of handling approximately 500 stores in most of its distribution center functions. In late 2004, the Company increased its distribution center capacity by leasing and equipping approximately 289,000 square feet of space in a facility that is adjacent to its facility in Hampstead, MD. This location became fully operational in early 2005. The Company expects to increase its distribution capacity in the next 12 to 24 months.
Management Information Systems
In August 1998, the Company installed and implemented the then-current version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed by the Company, the system meets the Company’s current business needs. In fiscal year 1999, the Company replaced its point-of-sale (POS) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, the Company added a wide-area network to its POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to the Company’s centralized fulfillment center. In fiscal year 2000, the Company upgraded its catalog order processing system to the then-current version, which was again updated in fiscal year 2007. The Company also designed and implemented a new Internet site in fiscal year 2000 and increased its capacity and processing speed in fiscal year 2006. In fiscal year 2007, the Company implemented a new system that increased its ability to communicate design specifications to its worldwide vendor base, which replaced a system installed in fiscal year 2003. In fiscal year 2004, the Company developed systems that allow increased management and reporting of pricing elements such as gross margins. The Company outsources to a third party the storage and maintenance of its customer relationships management (CRM) database. The Company can access the CRM database which it uses to select names for customer promotions. By using these systems, the Company is able to capture greater customer data and has increased its marketing efficiency using such data.

Competition
The Company competes primarily with other specialty retailers of men’s apparel, department stores and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few national multi-channel retailers focusing exclusively on men’s apparel, which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on its broad selection of merchandise, friendly customer service and product innovation as part of its “Four Pillars of Success.” The Company competes with, among others, Brooks Brothers, Macy’s, Lands End, Men’s Wearhouse and Nordstrom, as well as local and regional competitors in each store’s market. Many of these competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.
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
Seasonality
The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in profits generated during the fourth quarter becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the year. During the fourth quarters of fiscal years 2005, 2006 and 2007, the Company generated approximately 53%, 58% and 53%, respectively, of its annual net income.
Employees
As of April 2, 2008, the Company had approximately 4,069 employees, consisting of 1,046 part-time employees and 3,023 full-time employees.
As of April 2, 2008, approximately 219 employees worked in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the union, UNITE-HERE. The current collective bargaining agreement with UNITE-HERE extends to February 28, 2009. The Company believes that union relations are good, as there have been no work stoppages in more than 20 years. The Company believes that its relations with its non-union employees are also good.
Approximately 56 sales associates are union members under a separate contract which extends to April 30, 2009. The Company maintains a good relationship with these employees and their union and does not anticipate any significant disruption in its operating workforce.
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

Item 1A. RISK FACTORS
You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs, or is adversely resolved, the Company’s consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and the Company’s business, financial condition and results of operations may suffer materially. As a result, the market price of the Company’s common stock could decline and you could lose all or part of your investment in the Company.
If we are not able to continue profitably opening new stores, our growth may be adversely affected.
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot make any such assurances. As we continue our expansion program, the proposed expansion may place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in our financial performance. The opening of new stores may adversely affect catalog and Internet sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets. We expect to fund our expansion through use of existing cash, cash flows from operations and, if needed, by borrowings under our line of credit. However, if we experience limitations on our ability to utilize these sources of liquidity, our performance declines or other factors so dictate, we may slow or discontinue store openings. If we fail to successfully implement our expansion program, our business, financial condition and results of operations could be materially adversely affected.
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
The retail apparel business is highly competitive and is expected to remain so. We compete primarily with specialty and discount store chains, independent retailers, national and local department stores, Internet retail stores and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than we are and have significantly greater financial, marketing and other resources than we have. In many cases, our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores. Moreover, in addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and retail centers. We believe that our emphasis on classic styles make our business less vulnerable to changes in merchandise trends than many apparel retailers; however, our sales and profitability depend upon the continued demand for our classic styles. We face a variety of competitive challenges including:
•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality new products and/or product/brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	competitively pricing our products and achieving customer perception of value; and

•	providing strong and effective marketing support.
Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is tied to consumer spending for discretionary items and negative changes to consumer confidence could have an adverse affect on our business.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, consumer confidence and the levels of disposable consumer income which is impacted by consumer debt, interest rates and gasoline and energy costs, among other factors. Consumer confidence may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have a material adverse effect on our business, financial condition and results of operations.
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
We rely heavily on a limited number of key suppliers, the loss of any of which could cause a significant disruption to our business and negatively affect our business.
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. The loss of any one of these suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. Although we have not experienced any material disruptions in our sourcing in the past several years any significant disruption of supply from any of these sources could have a material adverse effect on our business, financial condition and results of operations.
Our reliance on foreign sources of production exposes us to a number of risks of doing business on an international basis.
We expect to continue our sourcing to suppliers throughout the world, which may result in additional concentration of our sources. As a result, we face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:
•	political instability of foreign countries;

•	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the United States from countries or regions;

•	imposition of duties, taxes and other charges on imports;

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity;

•	migration and development of manufacturers, which can affect where our products are or will be produced;

•	potential delays or disruptions in shipping and related pricing impacts;

•	volatile fuel supplies and costs; and;

•	the devaluation of the U.S. dollar against the foreign currencies of our suppliers’ countries could adversely affect our product costs.
Any significant disruption of production from any of these sources could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected if the foreign manufacturers of our products do not use acceptable labor practices.
We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our staff and agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by these independent manufacturers could interrupt, or otherwise disrupt the shipment of products to us. The divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States could damage our reputation, which may result in a decrease in customer traffic to our stores, as well as purchasing through our catalogs and Internet site, and therefore could adversely affect our sales, net earnings, business, financial condition and results of operations.
Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business.
Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. We purchase the raw materials for approximately 11% of our finished products, of which five vendors accounted for over 79% of the raw materials purchased directly by us in fiscal year 2007. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Changes in raw materials costs to the vendors or to us may impact the long-term cost of our finished products. Fuel costs and labor costs could also have an adverse impact on our vendors’ manufacturing costs and on our freight and other costs. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business could have a material adverse impact on our business, financial condition and results of operations.
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
Many of our stores are located in shopping malls or retail centers. Sales at these stores are affected, in part, by the volume of traffic in those malls and retail centers. Our sales volume and mall or retail center traffic may be adversely affected by economic downturns in a particular area and the closing of nearby stores. In addition, a decline in the desirability of the shopping environment in a particular mall or retail center, or a decline in the popularity of mall shopping or retail center among our target consumers, could adversely affect our business, financial condition and results of operations.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs that allow us to maintain our profitability. We cannot be sure as to when or whether desirable locations will become available at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable locations and lease terms generally, and upon renewal, could result in our loss of market share and could have an adverse effect on our business, financial condition and results of operations.

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
Our dependence on our centralized distribution centers and centralized computer systems exposes us to the risk of a substantial disruption to our business.
We centralize the distribution of our products in two adjacent distribution centers located in Hampstead, Maryland. Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores or our customers. If these distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. In addition, we are increasingly dependent on the Internet and centralized computer systems and networks (collectively, “Systems”) to process and transmit transactions and to store electronic information. It is critical that we maintain uninterrupted access to and operation of the Systems. The Systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and catastrophic events such as fires, tornadoes and other natural disasters. If the Systems are damaged or cease to function properly, we may suffer interruptions in our operations and we may have to make significant investment to fix or replace them. Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution centers or Systems are shut down for any reason. Such shut-downs could result in a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by increased paper, printing and mailing costs
Increases in postal rates, paper or printing costs would affect the cost of producing and distributing our catalog and promotional mailings and sales and marketing expenses. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. The unavailability of these discounts, as well as increases in future paper, printing and postal costs could adversely impact our earnings if we are unable to offset these increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. This could result in a material adverse effect on our business, financial condition and results of operations.
Our efforts to protect and enforce our intellectual property rights or protect ourselves from the claims of third-parties may not be effective.
Our trademarks are important to our success and competitive position. We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, and THE MIRACLE COLLECTION®, each of which is registered in the United States Patent and Trademark Office. We are susceptible to others imitating our products and infringing on our intellectual property rights. Imitation or counterfeiting of our products or other infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products in violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to the marks that we license and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Our failure to adequately protect and enforce our intellectual property rights or protect ourselves from the claims of third parties could result in a material adverse effect on our business, financial condition and results of operations.
We are exposed to a number of risks involving the acceptance and processing of credit cards, the occurrence of which could substantially harm our business, financial condition and results of operations.
Our acceptance of credit cards at our stores and through our catalog and Internet channels necessarily involves the gathering and storage of sensitive, personal information regarding our customers. Although we believe our systems are sound, no system is completely invulnerable to attack or loss of data. A loss of data could subject us to financial and legal risks, as well as diminish our reputation and customer loyalty. Further, our continued ability to accept and process credit cards is dependent, in part, on our contractual relationships with our acquiring bank (i.e. the bank at which we maintain our account for collecting credit card payments from customers) and our credit card processor (i.e. the third party that submits on our behalf credit card transactions to our acquiring bank). Any disruption or change in these contractual relationships could interrupt our business or increase our costs. The occurrence of any of the foregoing risks, or other risks associated with the acceptance and processing of credit cards, could have a material adverse effect on our business, financial condition and results of operations.
We face a number of risks relating to our use of consumer information.
We maintain a customer database which is important to our marketing efforts. Any limitations imposed on the use of this consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent that our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation, which could expose us to liability and cause damage to our reputation or brand, in addition to the negative effect on our business, financial condition and results of operations.

Our business has become increasingly dependent on a strong holiday season.
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2005, 2006 and 2007, we generated approximately 53%, 58% and 53%, respectively, of our annual net income, which resulted, in part, from increased traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in sales or margins during this period could have a disproportionate effect on our business, financial condition and results of operations. In addition, major winter storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.
We will face a number of risks if we pursue growth by acquisitions or other strategic opportunities.
We may from time to time hold discussions and negotiations regarding strategic opportunities, including with (i) potential investors who express an interest in making an investment in or acquiring us, (ii) potential joint venture partners looking toward the formation of strategic alliances and (iii) companies that represent potential acquisition or investment opportunities for us. We cannot assure you that any definitive agreement will be reached regarding the foregoing, nor do we believe that any such agreement is necessary to implement successfully our strategic plans. Pursuing growth by acquisitions or other strategic opportunities will expose us to the various risks that arise there from, which could result in a material adverse effect on our business, financial condition and results of operations.
Our stock price may continue to be volatile.
The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. The following, among other factors, may cause the market price of our common stock to fluctuate:
•	Our sales and profitability results and those of others in the retail industry;

•	Anticipation regarding our future operating results and those generally operating in the retail industry; and

•	Changes in earnings estimates by research analysts.
In addition, the stock market has experienced price and volume fluctuations that have affected the market price of our common stock, as well as that of other companies, including our competitors, and which may be unrelated to our operating performance or the operating performance of these other companies.
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

Litigation or legal proceedings could expose us to significant liabilities and could divert our management’s attention and thus negatively affect our financial results
We are subject to various litigation and legal proceedings and claims (collectively, “Legal Matters”), including those identified in Part I, Item 3, “Legal Proceedings.” Although we intend to defend the identified matters vigorously, we are unable to predict the outcome of these matters. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of their merit, Legal Matters may result in a diversion of our management’s attention and resources and could be disruptive to our operations. In addition, costs and potential losses associated with Legal Matters could adversely affect our business, financial condition and results of operations.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Company owns one facility located in Hampstead, Maryland, which houses, among other things, its principal executive offices and a distribution center, and leases its other distribution center also located in Hampstead, Maryland, adjacent to its owned facility. The Company believes that its existing facilities are well maintained and in good operating condition. The table below presents certain information relating to the Company’s property as of April 2, 2008:

	Gross
	Square	Owned/
Location	Feet	Leased	Primary Function
Hampstead, Maryland	315,000	Owned	Offices, distribution center, catalog and Internet order and fulfillment and regional tailoring overflow shop

Hampstead, Maryland	289,000	Leased	Distribution center and offices
The Company also leases two overflow tailoring facilities in Atlanta, Georgia and Kansas City, Kansas, as well as overflow tailoring operations in several of its larger stores. These facilities receive customers’ goods from full-line stores, which are altered and returned to the selling store for customer pickup. Additional office space of approximately 3,000 square feet is leased in Florida.
As of February 2, 2008, the Company operated 422 stores (including its seven outlet stores and 12 franchise stores). All Company-owned full-line stores were leased. The full-line stores average approximately 4,730 square feet as of fiscal year-end 2007, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 1,000 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in annual fixed rental payments during the lease term. In addition, the Company has entered into an agreement to purchase a retail location for approximately $2.1 million. Closing under the agreement is expected to occur in fiscal year 2008.
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
On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton (“Hutton”), Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, equitable relief, costs and attorneys’ fees.
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
On October 17, 2006, the Hutton Action and the Kemp Action were consolidated under the Hutton Action case number (1:06-cv-02095-BEL) and are now known as In re Jos. A. Bank Clothiers, Inc. Derivative Litigation (the “Derivative Action”). The Amended Shareholder Derivative Complaint in the Derivative Action was filed against the same defendants as those in the Hutton Action, extended the Relevant Period to October 20, 2006 and purported to assert substantially the same claims and seek substantially the same relief.
The Company’s Motion to Dismiss the Derivative Action was granted on September 13, 2007. Among the reasons for dismissal was the failure of the plaintiff to demand that the Board of Directors pursue on behalf of the Company the claims alleged in the Derivative Action. By letter dated September 17, 2007 (the “Demand Letter”), Hutton, by and through his attorneys, made such demand. The Board appointed a Special Litigation Committee (the “SLC”) to investigate, and determine the position of the Company with respect to, all matters relating to the Demand Letter. The SLC, with the assistance of independent counsel, conducted an investigation into the claims presented in the Demand Letter. The SLC issued its findings in a “Report of the Special Litigation Committee of Jos. A. Bank Clothiers, Inc.”, dated February 7, 2008 (the “Report”). In the Report, the SLC concludes that, for a variety of reasons, “the institution of a lawsuit [as proposed in the Demand Letter] is neither appropriate nor in the best interest of the Company.... First, and most important [among those reasons, the SLC found that] the proposed lawsuit is entirely without merit.” The Report has been delivered to Hutton’s attorneys.
By letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (“NCRS”) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action. The Company asked that the demand be withdrawn or held in abeyance until the SLC reported on its investigation. On January 3, 2008, NCRS filed in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) a Verified Complaint against the Company seeking to compel an inspection of the Company’s books and records. The Company has answered the Complaint and intends to defend vigorously the action.
The resolution of the foregoing matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the quarter ended February 2, 2008.
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
On December 14, 2005, the Company’s Board of Directors declared a 25% common stock dividend payable on February 15, 2006 to stockholders of record as of January 27, 2006. In conjunction with the distribution of the stock dividend, the Company retired all of its previously held shares of treasury stock. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in this Annual Report on Form 10-K, including in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect this stock dividend.

	High	Low
1st Quarter fiscal 2008 (through April 2, 2008)	$27.15	$18.81

	Fiscal Year 2006		Fiscal Year 2007
	High	Low	High	Low
1st Quarter	$48.12	$40.58	$40.07	$29.08
2nd Quarter	43.39	22.14	46.16	31.88
3rd Quarter	31.41	23.50	37.79	26.43
4th Quarter	33.31	28.58	32.63	19.50
On April 2, 2008, the closing sale price of the Common Stock was $21.24.
Holders of Record of Common Stock
As of April 2, 2008, there were 79 holders of record of the Company’s Common Stock.
Dividend Policy
The Company intends to retain its earnings to finance the development and expansion of its business and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not declared or paid any cash dividends in the last two fiscal years. In addition, the Amended and Restated Credit Agreement pursuant to which the Company maintains its line of credit (the “Credit Agreement”) prohibits the Company from paying cash dividends without prior approval from the lender.
Authorized Common Shares
At the 2006 annual meeting of shareholders held on June 23, 2006, the shareholders voted to approve an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 20 million shares to 45 million shares.

Performance Graph
The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from January 31, 2003 through February 1, 2008 of an initial investment of $100 invested in (a) Jos. A. Bank’s Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

		Total Return	Total Return
		Index	Index
	Jos. A. Bank	NASDAQ	NASDAQ
	Clothiers,	Stock Market	Retail Trade
	Inc.	(U.S.)	Stocks

January 31, 2003	$100.00	$100.00	$100.00
January 30, 2004	$204.25	$155.64	$146.62
January 28, 2005	$248.85	$153.96	$175.60
January 27, 2006	$437.72	$175.35	$190.43
February 2, 2007	$341.32	$189.02	$209.23
February 1, 2008	$297.16	$182.51	$185.24
This information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data with respect to fiscal years 2003 through 2007 have been derived from the Company’s audited Consolidated Financial Statements. All fiscal years end on the Saturday closest to January 31 of the respective year. Fiscal years 2003 through 2005 and fiscal year 2007 consisted of 52 weeks, while fiscal year 2006 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10 K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$299,663	$372,500	$464,633	$546,385	$604,010
Cost of goods sold	127,364	147,674	177,006	207,947	225,364

Gross profit	172,299	224,826	287,627	338,438	378,646
Operating expenses:
Sales and marketing	111,769	144,770	179,902	212,890	242,655
General and administrative	30,554	38,003	45,930	52,453	53,240

Total operating expenses	142,323	182,773	225,832	265,343	295,895

Operating income	29,976	42,053	61,795	73,095	82,751
Total other income (expense)	(1,623)	(1,696)	(1,794)	(938)	1,582

Income before provision for income taxes	28,353	40,357	60,001	72,157	84,333
Provision for income taxes	12,073	15,876	24,751	28,935	34,165

Net income	$16,280	$24,481	$35,250	$43,222	$50,168

Per share information—diluted(a):
Net income per share	$0.94	$1.38	$1.95	$2.36	$2.72
Diluted weighted average number of shares	17,354	17,789	18,031	18,342	18,420
Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$875	$1,425	$7,344	$43,080	$82,082
Working capital	76,214	69,620	96,856	136,562	187,134
Total assets	200,645	233,304	304,832	368,392	440,098
Total debt	29,863	6,859	5,797	412	—
Total noncurrent liabilities (including debt)	51,521	41,024	44,595	46,416	52,712
Stockholders’ equity	86,454	114,324	153,800	208,234	261,165
Other Data (as of end of fiscal year):
Number of stores(b)	210	269	324	376	422

(a)	On December 14, 2005, the Company’s Board of Directors declared a 25% common stock dividend payable on February 15, 2006 to stockholders of record as of January 27, 2006. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect the stock dividend.

(b)	Includes franchise stores.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K. Fiscal years 2005 and 2007 consisted of 52 weeks, while fiscal 2006 consisted of 53 weeks. All comparisons between fiscal years 2006 and 2007 are 53-week versus 52-week results, respectively, unless otherwise noted.
Overview
Net income in fiscal year 2007 increased 16.1% to approximately $50.2 million, as compared with approximately $43.2 million in fiscal year 2006. The increased earnings in fiscal year 2007 were primarily attributable to:
•	10.5% increase in net sales, with increases in both the Stores and Direct Marketing segments, while generating an increase in gross profit margins of 80 basis points;

•	3.8% increase in comparable store sales; and

•	a 40 basis points increase in operating costs (sales and marketing and general and administrative costs) as a percentage of sales, as compared with the prior year, caused primarily by the opening of 48 stores during the year, offset somewhat by the leveraging of general and administrative costs.
The Company had 422 stores as of the end of fiscal year 2007, which consisted of 403 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 600 stores by 2012, depending on the performance of the Company over the next several years. The Company plans to open approximately 38 to 48 stores in fiscal year 2008 as part of its plan to grow the chain to this targeted long-term store level. The store growth is part of a strategic plan the Company initiated in fiscal year 2000. In the past seven years, the Company has continued to open new stores as infrastructure and performance have improved. As such, there were 21 new stores opened in fiscal year 2001, 25 new stores opened in fiscal year 2002, 50 new stores opened in fiscal year 2003, 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006 and 48 new stores opened in fiscal year 2007.
Capital expenditures are expected to be approximately $30 to $35 million in fiscal year 2008, primarily to fund the opening of approximately 38 to 48 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location, the potential expansion of distribution center capacity and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which $9 to $12 million is expected to be reimbursed through landlord contributions. The Company also expects inventories to increase in 2008 to support new store openings and sales growth in both the Company’s Stores and Direct Marketing segments.
The Company ended fiscal year 2007 with no revolving debt under its Credit Agreement, no term debt and $82.1 million of cash. The Company generated $63.7 million of cash from operating activities in fiscal year 2007, which was primarily used to fund $27.7 million in property, plant and equipment expenditures and reflected a $23.4 million increase in inventory levels primarily to support the opening of 48 new stores, the expansion of certain core products and sales growth in both the Company’s Stores and Direct Marketing segments. The Credit Agreement has a maturity date of April 30, 2010 and currently allows the Company to borrow a maximum revolving amount of $100 million. Subject to certain limitations, the Company has the option to increase the maximum revolving amount to $125 million, if requested by April 30, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. After giving effect to all then outstanding obligations and other limitations under the Credit Agreement, the amount that the Company was entitled to borrow under the Credit Agreement (“Excess Availability”) was $99.6 million at fiscal year-end 2007.
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
Management’s sales assumptions are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2007) are of classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers and white and blue button-down shirts, etc. The portions of products that have fashion elements are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s outlet stores, through the Internet website or on clearance at the retail stores, typically within twenty-four months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.9 million, $1.3 million and $1.9 million in fiscal years 2005, 2006 and 2007, respectively. The Company reduced the carrying amount of its current inventory value for product in its inventory as of the end of the fiscal year that may be sold below its cost in future periods. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. During fiscal year 2007, the Company recognized an impairment charge of $0.8 million relating to several stores within its Stores segment which was included in “Sales and marketing” in the Consolidated Statements of Income. There were no asset impairment charges in either fiscal year 2005 or fiscal year 2006.
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
While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates. Management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations. These estimates were discussed by Management with the Company’s Audit Committee.

Recently Issued Accounting Standards— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. The Company is evaluating the impact, if any, of this statement on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial
Liabilities – including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for fiscal year 2008. The Company is evaluating the impact, if any, of this statement on its consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also requires expanded disclosures in addition to that previously required by SFAS 141. SFAS 141(R) will be effective for all business combinations with an acquisition date on or after February 1, 2009, the start of our fiscal year 2009, and early adoption is not permitted. The Company is currently evaluating the impact SFAS No. 141(R) will have on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 will be effective beginning February 1, 2009. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, certain items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	38.1	38.1	37.3
Gross profit	61.9	61.9	62.7
Sales and marketing expenses	38.7	39.0	40.2
General and administrative expenses	9.9	9.6	8.8
Total operating expenses	48.6	48.6	49.0
Operating income	13.3	13.4	13.7
Total other income (expense)	(0.4)	(0.2)	0.3
Income before provision for income taxes	12.9	13.2	14.0
Provision for income taxes	5.3	5.3	5.7

Net income	7.6%	7.9%	8.3%

Fiscal Year 2007 Compared to Fiscal Year 2006
Net Sales—Net sales increased 10.5% to $604.0 million in fiscal year 2007 compared with $546.4 million in fiscal year 2006. The Stores segment sales increased 10.5% in fiscal year 2007 due primarily to a 3.8% increase in comparable store sales and the opening of 48 new stores (and the closing of 2 stores) as shown below. The comparable store sales increase is based on a comparison of the 52 weeks of fiscal year 2007 with the first 52 weeks of fiscal year 2006. Comparable store sales include merchandise sales generated in all full-line stores that have been open for at least thirteen full months. The 3.8% increase in comparable store sales in fiscal year 2007 was led by increased traffic (as measured by number of transactions), while items per transaction and dollars per transaction decreased. Comparing fiscal year 2007 to fiscal year 2006, Direct Marketing sales increased 13.1%, primarily driven by an increase in Internet sales offset by a decline in catalog sales.
The following table provides information regarding the number of stores opened and closed during fiscal years 2006 and 2007:

	Fiscal Year 2006		Fiscal Year 2007
		Square		Square
	Stores	Feet	Stores	Feet*
Stores open at the beginning of the year	324	1,543	376	1,745
Stores opened	52	202	48	206
Stores closed	—	—	(2)	(16)

Stores open at the end of the year	376	1,745	422	1,935

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet includes a net increase of 6 square feet due to relocations or renovations in several stores.
All major product categories generated net sales increases in fiscal year 2007, led by sales of suits followed by sales of dress shirts and sportswear. Sales of the more luxurious Signature and Signature Gold suits, which together represented over 40% of suit sales in fiscal year 2007, increased approximately 16% over fiscal year 2006 sales. For fiscal years 2006 and 2007, suits represented approximately 24% and 25% of total merchandise sales, respectively. Merchandise sales exclude tailoring and franchise fee revenue.
Gross Profit—Gross profit (net sales less cost of goods sold) in fiscal year 2007 increased over the prior year both in absolute dollars and as a percentage of sales, increasing to $378.6 million or 62.7% of net sales in fiscal year 2007 from $338.4 million or 61.9% of net sales in fiscal year 2006. The 80 basis point improvement in gross profit margin was driven primarily by lower costs resulting from vendor sourcing shifts. In addition, gross profit margin improvements were realized across all major product categories, except the sportswear category which was impacted by clearance activity and holiday promotions.
The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) full-line store, outlet store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $242.7 million in fiscal year 2007 from $212.9 million in fiscal year 2006. As a percent of net sales, sales and marketing expenses increased to 40.2% in fiscal year 2007, as compared with 39.0% in fiscal year 2006. The $29.8 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 48 new stores in fiscal year 2007, a full year of costs from the 52 new stores opened in fiscal year 2006, and expanded advertising programs. The higher costs include a) $10.8 million of occupancy costs, b) $9.4 million of payroll, benefits and related costs, c) $5.5 million of media advertising, catalog and other marketing costs, and d) $4.1 million of credit card and other variable selling costs. The Company expects sales and marketing expenses to increase in fiscal year 2008 primarily as a result of opening approximately 38 to 48 new stores, the full year operation of stores that were opened during fiscal year 2007, an increase in advertising expenditures, and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.
General and Administrative Expenses—General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, increased $0.8 million in fiscal year 2007, as compared with fiscal year 2006. Total corporate costs, including payroll, incentive compensation, taxes and other corporate overhead costs, increased $0.2 million. The net increase in corporate costs was primarily driven by a) higher payroll and incentive compensation costs of $1.3 million and higher travel costs of $0.5 million, b) lower benefits costs of $1.1 million due primarily to lower claims experience related to the Company’s group healthcare costs, c) a benefit of $0.5 million related to a state grant that was recognized as a result of targeted employment levels being achieved, d) lower professional fees of $0.4 million, and e) higher other corporate costs of $0.4 million. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.

Distribution center costs increased $0.6 million in fiscal year 2007, primarily due to a) higher payroll and benefits costs of $0.2 million, and b) higher occupancy, supplies, postage and other miscellaneous costs of $0.4 million. The Company expects distribution center costs to increase in the future as it expects to process an increasing amount of inventory units to support future growth in the Stores and Direct Marketing segments. In addition, the Company may expand its distribution center capacity in the next 12 to 24 months.
Interest Income, net—Interest income, net was $1.6 million in fiscal year 2007 compared to interest expense, net of $0.9 million in fiscal year 2006, a favorable improvement of $2.5 million. The change was due to the Company having no revolving debt under the Credit Agreement in fiscal year 2007, compared to an average revolving balance of $7.2 million in fiscal year 2006. Interest expense was $0.4 million in fiscal year 2007 compared to $1.4 million in fiscal year 2006. The interest expense in fiscal year 2007 was comprised primarily of unused line fees related to the revolving facility. In addition, the Company had higher average cash and short-term investment levels in fiscal year 2007 compared to fiscal year 2006 and as a result earned more interest income ($1.9 million in fiscal year 2007 compared to $0.5 million in fiscal year 2006). The Company anticipates having higher average cash and short-term investment levels throughout much of fiscal year 2008, as compared with fiscal year 2007, which may result in higher net interest income depending on the level of interest rates on investments during fiscal year 2008.
Income Taxes—The fiscal year 2007 effective income tax rate increased to 40.5%, as compared with 40.1% in fiscal year 2006. The income tax rate for fiscal year 2006 reflected a reduction of previously recorded income tax liabilities settled or otherwise resolved in fiscal year 2006 of approximately $0.7 million. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2004 and is in the process of examining the tax return for fiscal year 2005. The majority of the Company’s state and local returns are no longer subject to examinations by taxing authorities for the years before fiscal year 2002.
Fiscal Year 2006 Compared to Fiscal Year 2005
Net Sales—Net sales increased 17.6% to $546.4 million in fiscal year 2006 compared with $464.6 million in fiscal year 2005. The Stores segment sales increased 17.1% in fiscal year 2006 due primarily to a 4.3% increase in comparable store sales and the opening of 52 new stores as shown below. The comparable store sales increase is based on a comparison of the 53 weeks of fiscal year 2006 with the corresponding 53 weeks of the prior year. Comparable store sales, which include merchandise sales generated in all full-line stores that have been open for at least thirteen full months, increased 4.3% in fiscal year 2006. The increase in comparable store sales was led by increased traffic (as measured by number of transactions), while items and dollars per transaction decreased. Direct Marketing sales increased 26.5%, primarily driven by increases in Internet sales over fiscal year 2005, while catalog sales declined as compared with the prior fiscal year.
Most major product categories generated net sales increases in fiscal year 2006, led by sales of dress shirts which increased nearly 15% over fiscal year 2005 sales and sales of sportswear which increased nearly 7% over fiscal year 2005 sales. Sales of the more luxurious Signature and Signature Gold suits, which together represented over 40% of suit sales in fiscal year 2006, increased more than 21% over fiscal year 2005 sales. For fiscal years 2006 and 2005, suits represented approximately 24% and 25% of total merchandise sales, respectively. Merchandise sales exclude tailoring and franchise fee revenue.

Net sales also increased as a result of the opening of new stores. The following table provides information regarding the number of stores opened and closed during fiscal years 2005 and 2006:

	Fiscal Year 2005		Fiscal Year 2006
		Square		Square
	Stores	Feet	Stores	Feet*
Stores open at the beginning of the year	269	1,318	324	1,543
Stores opened	56	233	52	202
Stores closed	(1)	(8)	—	—

Stores open at the end of the year	324	1,543	376	1,745

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet includes a net reduction of 8 square feet due to relocations or renovations in several stores.
Gross Profit—Gross profit (net sales less cost of goods sold) in fiscal year 2006 remained consistent with the prior year as a percentage of sales, increasing to $338.4 million or 61.94% of net sales in fiscal year 2006 from $287.6 million or 61.90% of net sales in fiscal year 2005. The slight increase in gross profit margin was driven by higher initial markups.
The Company’s gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution, store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) full-line store, outlet store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $212.9 million in fiscal year 2006 from $179.9 million in fiscal year 2005. As a percent of net sales, sales and marketing expenses increased slightly to 39.0% in fiscal year 2006, as compared with 38.7% in fiscal year 2005. The $33.0 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of 52 new stores in fiscal year 2006, a full year of costs from the 56 new stores opened in fiscal year 2005, and expanded advertising programs. The higher costs include a) $14.0 million of occupancy costs, b) $13.4 million of payroll, benefits and related costs, and c) $5.6 million of media advertising, catalog and other marketing costs and credit card and other variable selling costs.
General and Administrative Expenses—G&A increased $6.5 million in fiscal year 2006, as compared with fiscal year 2005. Total corporate costs, including payroll, incentive compensation, taxes and other corporate overhead costs, increased $5.3 million. The increases in corporate payroll and overhead costs were primarily due to a) higher payroll and incentive compensation costs ($4.2 million), b) higher depreciation, occupancy and other administrative costs related to the expansion of the corporate offices in the middle of fiscal year 2005 ($0.7 million), and c) higher professional fees ($0.4 million).
Distribution center costs increased $1.2 million in fiscal year 2006, primarily due to a) higher payroll and benefits costs ($0.6 million) and b) higher occupancy, utilities and other miscellaneous costs ($0.5 million).
Interest Expense, net—Interest expense, net decreased $0.9 million from fiscal year 2005 to fiscal year 2006 primarily due to a lower average borrowing balance, partially offset by higher interest rates. The average daily revolver loan borrowings decreased $9.1 million to $7.2 million in fiscal year 2006, as compared with $16.3 million in fiscal year 2005, while the weighted average interest rate increased to 6.8% in fiscal year 2006 as compared with 6.0% in fiscal year 2005.
Income Taxes—The fiscal year 2006 effective income tax rate decreased to 40.1% as compared with 41.2% in fiscal year 2005. The income tax rate for fiscal year 2006 reflects a reduction of previously recorded income tax liabilities settled or otherwise resolved in 2006 of approximately $0.7 million related to the finalization of the IRS examination of fiscal year 2004 return.

Liquidity and Capital Resources
Pursuant to the Credit Agreement, the Company has a credit facility with a maturity date of April 30, 2010. The current maximum revolving amount available under the Credit Agreement is $100 million. Subject to certain limitations, the Company has the option to increase the maximum revolving amount to $125 million, if requested by April 30, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. Borrowings are limited by a formula which considers inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s Excess Availability from time to time. The average interest rate, excluding unused line fees, was 6.8% for fiscal year 2006 and there were no borrowings outstanding in fiscal year 2007. Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.
The Company ended fiscal year 2007 with no revolving debt under the Credit Agreement, no term debt and $82.1 million of cash. The Company generated $63.7 million of cash from operating activities in fiscal year 2007, which was primarily used to fund $27.7 million in property, plant and equipment expenditures and reflected a $23.4 million increase in inventory levels primarily to support the opening of 48 new stores, the expansion of certain core products and sales growth in both the Company’s Stores and Direct Marketing segments. The Company’s Excess Availability under the Credit Agreement was $99.6 million at fiscal year-end 2007.
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At each of fiscal year-end 2006 and fiscal year-end 2007, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. As of fiscal year-end 2006, the Company had $0.4 million of term debt. As of fiscal year-end 2007, the Company had no term debt.
The average daily outstanding revolving balance under the Credit Agreement was approximately $7.2 million for fiscal year 2006 while there was no revolving debt outstanding under the line during fiscal year 2007.
The following table summarizes the Company’s sources and uses of funds as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year
	2005	2006	2007
Cash provided by (used in):
Operating activities	$37,026	$60,911	$63,712
Investing activities	(31,577)	(31,141)	(27,401)
Financing activities	470	5,966	2,691

Net increase (decrease) in cash and cash equivalents	$5,919	$35,736	$39,002

Cash provided by the Company’s operating activities in fiscal year 2007 was primarily impacted by net income of $50.2 million and depreciation and amortization of $18.5 million, offset by an increase in net operating working capital and other operating items of $5.0 million. The increase in operating working capital and other operating items included an increase of $23.4 million in inventories primarily related to the new store growth and the expansion of certain core products during fiscal year 2007. In addition, operating working capital and other operating items included a total increase of $21.4 million in accounts payable, accrued expenses and noncurrent lease obligations primarily related to the store growth and higher accrued taxes related to the increased earnings. Cash used in investing activities during fiscal year 2007 of $27.4 million relates primarily to payments for capital expenditures for new stores, information systems and renovated stores. Cash provided by financing activities for fiscal year 2007 of $2.7 million relates to net proceeds from the exercise of stock options (including the related tax benefits).
Cash provided by the Company’s operating activities in fiscal year 2006 was generated primarily by increased net income and was used to support a $6.8 million increase in inventory and $5.7 million increase in prepaid rent and other leasing costs to support new store growth. Cash used in investing activities in fiscal year 2006 relates primarily to capital expenditures for new store openings, renovations and relocations, and distribution center and systems projects. Cash provided by financing activities relates primarily to $11.4 million of proceeds and excess income tax benefits from the issuance of common stock in connection with stock option exercises, partially offset by $5.8 million of repayments of long-term debt, including voluntary early repayments of $5.1 million of long-term debt.

Cash provided by the Company’s operating activities in fiscal year 2005 was generated primarily by increased net income as compared with fiscal year 2004 and was used to support a $49 million increase in inventory to support new store growth and to increase availability of certain core items. Cash used in investing activities in fiscal year 2005 relates primarily to capital expenditures for new stores, distribution center and systems projects. Cash provided by financing activities relates primarily to $1.5 million of proceeds from the issuance of common stock in connection with stock option exercises, offset by $1.1 million of repayments of long-term debt.
For fiscal year 2008, the Company expects to spend approximately $30 to $35 million on capital expenditures, primarily to fund the opening of approximately 38 to 48 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location, the potential expansion of distribution center capacity and the implementation of various systems projects. Management believes that the Company’s existing cash, cash flows from operating activities and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal year 2008. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which $9 to $12 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal year 2007, the Company negotiated approximately $12.6 million of landlord contributions, of which $6.0 million was collected by the fiscal year-end. The balance is expected to be received in fiscal year 2008. In addition, at February 2, 2008, the Company had recorded $7.7 million of accrued property, plant and equipment additions related to stores opened in fiscal year 2007 and to be opened in fiscal year 2008 that have been incurred but not completely invoiced by vendors which will be paid primarily in the first quarter of fiscal year 2008. Also, in fiscal year 2007, the Company collected approximately $7.1 million of landlord contributions related to fiscal year 2006 store openings, which were recorded within the operating activities section of the Consolidated Statement of Cash Flows. As of February 2, 2008, the Company has collected substantially all landlord contributions for stores opened in fiscal year 2006 and prior.
Off-Balance Sheet Arrangements—The Company has no off-balance sheet arrangements other than its operating lease agreements and one letter of credit outstanding under the Credit Agreement.
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
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of February 2, 2008:

	Payments Due by Fiscal Year (in thousands)
	2008	2009-2011	2012-2013	Beyond 2013	Total (d)
Operating leases (a) (b)	$50,964	$144,485	$83,640	$86,836	$365,925
Stand-by letter-of-credit (c)	—	400	—	—	400
License agreement	165	330	—	—	495
Property, plant and equipment commitments (e)	2,100	—	—	—	2,100

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to February 2, 2008. See Note 9 to the Consolidated Financial Statements.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Obligations related to unrecognized tax benefits of $0.3 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

(e)	The Company has entered into an agreement to purchase a retail location. Closing under the agreement is expected to occur in fiscal year 2008.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At fiscal year-end 2007, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. In addition, the Company invests its excess cash in short-term investments, primarily treasury bills, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.4 million in fiscal year 2007.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to pages F-1 to F-23 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
Limitations on Controls and Procedures—Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 2, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 2, 2008.

Management’s Annual Report on Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 2, 2008, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.
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
Attestation Report of the Registered Public Accounting Firm—The Company’s independent registered public accounting firm, Deloitte & Touche, LLP, has issued the following attestation report on the effectiveness of the Company’s internal control over financial reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.:
Hampstead, Maryland
We have audited the internal control over financial reporting of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended February 2, 2008, of the Company and our report dated April 10, 2008 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Baltimore, Maryland
April 10, 2008

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The disclosure required under Item 10, other than the following information concerning the Company’s code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2008 (the first business day following 120 days from the close of fiscal year-end 2007) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2008.
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
Item 11. EXECUTIVE COMPENSATION
The disclosure required under Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2008 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2008.
Effective the date hereof, the Company’s Compensation Committee adopted a management bonus plan for the Company’s executive officers for fiscal year 2008. Exhibit 10.15, which is incorporated by reference herein, includes a description of this plan.
Effective the date hereof, the Company’s Compensation Committee determined the amount payable to the Company’s executive officers earned under the bonus plan adopted for fiscal year 2007. These bonuses are as follows: Robert N. Wildrick, $2,731,293, R. Neal Black, $365,000, Robert B. Hensley, $305,000, David E. Ullman, $285,000 and Gary Merry, $180,000.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure required under Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2008 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure required under Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2008 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2008.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure required under Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 2, 2008 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2008.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:
(a) (2) List of Financial Statement Schedules
All required information is included within the Consolidated Financial Statements and the notes thereto.
(a) (3) List of Exhibits

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(26)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(15)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(28)

4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(29)

4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(29)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(5)†

10.2	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(17)

10.2(a)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(24)

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†

10.3(a)	—	First Amendment, dated April 30, 2003, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†

10.3(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(20)†

10.3(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†

10.3(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†

10.3(e)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(30)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(21)†

10.5	—	Employment offer letter, dated March 14, 2008, from Jos. A. Bank Clothiers, Inc. to Eric Singleton.*(30)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†

10.6(a)	—	First Amendment, dated as of April 30, 2003, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†

10.6(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(21)†

10.6(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†

10.6(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†

10.6(e)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(30)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(7)†

10.7(a)	—	First Amendment, dated as of March 6, 2000, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(8)†

10.7(b)	—	Second Amendment, dated as of May 25, 2001, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(10)†

10.7(c)	—	Third Amendment, dated as of October 2, 2003, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(16)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(7)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(11)†

10.8(d)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†

10.8(e)	—	Fifth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†

10.8(f)	—	Sixth Amendment, dated as of April 4, 2005, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(20)†

10.8(g)	—	Seventh Amendment, dated as of April 5, 2006, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†

10.8(h)	—	Eighth Amendment, dated as of April 13, 2007, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†

10.8(i)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(30)†

10.9	—	Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(8)†

10.9(a)	—	First Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(9)†

10.9(b)	—	Second Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of December 21, 1999, by and between Neal Black and Jos. A. Bank Clothiers, Inc.*(11)†

10.9(c)	—	Third Amendment, dated as of May 29, 2002, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(12)†

10.9(d)	—	Fourth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(15)†

10.9(e)	—	Fifth Amendment, dated as of April 4, 2005 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†

10.9(f)	—	Sixth Amendment, dated as of April 5, 2006 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(22)†

10.9(g)	—	Seventh Amendment, dated as of April 13, 2007 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†

10.9(h)	—	Eighth Amendment, dated as of April 9, 2008 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(30)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(9)†

10.10(a)	—	Written description of 2008 base salary for Jerry DeBoer.*(30)†

10.11	—	Employment offer letter, dated September 18, 2000, from Jos. A. Bank Clothiers, Inc. to Gary Merry.*(12)†

10.11(a)	—	Written description of 2008 base salary for Gary Merry.*(30)†

10.12	—	2002 Long-Term Incentive Plan.*(14)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(20)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2006, by and between Joseph A. Bank Mfg. Co., Inc. and UNITE HERE MID-ATLANTIC REGIONAL JOINT BOARD.*(25)†

10.15	—	Description of management bonus plans.*(30)†

21.1	—	Company subsidiaries.*(21)

23.1	—	Consent of Deloitte & Touche LLP.*(30)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(30)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(30)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(30)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(30)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 1996.

*(3)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997.

*(4)	—	Incorporated by reference to the Company’s Form 8-K dated September 22, 1997.

*(5)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(6)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.

*(7)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.

*(9)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.

*(10)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

*(11)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002.

*(12)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(13)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2002.

*(14)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.

*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

*(16)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003

*(17)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20, 2004.

*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14, 2004.

*(20)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(21)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 2006.

*(23)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

*(24)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(25)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(26)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.

*(27)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

*(28)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.

*(29)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.

*(30)	—	Filed herewith.

†	—	Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc:
Hampstead, Maryland
We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended February 2, 2008 (“fiscal year 2007”), for the year ended February 3, 2007 (“fiscal year 2006”), and for the year ended January 28, 2006 (“fiscal year 2005”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such fiscal year 2007, fiscal year 2006, and fiscal year 2005 consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 2, 2008, and February 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Baltimore, Maryland
April 10, 2008

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 3, 2007 AND FEBRUARY 2, 2008
(In Thousands, Except Share Information)

	February 3, 2007	February 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,080	$82,082
Accounts receivable, net	5,193	5,855
Inventories, net	183,471	206,825
Prepaid expenses and other current assets	18,560	18,593

Total current assets	250,304	313,355
NONCURRENT ASSETS:
Property, plant and equipment, net	117,553	126,235
Other noncurrent assets	535	508

Total assets	$368,392	$440,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,683	$47,383
Accrued expenses	63,606	72,150
Deferred tax liability	8,453	6,688

Total current liabilities	113,742	126,221
NONCURRENT LIABILITIES:
Long-term debt	412	—
Noncurrent lease obligations	42,053	50,185
Noncurrent deferred tax liability	2,595	1,210
Other noncurrent liabilities	1,356	1,317

Total liabilities	160,158	178,933

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 45,000,000 shares authorized, 18,039,826 issued and outstanding at February 3, 2007 and 18,179,371 issued and outstanding at February 2, 2008	180	181
Additional paid-in capital	78,101	80,791
Retained earnings	130,092	180,260
Accumulated other comprehensive losses	(139)	(67)

Total stockholders’ equity	208,234	261,165

Total liabilities and stockholders’ equity	$368,392	$440,098

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 28, 2006, FEBRUARY 3, 2007 AND FEBRUARY 2, 2008
(In Thousands, Except Per Share Information)

	Fiscal Year
	2005	2006	2007
NET SALES	$464,633	$546,385	$604,010
Cost of goods sold	177,006	207,947	225,364

GROSS PROFIT	287,627	338,438	378,646

OPERATING EXPENSES:
Sales and marketing	179,902	212,890	242,655
General and administrative	45,930	52,453	53,240

Total operating expenses	225,832	265,343	295,895

OPERATING INCOME	61,795	73,095	82,751
OTHER INCOME (EXPENSE):
Interest income	136	461	1,937
Interest expense	(1,930)	(1,399)	(355)

Total other income (expense)	(1,794)	(938)	1,582

Income before provision for income taxes	60,001	72,157	84,333
Provision for income taxes	24,751	28,935	34,165

NET INCOME	$35,250	$43,222	$50,168

EARNINGS PER SHARE
Net income:
Basic	$2.07	$2.40	$2.77
Diluted	$1.95	$2.36	$2.72
Weighted average shares outstanding:
Basic	17,021	17,981	18,128
Diluted	18,031	18,342	18,420
The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 28, 2006, FEBRUARY 3, 2007 AND FEBRUARY 2, 2008
(In Thousands, Except Share Information)

						Accumulated
			Additional			other	Total
	Shares of	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	common stock	stock	capital	earnings	stock	losses	equity

BALANCE, JANUARY 29, 2005	16,825,370	$124	$67,594	$51,664	$(5,058)	$—	$114,324

Net income	—	—	—	35,250	—	—	35,250
Retirement of treasury stock, at cost	—	—	(5,058)	—	5,058	—	—
Issuance of common stock pursuant to Incentive Option Plan	460,156	5	1,596	—	—	—	1,601
Income tax benefit from exercise of non-qualified stock options	—	—	2,694	—	—	—	2,694
Stock dividend fractional share repurchase	(1,722)	—	(69)	—	—	—	(69)
Stock dividend transfer of par value	—	44	—	(44)	—	—	—

BALANCE, JANUARY 28, 2006	17,283,804	173	66,757	86,870	—	—	153,800

Net income	—	—	—	43,222	—	—	43,222
Adjustment to minimum pension liability, net of tax effect of $4	—	—	—	—	—	6	6

Comprehensive income							43,228
Adjustment to initially apply FAS No. 158, net of tax benefit of $95	—	—	—	—	—	(145)	(145)
Issuance of common stock pursuant to Incentive Option Plan	756,022	7	7,397	—	—	—	7,404
Income tax benefit from exercise of non-qualified stock options	—	—	3,947	—	—	—	3,947

BALANCE, FEBRUARY 3, 2007	18,039,826	180	78,101	130,092	—	(139)	208,234

Net income	—	—	—	50,168	—	—	50,168
Adjustment to minimum pension liability, net of tax effect of $47	—	—	—	—	—	72	72

Comprehensive income							50,240
Issuance of common stock pursuant to Incentive Option Plan	139,545	1	1,868	—	—	—	1,869
Income tax benefit from exercise of non-qualified stock options	—	—	822	—	—	—	822

BALANCE, FEBRUARY 2, 2008	18,179,371	$181	$80,791	$180,260	$—	$(67)	$261,165

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 28, 2006, FEBRUARY 3, 2007 AND FEBRUARY 2, 2008
(In Thousands)

	Fiscal Year
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,250	$43,222	$50,168
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) deferred taxes	12,791	(2,603)	(3,150)
Depreciation and amortization	13,020	15,809	18,477
Loss on disposition of assets	31	34	281
Income tax benefit from exercise of non-qualified stock options	2,694	—	—
Asset impairment charges	—	—	833
Non-cash recognition of state grant	—	—	(485)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,657)	1,262	(662)
Increase in inventories	(48,949)	(6,829)	(23,354)
Increase in prepaid expenses and other assets	(960)	(5,708)	(10)
Decrease in non-current assets	942	31	27
Increase (decrease) in accounts payable	2,545	(995)	5,700
Increase in accrued expenses	15,503	10,490	7,602
Increase in noncurrent lease obligations	4,689	7,046	8,132
Increase (decrease) in other noncurrent liabilities	1,127	(848)	153

Net cash provided by operating activities	37,026	60,911	63,712

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(31,577)	(31,141)	(27,696)
Proceeds from disposal of assets	—	—	295

Net cash used for investing activities	(31,577)	(31,141)	(27,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	106,185	90,135	—
Repayment of borrowings under revolving loan agreement	(106,185)	(90,135)	—
Proceeds from long-term debt	—	400	—
Repayment of other long-term debt	(1,062)	(5,785)	—
Income tax benefit from exercise of non-qualified stock options	—	3,947	822
Proceeds from issuance of common stock, net of fractional share repurchase	1,532	7,404	1,869

Net cash provided by financing activities	470	5,966	2,691

Net increase in cash and cash equivalents	5,919	35,736	39,002
CASH AND CASH EQUIVALENTS, beginning of year	1,425	7,344	43,080

CASH AND CASH EQUIVALENTS, end of year	$7,344	$43,080	$82,082

The accompanying notes are an integral part of these consolidated financial statements.

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
Reclassifications—Certain amounts for fiscal years 2005 and 2006 have been reclassified to conform to the presentation in fiscal year 2007. The Company reclassified store opening costs, which were reported on a separate line in fiscal years 2005 and 2006, to sales and marketing expense in the accompanying Consolidated Statements of Income. Also, interest income is reported separately from interest expense in the accompanying Consolidated Statements of Income. Additionally, certain deferred tax line items have been reclassified within the accompanying Income Taxes Note (Note 7).
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
Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 28, 2006 (fiscal year 2005) and February 2, 2008 (fiscal year 2007) each contained fifty-two weeks, while the fiscal year ended February 3, 2007 (fiscal year 2006) contained fifty-three weeks.
Seasonality—The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in profits generated during the fourth quarter becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the year. During the fourth quarters of fiscal years 2005, 2006 and 2007, the Company generated approximately 53%, 58% and 53%, respectively, of its annual net income.
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
Cash and Cash Equivalents—Cash and cash equivalents totaled $43.1 million and $82.1 million at fiscal year-end 2006 and fiscal year-end 2007, respectively, and include overnight investments and other short-term investments with maturities of 90 days or less at the date of acquisition. At fiscal year-end 2007, $79.6 million of the cash and cash equivalents was invested in U.S. Treasury Bills and $2.5 million was invested in cash bank accounts.

Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal Year
	2005	2006	2007
Interest paid	$1,809	$1,422	$318
Income taxes paid	$6,828	$25,318	$35,581
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
Franchise Fees—The Company has 12 stores operated by franchisees, representing approximately 3% of the Company’s store base. Monthly franchise fees are recognized when earned under the franchise agreements. The fees are based on a percentage of sales generated by the franchise stores and on a mark-up on inventory sold to the franchisees from the Company and such fees are included in net sales in the Consolidated Statements of Income. Initial franchise fees are fully earned upon execution of the franchise agreements and there are no further obligations on the part of the Company in order to earn the initial franchise fee.
The Company does not have any controlling interest in any of its franchisees through voting rights or any other means and, in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” does not consolidate these entities. The Company sells inventory to its franchise stores at prices above cost and the franchise stores have the right to return some or all of their inventory to the Company.
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
Landlord Contributions—Landlord contributions are accounted for as an increase to current and noncurrent lease obligations and as an increase to prepaid and other current assets when the lease is signed. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense. The amortization of noncurrent lease obligations recognized in the Consolidated Statements of Income were $3.7 million, $4.9 million and $6.1 million in fiscal years 2005, 2006 and 2007, respectively.
Catalog—Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with Statement of Position No. 93 7, “Reporting on Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order from a particular catalog, which is typically four months. The benefit period is based on historical ordering patterns. At each of fiscal year-end 2006 and fiscal year-end 2007, the amount included in prepaid expenses and other current assets related to catalog costs was $1.7 million.

Marketing Expenses—Marketing expenses consist of advertising, display, list rental and Internet costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $31.1 million, $32.9 million and $38.8 million in fiscal years 2005, 2006 and 2007, respectively. These amounts exclude catalog production costs of approximately $6.6 million, $6.2 million and $6.0 million for fiscal years 2005, 2006 and 2007, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.
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
The Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2005, 2006 and 2007 was approximately $13.0 million, $15.8 million and $18.5 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.
Other Noncurrent Assets—Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method. Amortization expense for fiscal years 2005, 2006 and 2007 was $74, $93 and $50, respectively, and included $30 write-off of financing costs in fiscal year 2006 due to the voluntary prepayment of long-term debt.
Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal year 2007, the Company recognized an impairment charge of $0.8 million relating to several stores within its Stores segment which was included in “Sales and marketing” in the accompanying Consolidated Statements of Income.
Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. At fiscal year-end 2006, the fair value of the Company’s debt approximated the carrying value. The Company had no debt at fiscal year-end 2007.
Net Sales—In the Company’s Stores segment, net sales are recognized at the point-of-sale. In the Company’s Direct Marketing segment, sales are recognized when products are shipped to the customer. The Company provides for sales returns based on estimated returns in future periods. The sales return reserves were approximately $0.5 million for each of fiscal years 2005 and 2006 and $0.6 million for fiscal year 2007, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
Classification of Expenses—Cost of goods sold includes cost of merchandise, cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Merchandise management, distribution, warehousing and corporate overhead costs are included in general and administrative expenses. Store and Direct Marketing operating costs and Company advertising and marketing expenses are included in sales and marketing expenses.
Lease Accounting—Rent expense on leases, including the amortization of landlord contributions, is recorded on a straight-line basis over a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) and the excess of expense over cash amounts paid are included in “noncurrent lease obligations” in the accompanying Consolidated Balance Sheets. The term of the lease begins on the date the Company has the right to control the use of the leased property, generally approximately six to nine weeks prior to opening the store.

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

	Fiscal Year
	2005	2006	2007
Weighted average shares outstanding for basic EPS	17,021	17,981	18,128
Dilutive effect of stock options	1,010	361	292

Weighted average shares outstanding for diluted EPS	18,031	18,342	18,420

The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company were included in the computation of diluted net income per share in all years presented. For the years ended January 28, 2006, February 3, 2007 and February 2, 2008, there were no stock options that were antidilutive.
Authorized Common Shares—At the 2006 annual meeting of shareholders held on June 23, 2006, the shareholders voted to approve an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 20 million shares to 45 million shares.
Incentive Plans—Incentive plans provide discretionary cash incentive compensation to certain employees based upon, among other things, the attainment of certain annual earnings and performance goals. At each interim quarter-end, the Company estimates the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments and records incentive compensation accordingly. Any incentive compensation which is likely to be paid for the year is expensed based on the proportion of the earnings-to-date to projected annual earnings.
Healthcare Costs —The Company is self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations per incident. The insurance accrual represents an estimate for claims incurred but not reported. In estimating this accrual, we consider historical claims experience and the timing of the submission of expected claims. We believe our estimates of this liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.
Recently Issued Accounting Standards—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. The Company is evaluating the impact, if any, of this statement on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for fiscal year 2008. The Company is evaluating the impact, if any, of this statement on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also requires expanded disclosures in addition to that previously required by SFAS 141. SFAS 141(R) will be effective for all business combinations with an acquisition date on or after February 1, 2009, the start of our fiscal year 2009, and early adoption is not permitted. The Company is currently evaluating the impact SFAS No. 141(R) will have on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 will be effective beginning February 1, 2009. The Company is currently assessing the impact, if any, of this statement on its consolidated financial statements.
2. INVENTORIES:
Inventories as of February 3, 2007 and February 2, 2008, consist of the following:

	February 3, 2007	February 2, 2008
Finished goods	$175,690	$196,547
Raw materials	7,781	10,278

Total inventories, net	$183,471	$206,825

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets as of February 3, 2007 and February 2, 2008, consist of the following:

	February 3, 2007	February 2, 2008
Landlord contributions receivable	$7,691	$7,153
Prepaid rents	3,293	3,898
Prepaid expenses and other current assets	7,576	7,542

Total prepaid expenses and other current assets, net	$18,560	$18,593

4. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment as of February 3, 2007 and February 2, 2008, consists of the following:

	February 3, 2007	February 2, 2008
Land	$349	$349
Buildings and improvements	12,062	11,957
Leasehold improvements	97,511	110,321
Furniture and fixtures	58,043	66,733
Equipment and other	35,079	37,201

	203,044	226,561
Less: accumulated depreciation and amortization	(85,491)	(100,326)

Property, plant and equipment, net	$117,553	$126,235

As of February 3, 2007 and February 2, 2008, included in the amounts shown above are $6.8 million and $7.7 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective year-ends. These amounts are excluded from payments for capital expenditures and changes in accrued expenses in the accompanying Consolidated Statements of Cash Flows.
5. ACCRUED EXPENSES:
Accrued expenses as of February 3, 2007 and February 2, 2008, consist of the following:

	February 3, 2007	February 2, 2008
Accrued compensation and benefits	$14,947	$16,701
Gift cards and certificates payable	9,327	11,516
Accrued property, plant and equipment	6,822	7,717
Accrued federal and state income tax	12,267	14,118
Current portion of lease obligations	6,238	7,344
Other accrued expenses	14,005	14,754

Total	$63,606	$72,150

Other accrued expenses consist primarily of liabilities related to: accrued advertising; franchise, sales and property taxes; customer deposits and other accrued costs.

6. LONG-TERM DEBT:
Long-term debt as of February 3, 2007 and February 2, 2008, consists of the following:

	February 3, 2007	February 2, 2008
Bank Credit Agreement—
Borrowings under revolving loan agreement	$—	$—
Other notes payable	412	—

Long-term debt	$412	$—

Pursuant to the Credit Agreement, the Company has a credit facility with a maturity date of April 30, 2010. The current maximum revolving amount under the Credit Agreement is $100 million. Subject to certain limitations, the Company has the option to increase the maximum revolving amount to $125 million, if requested by April 30, 2008, if needed and if supported by its borrowing base formula under the Credit Agreement. Borrowings are limited by a formula which considers inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the Company’s excess availability from time to time. The average interest rate, excluding unused line fees, was 6.8% for fiscal year 2006 and there were no borrowings outstanding in fiscal year 2007. Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At each of fiscal year-end 2006 and fiscal year-end 2007, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. As of fiscal year-end 2006, the Company had $0.4 million of term debt. As of fiscal year-end 2007, the Company had no term debt.
The average daily outstanding revolving balance under the Credit Agreement was approximately $7.2 million for fiscal year 2006, while there was no debt outstanding under the line during fiscal year 2007.

7. INCOME TAXES:
The provision for income taxes consisted of the following:

	Fiscal Year
	2005	2006	2007
Federal:
Current	$10,192	$26,074	$31,038
Deferred	10,491	(2,214)	(2,427)
State:
Current	1,768	5,372	6,002
Deferred	2,300	(297)	(448)

Provision for income taxes	$24,751	$28,935	$34,165

Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2005, 2006 and 2007 to income before provision for income taxes as follows:

	Fiscal Year
	2005	2006	2007
Computed federal tax provision at statutory rates	$21,000	$25,255	$29,517
State income taxes, net of federal income tax effect	2,653	3,298	3,610
Non-deductible compensation	907	957	1,016
Change in tax reserves	101	(681)	(108)
Other, net	90	106	130

Provision for income taxes	$24,751	$28,935	$34,165

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of February 3, 2007 and February 2, 2008 are as follows:

	February 3, 2007	February 2, 2008
Deferred tax assets:
Current accrued liabilities and other	$2,913	$3,421
Noncurrent lease obligations	19,161	22,710
Noncurrent accrued liabilities and other	92	377

	22,166	26,508

Deferred tax liabilities:
Current inventories	(10,080)	(8,790)
Current prepaid expenses and other current assets	(1,286)	(1,319)
Noncurrent property, plant and equipment	(21,848)	(24,297)

	(33,214)	(34,406)

Net deferred tax liability	$(11,048)	$(7,898)

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
As a result of the evaluation and implementation of FIN No. 48 and FSP FIN 48-1, the Company concluded no adjustment in the consolidated financial statements was necessary. At the date of adoption, the total unrecognized tax benefits were approximately $0.3 million. If resolved in the Company’s favor, approximately $0.3 million (after considering the impact of income taxes) would favorably affect the Company’s effective tax rate. The Company does not expect that the total amount of unrecognized tax benefits will significantly change in the next twelve months.
The following table summarizes the activity related to our unrecognized tax benefits for fiscal year 2007:

Balance February 3, 2007	$310
Increases related to prior year tax positions	115
Expiration of the statue of limitations for the assessment of taxes	(116)

Balance at February 2, 2008	$309

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. During fiscal year 2007, the Company reduced its accrued penalties and interest related to its unrecognized tax benefits by $0.1 million. As of fiscal year-end 2007, the Company’s liability for penalties and interest was $0.4 million.
In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at February 3, 2007 and February 2, 2008.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2004 and is in the process of examining the tax return for fiscal year 2005. The fiscal year 2004 tax return examination resulted in a $0.7 million reduction in fiscal year 2006 of previously recorded income tax liabilities that were settled upon completion of the audit in that period. The majority of the Company’s state and local returns are no longer subject to examinations by taxing authorities for the years before fiscal year 2002.

8. BENEFIT PLANS
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
As of February 3, 2007, the Company adopted SFAS No. 158. The statement, which is an amendment to SFAS No. 87, SFAS No. 88, SFAS No. 106, and SFAS No. 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its balance sheet. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS No. 158 also requires an employer to recognize changes in that funded status related to unrecognized prior service costs, transition obligations or actuarial gains/losses in the year in which the changes occur through other comprehensive income and losses in the stockholders’ equity section of its balance sheet. As a result of the adoption of SFAS No. 158, prepaid pension costs related to our defined benefit pension plan decreased by $0.2 million and our accumulated other comprehensive losses, net of related deferred income taxes, increased by approximately $0.1 million as of February 3, 2007.
In addition, this statement requires companies to measure plan assets and obligations at the date of the Company’s year-end, regardless of the plan’s year-end date, with limited exceptions. Previously, the Company’s measurement date of plan assets and obligations was December 31, which was consistent with the plan’s year-end. Effective for the year-ended February 2, 2008, the Company adopted this required provision and changed its measurement date to its fiscal year-end date.
The impact of adopting SFAS No. 158 resulted in adjustments to the beginning balances for fiscal year 2006 of pension-related balances as displayed in the table below:

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
	(In thousands)
Assets
Other assets	$275	$(240)	$35

Liabilities
Defined benefit pension plans	—	—	—
Postretirement benefit plans	547	—	547

Other noncurrent liabilities	$547	$—	$547

Stockholders’ Equity
Accumulated other comprehensive income and (losses), net of tax	$—	$(145)	$(145)

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2006 and February 2, 2008:

	Pension Benefits		Postretirement Benefits
	Fiscal Year		Fiscal Year
	2006	2007	2006	2007
Accumulated benefit obligation	$575	$667	$407	$492
Fair value of plan assets	560	670	—	—

Funded status	(15)	3	(407)	(492)

Accrued (prepaid) benefit cost recognized in the balance sheets	$15	$(3)	$584	$492

Weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2006 and February 2, 2008 (the dates of the latest actuarial calculations) was 6.0% and 5.75%, respectively. Weighted-average assumptions used to determine net cost for fiscal years 2006 and 2007 included discount rate of 6.0% and return on plan assets assumption of 8.0% for both years.
The Company’s overall expected long-term rate of return on assets is 8.0%. Plan assets of the Company’s pension benefits as of December 31, 2006 and February 2, 2008 consisted primarily of balanced mutual funds and short-term investment funds.
Pension expense recognized in the Company’s statements of income for fiscal years 2005, 2006 and 2007 was $55, $79 and $79, respectively. The Company contributed $0 and $105 in fiscal year 2006 and fiscal year 2007, respectively, to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal year 2008 to the pension plan.
Profit Sharing Plan—The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate at the beginning of the month after 90 days of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary. Amounts expensed by the Company related to the plan were approximately $0.6 million for each of fiscal years 2005, 2006 and 2007.
Deferred Compensation Plan—The Company also maintains a non-qualified deferred compensation plan for certain highly compensated employees. All assets of the plan are fully subject to the Company’s creditors. There were no matching contributions by the Company in any of fiscal years 2005, 2006 or 2007, although contributions were made by certain employees. Included in the Company’s Consolidated Balance Sheets are separate amounts of an equal asset and liability of $1.2 million at fiscal year-end 2006 and $1.3 million at fiscal year-end 2007.
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

On August 11, 2006, a lawsuit was filed against the Company’s directors and, as nominal defendant, the Company in the United States District Court for the District of Maryland by Glenn Hutton (“Hutton”), Civil Action Number 1:06-cv-02095-BEL (the “Hutton Action”). The lawsuit purported to be a shareholder derivative action. The lawsuit purported to make claims for various violations of state law that allegedly occurred from January 5, 2006 through August 11, 2006 (the “Relevant Period”). It sought on behalf of the Company against the directors unspecified damages, equitable relief, costs and attorneys’ fees.
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
On October 17, 2006, the Hutton Action and the Kemp Action were consolidated under the Hutton Action case number (1:06-cv-02095-BEL) and are now known as In re Jos. A. Bank Clothiers, Inc. Derivative Litigation (the “Derivative Action”). The Amended Shareholder Derivative Complaint in the Derivative Action was filed against the same defendants as those in the Hutton Action, extended the Relevant Period to October 20, 2006 and purported to assert substantially the same claims and seek substantially the same relief.
The Company’s Motion to Dismiss the Derivative Action was granted on September 13, 2007. Among the reasons for dismissal was the failure of the plaintiff to demand that the Board of Directors pursue on behalf of the Company the claims alleged in the Derivative Action. By letter dated September 17, 2007 (the “Demand Letter”), Hutton, by and through his attorneys, made such demand. The Board appointed a Special Litigation Committee (the “SLC”) to investigate, and determine the position of the Company with respect to, all matters relating to the Demand Letter. The SLC, with the assistance of independent counsel, conducted an investigation into the claims presented in the Demand Letter. The SLC issued its findings in a “Report of the Special Litigation Committee of Jos. A. Bank Clothiers, Inc.”, dated February 7, 2008 (the “Report”). In the Report, the SLC concludes that, for a variety of reasons, “the institution of a lawsuit [as proposed in the Demand Letter] is neither appropriate nor in the best interest of the Company.... First, and most important [among those reasons, the SLC found that] the proposed lawsuit is entirely without merit.” The Report has been delivered to Hutton’s attorneys.
By letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (“NCRS’) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action. The Company asked that the demand be withdrawn or held in abeyance until the SLC reported on its investigation. On January 3, 2008, NCRS filed in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) a Verified Complaint against the Company seeking to compel an inspection of the Company’s books and records. The Company has answered the Complaint and intends to defend vigorously the action.
The resolution of the foregoing matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.
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
Employment Agreements and Incentive Compensation—The Company has employment agreements with certain of its executives expiring at various points through January 2010, aggregating base compensation of $5.1 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, the Company has severance obligations to these and certain other executives aggregating up to approximately $4.7 million, not including annual adjustments. These executives are also eligible for additional incentive payments subject to performance standards. In addition, other employees are eligible for incentive payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. The Company expensed approximately $6.5 million for incentive compensation for all eligible employees in each of fiscal years 2005 and 2006 and $6.3 million in fiscal year 2007.

Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases. The Company has buy-out opportunities with respect to certain leased transportation equipment. If exercised, the purchase price is expected to be approximately $20 to $21 million.
Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2007, were as follows:

Fiscal Year	Amount
2008	$49,673
2009	47,919
2010	45,791
2011	43,822
2012	40,919
Thereafter	112,480

Total	$340,604

The minimum rentals above do not include additional payments for percentage rent, insurance, property taxes and maintenance costs that may be due as provided for in the leases.
Total rental expense for operating leases, excluding contingent rentals, was approximately $33.2 million, $40.1 million and $44.1 million for fiscal years 2005, 2006 and 2007, respectively. Contingent rent expense in fiscal years 2005, 2006 and 2007, which was based on a percentage of net sales at the applicable properties, was approximately $1.9 million, $1.7 million and $2.1 million, respectively.
As of fiscal year-end 2007, the Company has also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements were $1.3 million in fiscal year 2008, $2.3 million in fiscal year 2009, $2.3 million in fiscal year 2010, $2.3 million in fiscal year 2011, $2.4 million in fiscal year 2012 and $14.7 million thereafter. In addition, the Company has entered into an agreement to purchase a retail location for approximately $2.1 million. Closing under the agreement is expected to occur in fiscal year 2008.
Inventories—The Company ordinarily places orders for the purchases of inventory at least one to two seasons in advance. Approximately 12% of the total product purchases (including piece goods) in fiscal year 2007 were sourced from United States suppliers, and approximately 88% were sourced from suppliers in other countries. In fiscal year 2007, approximately 43% of the total product purchases were manufactured in China (including 21% from Hong Kong) and 20% in Mexico. In fiscal year 2007, the Company purchased approximately 39% of its finished product through an agent who sources the products from various vendors, including those described above. No other country represented more than 8% of total product purchases in fiscal year 2007. The Company purchases the raw materials for approximately 11% of its finished products, of which five vendors accounted for over 79% of the raw materials purchased directly by the Company in fiscal year 2007. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.
Other—The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name. The agreement expires in January 2011. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2005 through 2007 and is expected to be $0.2 million for each of fiscal years 2008 through 2010.

10. INCENTIVE STOCK OPTION PLAN:
Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined, for issuance of up to 2,238 shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of January 29, 2005 (“fiscal year 2004”). On September 14, 1999, the Company adopted an Incentive Plan (“the 1999 Plan”) which provides for the issuance of up to 1,406 shares of common stock in the aggregate, of which all had been granted as of the end of fiscal year 2004. In March 2002, the Company adopted an Incentive Plan (the “2002 Plan” and together with the 1994 Plan and the 1999 Plan, the “Plans”) which provides for issuance of up to 937 shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of the end of fiscal year 2005. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options generally expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan, 1999 Plan and the 2002 Plan were fully vested as of the end of fiscal year 2005.
The aggregate number of shares of Common Stock as to which awards may be granted under any of the Plans, the number of shares of Common Stock covered by each outstanding award under the Plans and the exercise price per share of Common Stock in each outstanding award, are to be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or other capital adjustment, or the payment of a stock dividend or other increase or decrease in such shares, effected without receipt of consideration by the Company, or other change in corporate or capital structure; provided, however, that any fractional shares resulting from any such adjustment are to be eliminated.
Changes in options outstanding were as follows:

	Fiscal Year 2005		Fiscal Year 2006		Fiscal Year 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,758	$8.22	1,334	$10.34	578	$11.06
Granted	36	$24.39	—	$—	—	$—
Exercised	(460)	$3.48	(756)	$9.79	(139)	$13.39
Canceled	—	$—	—	$—	—	$—

Outstanding at end of year	1,334	$10.34	578	$11.06	439	$10.32

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in 2005:

Fiscal
Year 2005
Risk free interest rate	3.88%
Expected volatility	0.34
Expected life	3 years
Contractual life	1 to 10 years
Expected dividend yield	0%
Fair value of options granted	$7.24
Options granted	36
Weighted average exercise price	$26.29

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company at the beginning of fiscal year 2006, and the Company accounts for the effects of SFAS 123R under the modified prospective application. All stock options were fully vested prior to fiscal year 2006. Therefore, adoption of the provisions of SFAS 123R did not have an impact on the Company’s accompanying Consolidated Balance Sheets and Statements of Income, at and for fiscal years ended February 3, 2007 and February 2, 2008. While there are currently no unvested options, the Company will continue to use the Black-Scholes option valuation model for future stock options granted, if any.
SFAS 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. For fiscal years 2005, 2006 and 2007, tax benefits realized from stock option exercises totaled $2,694, $3,947 and $822, respectively.
Prior to fiscal year 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148. To account for its fixed-plan stock options, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued in March 2000. Under this method, compensation expense was recorded on the measurement date only if the then-current market price of the underlying stock exceeds the exercise price. Historically, the Company issued substantially all options at or above the market price on the measurement date. There was no stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for fiscal years 2005, 2006 and 2007. SFAS 123, as amended by SFAS 148, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123 prior to adoption of SFAS 123R, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123 as amended by SFAS 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in fiscal year 2005 and compensation expense had been recorded:

Fiscal
Year 2005
Net income, as reported	$35,250

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	180

Pro forma net income	$35,070

Basic net income per common share, as reported	$2.07

Pro forma basic net income per common share	$2.06

Diluted net income per common share, as reported	$1.95

Pro forma diluted net income per common share	$1.94

The following table summarizes information about stock options outstanding and exercisable as of February 2, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Number	Life	Price	Number	Price
Range of Exercise Prices	Outstanding	per Share	per Share	Exercisable	per Share
$0 - $5.00	114	3.27	$3.37	114	$3.37
$5.01 - $10.00	212	5.10	$9.82	212	$9.82
$15.01 - $20.00	80	5.83	$16.55	80	$16.55
$20.01 - $25.00	33	6.82	$22.48	33	$22.48

Total	439	4.89	$10.32	439	$10.32

11. RIGHTS AGREEMENT:
The Company maintains a Rights Agreement in which preferred stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of the Company’s outstanding Common Stock held as of the close of business on September 20, 2007. This Rights Agreement replaced a similar agreement which expired on September 19, 2007. The number of Rights associated with each share of the Company’s Common Stock will be proportionally adjusted in connection with any stock split or stock dividends issued by the Company in accordance with the Rights Agreement. In addition, the Rights Agreement provides that at the time Rights certificates evidencing the Rights are to be issued, the Company will not be required to issue Rights certificates that evidence fractional Rights. In lieu of such fractional Rights, the Company will pay to the persons to which fractional Rights would otherwise be issuable, an amount in cash equal to the fraction of the market value of a whole Right.
Each Right will entitle stockholders to buy one 1/100th of a share of Series A Junior Participating Preferred Stock of Jos. A. Bank at an exercise price of $200. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company’s outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of the Company’s outstanding Common Stock.
If any person becomes the beneficial owner of 20 percent or more of the Company’s outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more of the Company’s Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right’s then-current exercise price, units of the Company’s Series A Junior Participating Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights. The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the Final Expiration Date

12. SEGMENT REPORTING:
The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding outlet stores. The Direct Marketing segment includes catalog and Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution, which excludes any allocation of “management company” costs, which consists primarily of general and administration costs (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes.
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
Segment data is presented in the following table:

		Direct
Fiscal Year 2005	Stores	Marketing	Other	Total
Net sales(a)	$408,452	$44,453	$11,728	$464,633
Depreciation and amortization	10,777	70	2,173	13,020
Operating income(b)	94,694	15,815	(48,714)	61,795
Interest income (expense), net	—	—	(1,794)	(1,794)
Total assets(c)	257,499	30,982	16,351	304,832
Capital expenditures(d)	29,238	44	2,295	31,577

		Direct
Fiscal Year 2006	Stores	Marketing	Other	Total
Net sales(a)	$478,234	$56,244	$11,907	$546,385
Depreciation and amortization	13,363	77	2,369	15,809
Operating income(b)	105,151	21,835	(53,891)	73,095
Interest income (expense), net	—	—	(938)	(938)
Total assets(c)	323,679	28,500	16,213	368,392
Capital expenditures(d)	29,021	41	2,079	31,141

		Direct
Fiscal Year 2007	Stores	Marketing	Other	Total
Net sales(a)	$528,330	$63,611	$12,069	$604,010
Depreciation and amortization	15,941	80	2,456	18,477
Operating income(b)	112,680	24,767	(54,696)	82,751
Interest income (expense), net	—	—	1,582	1,582
Total assets(c)	392,302	33,136	14,660	440,098
Capital expenditures(d)	26,243	31	1,422	27,696

(a)	Direct Marketing net sales represent catalog and Internet sales. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Operating income for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution centers, deferred tax assets, other noncurrent assets, and inventories, which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.
13. QUARTERLY FINANCIAL INFORMATION (Unaudited):
Summarized quarterly financial information in fiscal years 2006 and 2007 as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
Fiscal Year 2006
Net sales	$113,665	$119,098	$119,511	$194,111	$546,385
Gross profit	69,751	74,299	72,454	121,934	338,438
Operating income	10,435	12,299	9,059	41,302	73,095
Net income	5,861	6,973	5,508	24,880	43,222
Diluted income per common share	$0.32	$0.38	$0.30	$1.36	$2.36

Fiscal Year 2007
Net sales	$129,533	$134,278	$131,304	$208,895	$604,010
Gross profit	81,080	83,747	83,625	130,194	378,646
Operating income	13,802	13,516	11,497	43,936	82,751
Net income	8,358	8,206	7,096	26,508	50,168
Diluted income per common share	$0.45	$0.44	$0.38	$1.45	$2.72

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 10, 2008

JOS. A. BANK CLOTHIERS, INC. (registrant)
By:	/s/ ROBERT N. WILDRICK
ROBERT N. WILDRICK
EXECUTIVE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT N. WILDRICK	Director, Executive Chairman and Chief Executive Officer	April 10, 2008

(Principal Executive Officer)

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	April 10, 2008

(Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREW A. GIORDANO	Director, Chairman of the Board	April 10, 2008

/s/ GARY S. GLADSTEIN	Director	April 10, 2008

/s/ WILLIAM E. HERRON	Director	April 10, 2008

/s/ DAVID A. PREISER	Director	April 10, 2008

/s/ SIDNEY H. RITMAN	Director	April 10, 2008

Exhibits Index

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(26)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(15)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(28)

4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(29)

4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(29)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(5)†

10.2	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(17)

10.2(a)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(24)

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†

10.3(a)	—	First Amendment, dated April 30, 2003, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†

10.3(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(20)†

10.3(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†

10.3(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†

10.3(e)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(30)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(21)†

10.5	—	Employment offer letter, dated March 14, 2008, from Jos. A. Bank Clothiers, Inc. to Eric Singleton.*(30)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†

10.6(a)	—	First Amendment, dated as of April 30, 2003, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†

10.6(b)	—	Second Amendment, dated as of April 4, 2005, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(21)†

10.6(c)	—	Third Amendment, dated as of April 5, 2006, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†

10.6(d)	—	Fourth Amendment, dated as of April 13, 2007, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†

10.6(e)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(30)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(7)†

10.7(a)	—	First Amendment, dated as of March 6, 2000, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(8)†

10.7(b)	—	Second Amendment, dated as of May 25, 2001, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(10)†

10.7(c)	—	Third Amendment, dated as of October 2, 2003, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(16)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(7)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(b)	—	Second Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(9)†

10.8(c)	—	Third Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(11)†

10.8(d)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†

10.8(e)	—	Fifth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†

10.8(f)	—	Sixth Amendment, dated as of April 4, 2005, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(20)†

10.8(g)	—	Seventh Amendment, dated as of April 5, 2006, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†

10.8(h)	—	Eighth Amendment, dated as of April 13, 2007, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†

10.8(i)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(30)†

10.9	—	Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(8)†

10.9(a)	—	First Amendment, dated as of March 16, 2001, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(9)†

10.9(b)	—	Second Amendment, dated as of April 15, 2002, to Employment Agreement, dated as of December 21, 1999, by and between Neal Black and Jos. A. Bank Clothiers, Inc.*(11)†

10.9(c)	—	Third Amendment, dated as of May 29, 2002, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(12)†

10.9(d)	—	Fourth Amendment, dated as of April 30, 2003, to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(15)†

10.9(e)	—	Fifth Amendment, dated as of April 4, 2005 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†

10.9(f)	—	Sixth Amendment, dated as of April 5, 2006 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(22)†

10.9(g)	—	Seventh Amendment, dated as of April 13, 2007 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†

10.9(h)	—	Eighth Amendment, dated as of April 9, 2008 to Employment Agreement, dated as of December 21, 1999, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(30)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(9)†

10.10(a)	—	Written description of 2008 base salary for Jerry DeBoer.*(30)†

10.11	—	Employment offer letter, dated September 18, 2000, from Jos. A. Bank Clothiers, Inc. to Gary Merry.*(12)†

10.11(a)	—	Written description of 2008 base salary for Gary Merry.*(30)†

10.12	—	2002 Long-Term Incentive Plan.*(14)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(20)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2006, by and between Joseph A. Bank Mfg. Co., Inc. and UNITE HERE MID-ATLANTIC REGIONAL JOINT BOARD.*(25)†

10.15	—	Description of management bonus plans.*(30)†

21.1	—	Company subsidiaries.*(21)

23.1	—	Consent of Deloitte & Touche LLP.*(30)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(30)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(30)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(30)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(30)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 1996.

*(3)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 1997.

*(4)	—	Incorporated by reference to the Company’s Form 8-K dated September 22, 1997.

*(5)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(6)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 1999.

*(7)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000.

*(9)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.

*(10)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

*(11)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2002.

*(12)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(13)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 8, 2002.

*(14)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.

*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

*(16)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003

*(17)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 20, 2004.

*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14, 2004.

*(20)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(21)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 2006.

*(23)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

*(24)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(25)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(26)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.

*(27)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

*(28)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.

*(29)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.

*(30)	—	Filed herewith.

†	—	Exhibit represents a management contract or compensatory plan or arrangement.