Form 10-Q
period 2008-05-03
BANK JOS A CLOTHIERS INC /DE/
filed 2008-06-04
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2008.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-23874
Jos. A. Bank Clothiers, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification
Number)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of Principal Executive Offices)	(Zip Code)
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 29, 2008

Common Stock, $.01 par value	18,184,371

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	May 5, 2007	May 3, 2008

Net sales	$129,533	$145,404

Cost of goods sold	48,453	54,424

Gross Profit	81,080	90,980

Operating expenses:
Sales and marketing	54,059	60,935
General and administrative	13,219	13,207

Total operating expenses	67,278	74,142

Operating income	13,802	16,838

Other income (expense):
Interest income	438	303
Interest expense	(101)	(94)

Total other income	337	209

Income before provision for income taxes	14,139	17,047
Provision for income taxes	5,781	7,216

Net income	$8,358	$9,831

Earnings per share:
Net income per share:
Basic	$0.46	$0.54
Diluted	$0.45	$0.53
Weighted average shares outstanding:
Basic	18,042	18,184
Diluted	18,376	18,412
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	February 2, 2008	May 3, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,082	$53,559
Accounts receivable, net	5,855	12,912
Inventories:
Finished goods	196,547	200,190
Raw materials	10,278	10,120

Total inventories	206,825	210,310
Prepaid expenses and other current assets	18,593	19,945

Total current assets	313,355	296,726

NONCURRENT ASSETS:
Property, plant and equipment, net	126,235	129,334
Other noncurrent assets	508	502

Total assets	$440,098	$426,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,383	$38,146
Accrued expenses	72,150	56,113
Deferred tax liability — current	6,688	7,194

Total current liabilities	126,221	101,453

NONCURRENT LIABILITIES:
Long-term debt	—	—
Noncurrent lease obligations	50,185	51,124
Deferred tax liability — noncurrent	1,210	1,244
Other noncurrent liabilities	1,317	1,626

Total liabilities	178,933	155,447

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	181	181
Additional paid-in capital	80,791	80,910
Retained earnings	180,260	190,091
Accumulated other comprehensive losses	(67)	(67)

Total stockholders’ equity	261,165	271,115

Total liabilities and stockholders’ equity	$440,098	$426,562

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	May 5, 2007	May 3, 2008

Cash flows from operating activities:
Net income	$8,358	$9,831
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,480	4,910
Loss on disposals of property, plant and equipment	69	36
(Decrease) increase in deferred taxes	(404)	540
Net increase in operating working capital and other components	(22,751)	(36,010)

Net cash used in operating activities	(10,248)	(20,693)

Cash flows from investing activities:
Capital expenditures	(7,338)	(7,949)

Net cash used in investing activities	(7,338)	(7,949)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	227	—
Net proceeds from exercise of stock options	753	119

Net cash provided by financing activities	980	119

Net decrease in cash and cash equivalents	(16,606)	(28,523)

Cash and cash equivalents — beginning of period	43,080	82,082

Cash and cash equivalents — end of period	$26,474	$53,559

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
The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the following dates and will be referred to herein by their fiscal year designations:

Fiscal year 2002	February 1, 2003
Fiscal year 2003	January 31, 2004
Fiscal year 2004	January 29, 2005
Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2007.
Reclassifications — Certain amounts for the three months ended May 5, 2007 have been reclassified to conform to the presentation in the three months ended May 3, 2008. The Company reclassified certain costs related to its healthcare plan totaling $0.3 million from general and administrative expense to sales and marketing expense in the accompanying unaudited Condensed Consolidated Statements of Income.
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
Vendor Rebates — The Company receives credits from vendors in connection with inventory purchases. The credits are separately negotiated with each vendor. Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of the purchase price when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened. There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits. The credits described in a) above are recorded as a reduction to inventories in the Consolidated Balance Sheets as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened. In both cases, the credits are recognized as reductions to cost of goods sold as the product is sold.

Landlord Contributions — Landlord contributions are accounted for as an increase to current and noncurrent lease obligations and as an increase to prepaid and other current assets when the lease is signed. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective beginning in fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. With respect to its financial assets and liabilities, this statement has not had a material impact on the Company’s consolidated financial statements. With respect to its nonfinancial assets and liabilities, the Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 became effective beginning in fiscal year 2008. The Company adopted SFAS 159 on February 3, 2008 and elected not to apply fair value accounting on its existing financial assets and liabilities. Therefore, this statement has not had an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	May 5, 2007	May 3, 2008

Increase in accounts receivable	$(2,056)	$(7,057)
Decrease (increase) in inventories	3,208	(3,485)
Increase in prepaids and other assets	(3,539)	(1,346)
Decrease in accounts payable	(11,199)	(9,237)
Decrease in accrued expenses and other liabilities	(11,225)	(16,133)
Increase in noncurrent lease liabilities and other noncurrent liabilities	2,060	1,248

Net increase in operating working capital and other components	$(22,751)	$(36,010)

Interest and income taxes paid were as follows:

	Three Months Ended
	May 5, 2007	May 3, 2008

Interest paid	$99	$63
Income taxes paid	$18,884	$22,889
4.	EARNINGS PER SHARE
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

	Three Months Ended
	May 5, 2007	May 3, 2008

Weighted average shares outstanding for basic EPS	18,042	18,184

Dilutive effect of common stock equivalents	334	228

Weighted average shares outstanding for diluted EPS	18,376	18,412

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were 12,500 options that were anti-dilutive for the quarter ended May 3, 2008, which were excluded from the calculation of diluted shares. For the quarter ended May 5, 2007, there were no anti-dilutive options.

5.	INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.
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
The effective income tax rate for the first quarter of fiscal year 2008 was 42.3% as compared with 40.9% in the first quarter of fiscal year 2007. The rate for fiscal year 2008 was impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million.
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

Segment data is presented in the following tables:
Three months ended May 3, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$128,616	$14,193	$2,595	$145,404
Depreciation and amortization	4,282	20	608	4,910
Operating income (loss) (b)	24,859	5,957	(13,978)	16,838
Identifiable assets (c)	372,486	40,550	13,526	426,562
Capital expenditures (d)	7,707	3	239	7,949
Three months ended May 5, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$112,878	$14,157	$2,498	$129,533
Depreciation and amortization	3,846	20	614	4,480
Operating income (loss) (b)	22,493	5,510	(14,201)	13,802
Identifiable assets (c)	301,635	38,346	14,380	354,361
Capital expenditures (d)	7,125	13	200	7,338

(a)	Direct Marketing net sales represent catalog and Internet sales. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution centers, other noncurrent assets, and inventories, which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal year 2007.
Overview — For the first quarter of fiscal year 2008, the Company’s net income was $9.8 million, as compared with net income of $8.4 million for the first quarter of fiscal year 2007. The Company earned $0.53 per diluted share in the first quarter of fiscal year 2008, as compared with $0.45 per diluted share in the first quarter of fiscal year 2007. As such, diluted earnings per share increased 18% as compared with the prior year period. The results of the first quarter of fiscal year 2008 were primarily driven by:
•	12.3% increase in net sales, generated primarily by the Stores segment, while maintaining gross profit margins;

•	6.4% increase in comparable store sales;

•	a 20 basis point increase in sales and marketing costs as a percentage of sales, as compared to the prior year, driven primarily by additional occupancy costs, offset by the leveraging of advertising and marketing costs; and

•	a 110 basis point decrease in general and administrative costs as a percentage of sales, as compared to the prior year, as the Company was able to leverage its costs during the quarter.
As of the end of the first quarter of fiscal year 2008, the Company had 428 stores, which included 409 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 600 stores by fiscal year-end 2012, depending on the performance of the Company over the next several years and the availability of suitable lease sites, among other factors. The Company plans to open approximately 38 to 48 stores in fiscal year 2008, including the 6 stores opened in the first three months of fiscal year 2008. In the past six years, the Company has continued to increase its number of stores as infrastructure and performance have improved. As such, there were 25 new stores opened in fiscal year 2002, 50 new stores opened in fiscal year 2003, 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006 and 48 new stores opened in fiscal year 2007.
Capital expenditures in fiscal year 2008 are expected to be approximately $30 to $35 million, primarily to fund the opening of approximately 38 to 48 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location, the potential expansion of distribution center capacity and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $9 to $12 million is expected to be reimbursed through landlord contributions. The Company also expects inventories to increase in 2008 to support new store openings and sales growth in both the Company’s Stores and Direct Marketing segments.
Critical Accounting Policies and Estimates — In preparing the condensed consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2007.
Inventory. The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.

Management’s sales assumptions are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2007) are of classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers, and white and blue dress shirts, etc. The portions of products that have fashion elements are reviewed closely to monitor that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s outlet stores, through the Internet website or on clearance at the retail stores, typically within twenty-four months of the Company’s purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.3 million and $1.9 million in fiscal year 2006 and fiscal year 2007, respectively. The Company reduced the carrying amount of its current inventory value for product in its inventory as of the end of the fiscal period that may be sold below its cost in future periods. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. There were no asset valuation charges in either the first three months of fiscal year 2008 or fiscal year 2007.
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
Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective beginning in fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. With respect to its financial assets and liabilities, this statement has not had a material impact on the Company’s consolidated financial statements. With respect to its nonfinancial assets and liabilities, the Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 became effective beginning in fiscal year 2008. The Company adopted SFAS 159 on February 3, 2008 and elected not to apply fair value accounting on its existing financial assets and liabilities. Therefore, this statement has not had an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Three Months Ended
	May 5, 2007	May 3, 2008

Net sales	100.0%	100.0%
Cost of goods sold	37.4	37.4
Gross profit	62.6	62.6
Sales and marketing expenses	41.7	41.9
General and administrative expenses	10.2	9.1
Total operating expenses	51.9	51.0
Operating income	10.7	11.6
Total other income	0.3	0.1
Income before provision for income taxes	10.9	11.7
Provision for income taxes	4.5	5.0
Net income	6.5	6.8
Net Sales — Net sales increased 12.3% to $145.4 million in the first quarter of fiscal year 2008, as compared with $129.5 million in the first quarter of fiscal year 2007. The sales increase was primarily related to an increase in Store sales of 13.9%, including a comparable store sales increase of 6.4% for the first quarter of fiscal year 2008. Comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months. Direct Marketing sales increased 0.2% for the first quarter of fiscal year 2008, with Internet sales increasing and catalog sales decreasing. The growth in Internet sales, which are increasingly a larger component of the Direct Marketing sales, slowed in the first quarter of fiscal year 2008 due in part to less promotional activity and lower conversion rates during the quarter. Substantially all major product categories generated sales increases in the first three months of fiscal year 2008, led by sales of suits and other tailored clothing.

The increase in comparable store sales was primarily driven by traffic (as measured by number of transactions), average dollars per transaction and items per transaction, all of which increased in the first quarter of fiscal year 2008, as compared with the first quarter of fiscal year 2007.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 5, 2007		May 3, 2008
		Square		Square
	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	376	1,745	422	1,935
Stores opened	10	42	6	26
Stores closed	(1)	(8)	—	—

Stores open at the end of the period	385	1,779	428	1,961

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet amounts reflect reductions to square footage due to renovations or relocations.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $91.0 million or 62.6% of net sales in the first quarter of fiscal year 2008, as compared with $81.1 million or 62.6% of net sales in the first quarter of fiscal year 2007. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2007, the Company is subject to certain risk factors which may affect gross profit, including risks of doing business on an international basis and increased costs of raw materials and other resources. The Company experienced certain of these risks in the first quarter of fiscal year 2008, especially increases in freight costs, but was able to offset such increases primarily through higher initial mark-ups. The Company expects to continue to be subject to gross profit risks in the future.
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
Sales and Marketing Expenses — Sales and marketing expenses increased to $60.9 million or 41.9% of sales in the first quarter of fiscal year 2008 from $54.1 million or 41.7% of sales in the first quarter of fiscal year 2007. Sales and marketing expenses consist primarily of a) Stores, outlet store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses relates primarily to the opening of 43 new stores, net of closing one store, since the end of the first quarter of fiscal year 2007 and consists of a) $3.1 million related to additional occupancy costs, b) $2.3 million related to additional store employee compensation costs, c) $0.8 million related to additional advertising and marketing expenses, and d) $0.6 million of additional other variable selling costs including such costs as postage and credit card processing fees. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2008 as compared to fiscal year 2007 primarily as a result of opening new stores, the full year operation of stores that were opened during fiscal year 2007, an increase in advertising expenditures and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.

General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $13.2 million for both the first quarter of fiscal year 2008 and the first quarter of fiscal year 2007. Expenses were flat as compared to the first quarter of fiscal year 2007 due primarily to a) lower corporate benefits costs of $0.2 million related to group healthcare costs, b) higher corporate travel costs of $0.2 million and higher corporate compensation costs of $0.1 million, c) lower other corporate costs of $0.1 million, and d) flat distribution center costs. Continued growth in the Stores and Direct Marketing segments may result in increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) decreased to $0.2 million in the first quarter of fiscal year 2008, as compared with $0.3 million in the first quarter of fiscal year 2007. The change was due primarily to a $0.1 million decrease in interest income which resulted from lower average market interest rates as compared to fiscal year 2007, partially offset by higher average cash and cash equivalents balances during the first quarter of fiscal year 2008.
Income Taxes — The effective income tax rate for the first quarter of fiscal year 2008 was 42.3% as compared with 40.9% in the first quarter of fiscal year 2007. The rate for fiscal year 2008 was impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million.
Seasonality — The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore, the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in profits generated during the fourth quarter becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the fiscal year. During the fourth quarters of fiscal years 2005, 2006 and 2007, the Company generated approximately 53%, 58% and 53%, respectively, of its annual net income.
Liquidity and Capital Resources — Pursuant to an Amended and Restated Credit Agreement (the “Credit Agreement”), the Company maintains a credit facility with a maturity date of April 30, 2010. The current maximum revolving amount available under the Credit Agreement is $100 million. Borrowings are limited by a formula which considers inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the amount which the Company is entitled to borrow, from time to time, under the Credit Agreement, after giving effect to all then outstanding obligations and other limitations (“Excess Availability”). Aggregate borrowings are secured by substantially all assets of the Company with the exception of its distribution center and certain equipment.
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At May 3, 2008, February 2, 2008 and May 5, 2007, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. Additionally, the Company had no term debt at May 3, 2008 and February 2, 2008 and $0.4 million of term debt at May 5, 2007.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	May 5, 2007	May 3, 2008

Cash provided by (used in):
Operating activities	$(10,248)	$(20,693)
Investing activities	(7,338)	(7,949)
Financing activities	980	119

Net decrease in cash and cash equivalents	$(16,606)	$(28,523)

The Company’s cash balance was $53.6 million at May 3, 2008, as compared with $26.5 million at May 5, 2007. In addition, the Company had no outstanding debt at May 3, 2008 and February 2, 2008 and $0.4 million of debt at May 5, 2007. Cash was $82.1 million at the beginning of fiscal year 2008 and the significant changes through May 3, 2008 are discussed below.
Cash used in the Company’s operating activities in the first quarter of fiscal year 2008 was primarily impacted by an increase in operating working capital and other operating items of $36.0 million, partially offset by net income of $9.8 million and depreciation and amortization of $4.9 million. The increase in operating working capital and other operating items included a reduction of accrued expenses of $16.1 million related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2007 and a reduction in accounts payable of $9.2 million due primarily to the timing of payments to vendors. In addition, the increase in operating working capital and other operating items included an increase in accounts receivable of $7.1 million due to higher credit card receivables from increased sales near the end of the first quarter of fiscal year 2008 as compared with the end of the fourth quarter of fiscal year 2007 and an increase of $3.5 million in inventories primarily related to the new store growth during fiscal year 2008. Cash used in investing activities in the first quarter of fiscal year 2008 relates primarily to payments for capital expenditures for new stores, information systems and renovated stores. Cash provided by financing activities for the first quarter of fiscal year 2008 relates to net proceeds from the exercise of stock options.
For fiscal year 2008, the Company expects to spend approximately $30 to $35 million on capital expenditures, primarily to fund the opening of approximately 38 to 48 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location, the potential expansion of distribution center capacity and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $9 to $12 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $7.9 million on capital expenditures in the first quarter of fiscal year 2008 largely related to the six stores opened during the quarter in addition to payments for system initiatives related to the stores. For the stores opened in the first quarter of fiscal year 2008, the Company negotiated approximately $1.8 million of landlord contributions, of which the majority is expected to be received by the end of fiscal year 2008. For the stores opened and renovated in fiscal year 2007, the Company negotiated approximately $12.6 million of landlord contributions, of which approximately $8.8 million have been collected through May 3, 2008, including approximately $2.8 million which was collected in the first quarter of fiscal year 2008. The majority of the remaining amount is expected to be received in fiscal year 2008. Management believes that the Company’s cash from operations, existing cash and cash equivalents and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through at least the next twelve months.
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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first quarter of fiscal year 2008.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2008	2009-2011	2012-2013	2013	Total (d)

Long-term debt	$—	$—	$—	$—	$—
Operating leases (a) (b)	50,705	144,866	84,120	85,161	364,852
Stand-by letter-of-credit (c)	—	400	—	—	400
License agreement	165	330	—	—	495
Property, plant and equipment commitments (e)	2,100	—	—	—	2,100

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to May 3, 2008. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2007.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Obligations related to unrecognized tax benefits of $0.3 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

(e)	The Company entered into an agreement to purchase a retail location. Closing under the agreement occurred early in the second quarter of fiscal year 2008.
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
Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, the ability to source product from its global supplier base, litigations and other competitive factors as described under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for fiscal year 2007. Also see “Item 1A. Risk Factors” in Part II of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At May 3, 2008, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. In addition, the Company invests its excess cash in short-term investments, primarily treasury bills, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.4 million in fiscal year 2007.
Item 4. Controls and Procedures
Limitations on Control Systems. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 3, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of May 3, 2008.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule13a-15 of the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2007.
Item 6. Exhibits
Exhibits

10.11	Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Exhibit represents a management contract or compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 4, 2008	Jos. A. Bank Clothiers, Inc. (Registrant)
/s/ David E. Ullman
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

10.11	Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.†
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Exhibit represents a management contract or compensatory plan or arrangement.