Form 10-Q
period 2008-08-02
BANK JOS A CLOTHIERS INC /DE/
filed 2008-09-03
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2008.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-23874
Jos. A. Bank Clothiers, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3189198 (I.R.S. Employer Identification Number)

500 Hanover Pike, Hampstead, MD (Address of Principal Executive Offices)	21074-2095 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act)(check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 27, 2008

Common Stock, $.01 par value	18,184,371

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008

Net sales	$134,278	$152,734	$263,811	$298,138

Cost of goods sold	50,531	57,496	98,984	111,920

Gross Profit	83,747	95,238	164,827	186,218

Operating expenses:
Sales and marketing	57,494	66,629	111,553	127,564
General and administrative	12,737	13,831	25,956	27,038

Total operating expenses	70,231	80,460	137,509	154,602

Operating income	13,516	14,778	27,318	31,616

Other income (expense):
Interest income	540	321	978	624
Interest expense	(92)	(92)	(193)	(186)

Total other income	448	229	785	438

Income before provision for income taxes	13,964	15,007	28,103	32,054
Provision for income taxes	5,758	6,138	11,539	13,354

Net income	$8,206	$8,869	$16,564	$18,700

Earnings per share:
Net income per share:
Basic	$0.45	$0.49	$0.92	$1.03
Diluted	$0.44	$0.48	$0.90	$1.02
Weighted average shares outstanding:
Basic	18,127	18,184	18,085	18,184
Diluted	18,444	18,427	18,410	18,420
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	February 2, 2008	August 2, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82,082	$64,357
Accounts receivable, net	5,855	8,826
Inventories:
Finished goods	196,547	206,147
Raw materials	10,278	13,390

Total inventories	206,825	219,537
Prepaid expenses and other current assets	18,593	19,347

Total current assets	313,355	312,067

NONCURRENT ASSETS:
Property, plant and equipment, net	126,235	134,111
Other noncurrent assets	508	526

Total assets	$440,098	$446,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,383	$46,767
Accrued expenses	72,150	57,186
Deferred tax liability — current	6,688	7,194

Total current liabilities	126,221	111,147

NONCURRENT LIABILITIES:
Long-term debt	—	—
Noncurrent lease obligations	50,185	52,946
Deferred tax liability — noncurrent	1,210	986
Other noncurrent liabilities	1,317	1,641

Total liabilities	178,933	166,720

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	181	181
Additional paid-in capital	80,791	80,910
Retained earnings	180,260	198,960
Accumulated other comprehensive losses	(67)	(67)

Total stockholders’ equity	261,165	279,984

Total liabilities and stockholders’ equity	$440,098	$446,704

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	August 4, 2007	August 2, 2008

Cash flows from operating activities:
Net income	$16,564	$18,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,043	10,049
Loss on disposals of property, plant and equipment	107	201
(Decrease) increase in deferred taxes	(593)	282
Net increase in operating working capital and other components	(15,453)	(28,940)

Net cash provided by operating activities	9,668	292

Cash flows from investing activities:
Capital expenditures	(11,526)	(18,136)

Net cash used in investing activities	(11,526)	(18,136)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	625	—
Net proceeds from exercise of stock options	1,460	119

Net cash provided by financing activities	2,085	119

Net increase (decrease) in cash and cash equivalents	227	(17,725)

Cash and cash equivalents — beginning of period	43,080	82,082

Cash and cash equivalents — end of period	$43,307	$64,357

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in Thousands Except Per Share Amounts and the Number of Stores, or as Otherwise Noted)
1.	BASIS OF PRESENTATION
Jos. A. Bank Clothiers, Inc. (the “Company”) is a nationwide retailer of classic men’s apparel through conventional retail stores and catalog and Internet direct marketing. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the dates indicated and will be referred to herein by their fiscal year designations:

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
Reclassifications — Certain amounts for the three and six months ended August 4, 2007 have been reclassified to conform to the presentation in the three and six months ended August 2, 2008. The Company reclassified $0.3 million and $0.6 million for the three and six months ended August 4, 2007, respectively, for certain costs related to its healthcare plan from general and administrative expense to sales and marketing expense in the accompanying unaudited Condensed Consolidated Statements of Income. Additionally the Company reclassified certain amounts in the Segment Reporting Note (Note 6) to conform to the current year presentation.
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
Landlord Contributions — Landlord contributions are accounted for as an increase to current and noncurrent lease obligations and as an increase to prepaid and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid and other current assets account. The landlord contributions are presented in the Consolidated Statements of Cash Flows as an operating activity. The noncurrent lease obligations are amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Six Months Ended
	August 4, 2007	August 2, 2008

Increase in accounts receivable	$(1,265)	$(2,971)
Increase in inventories	(12,086)	(12,712)
Decrease (increase) in prepaids and other assets	1,441	(772)
Increase (decrease) in accounts payable	6,233	(616)
Decrease in accrued expenses and other liabilities	(11,858)	(14,954)
Increase in noncurrent lease liabilities and other noncurrent liabilities	2,082	3,085

Net increase in operating working capital and other components	$(15,453)	$(28,940)

Interest and income taxes paid were as follows:

	Six Months Ended
	August 4, 2007	August 2, 2008

Interest paid	$192	$132
Income taxes paid	$24,443	$28,818
4.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008

Weighted average shares outstanding for basic EPS	18,127	18,184	18,085	18,184

Dilutive effect of common stock equivalents	317	243	325	236

Weighted average shares outstanding for diluted EPS	18,444	18,427	18,410	18,420

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were 12,500 options that were anti-dilutive for the six months ended August 2, 2008, which were excluded from the calculation of diluted shares. For the quarter ended August 2, 2008 and the quarter and six months ended August 4, 2007, there were no anti-dilutive options.

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
The effective income tax rate for the first six months of fiscal year 2008 was 41.7% as compared with 41.1% in the first six months of fiscal year 2007. The effective rate for fiscal year 2008 was impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million recorded in the first quarter.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2004 and is in the process of examining the tax return for fiscal year 2005. The fiscal year 2004 tax return examination resulted in a $0.7 million reduction in fiscal year 2006 of previously recorded income tax liabilities that were settled upon completion of the audit in that period. The majority of the Company’s state and local returns are no longer subject to examinations by taxing authorities for the years before fiscal year 2003.
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

The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the Stores segment, typical customers travel to the store and purchase men’s clothing and/or alterations and take their purchases with them. The Direct Marketing customer receives a catalog in his or her home and/or office and/or visits our Internet web site and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.
Segment data is presented in the following tables:
Three months ended August 2, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$135,162	$14,909	$2,663	$152,734
Depreciation and amortization	4,512	20	607	5,139
Operating income (loss) (b)	22,870	5,779	(13,871)	14,778
Capital expenditures (d)	9,949	2	236	10,187
Three months ended August 4, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$117,918	$13,533	$2,827	$134,278
Depreciation and amortization	3,931	18	614	4,563
Operating income (loss) (b)	21,772	5,040	(13,296)	13,516
Capital expenditures (d)	3,932	8	248	4,188
Six months ended August 2, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$264,204	$28,676	$5,258	$298,138
Depreciation and amortization	8,794	40	1,215	10,049
Operating income (loss) (b)	47,814	11,651	(27,849)	31,616
Identifiable assets (c)	390,267	43,290	13,147	446,704
Capital expenditures (d)	17,656	5	475	18,136
Six months ended August 4, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$230,996	$27,489	$5,326	$263,811
Depreciation and amortization	7,777	38	1,228	9,043
Operating income (loss) (b)	43,890	10,647	(27,219)	27,318
Identifiable assets (c)	326,553	40,655	13,586	380,794
Capital expenditures (d)	11,057	21	448	11,526

(a)	Direct Marketing net sales represent catalog and Internet sales. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution centers, other noncurrent assets and inventories which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.
7.	LEGAL MATTERS
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
Overview — For the second quarter of fiscal year 2008, the Company’s net income was $8.9 million, as compared with net income of $8.2 million for the second quarter of fiscal year 2007. The Company earned $0.48 per diluted share in the second quarter of fiscal year 2008, as compared with $0.44 per diluted share in the second quarter of fiscal year 2007. As such, diluted earnings per share increased 9% as compared with the prior year period. The results of the second quarter of fiscal year 2008, as compared to the second quarter of fiscal year 2007, were primarily driven by:
•	13.7% increase in net sales, generated by both the Stores and the Direct Marketing segments, while maintaining gross profit margins;

•	6.8% increase in comparable store sales;

•	a 80 basis point increase in sales and marketing costs as a percentage of sales driven primarily by payroll and other variable selling costs (particularly shipping costs to customers), partially offset by the leveraging of occupancy costs; and

•	a 40 basis point decrease in general and administrative costs as a percentage of sales as the Company was able to leverage its costs during the quarter.
As of the end of the second quarter of fiscal year 2008, the Company had 444 stores, which included 425 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 600 stores by fiscal year-end 2012, depending on the performance of the Company over the next several years and the availability of suitable lease sites, among other factors. The Company plans to open approximately 38 to 45 stores in fiscal year 2008, including the 22 stores opened in the first half of fiscal year 2008. In the past six years, the Company has continued to increase its number of stores as infrastructure and performance have improved. As such, there were 25 new stores opened in fiscal year 2002, 50 new stores opened in fiscal year 2003, 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006 and 48 new stores opened in fiscal year 2007.
Capital expenditures in fiscal year 2008 are expected to be approximately $30 to $35 million, primarily to fund the opening of approximately 38 to 45 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location, the potential expansion of distribution center capacity and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $9 to $11 million is expected to be reimbursed through landlord contributions. The Company also expects inventories to increase in 2008 to support new store openings and sales growth in both the Company’s Stores and Direct Marketing segments.
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

Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2007) are of classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers, and white and blue dress shirts, etc. The portions of products that have fashion elements are reviewed closely to monitor that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
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
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. There were no asset valuation charges in either the first half of fiscal year 2008 or the first half of fiscal year 2007. During the fourth quarter of fiscal year 2007, the Company recognized an impairment charge of $0.8 million relating to several stores within its Stores segment.
Lease Accounting. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.6	37.6	37.5	37.5
Gross profit	62.4	62.4	62.5	62.5
Sales and marketing expenses	42.8	43.6	42.3	42.8
General and administrative expenses	9.5	9.1	9.8	9.1
Total operating expenses	52.3	52.7	52.1	51.9
Operating income	10.1	9.7	10.4	10.6
Total other income	0.3	0.1	0.3	0.1
Income before provision for income taxes	10.4	9.8	10.7	10.8
Provision for income taxes	4.3	4.0	4.4	4.5
Net income	6.1	5.8	6.3	6.3
Net Sales — Net sales increased 13.7% to $152.7 million in the second quarter of fiscal year 2008, as compared with $134.3 million in the second quarter of fiscal year 2007. Net sales for the first six months of fiscal year 2008 increased 13.0% to $298.1 million, as compared with $263.8 million in the first six months of fiscal year 2007. The sales increases were largely related to increases in Store sales of 14.6% and 14.4% for the second quarter and first six months of fiscal year 2008, respectively, including a comparable store sales increase of 6.8% and 6.7% for the second quarter and first six months of fiscal year 2008, respectively. Comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months. Direct Marketing sales also increased 10.2% and 4.3% for the second quarter and first six months of fiscal year 2008, respectively, with Internet sales increasing for both the quarter and the first six months and catalog sales decreasing for both the quarter and the first six months. Substantially all major product categories generated sales increases during the second quarter and the first six months of fiscal year 2008, led by sales of sportswear and other tailored clothing.

The increase in comparable store sales for the second quarter and the first six months of fiscal year 2008 was primarily driven by an increase in traffic (as measured by number of transactions) and an increase in items per transaction, partially offset by a decrease in average dollars per transaction.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	August 4, 2007		August 2, 2008		August 4, 2007		August 2, 2008
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	385	1,779	428	1,961	376	1,745	422	1,935
Stores opened	6	25	16	63	16	67	22	89
Stores closed	—	—	—	—	(1)	(8)	—	—

Stores open at the end of the period	391	1,804	444	2,024	391	1,804	444	2,024

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet amounts reflect reductions to square footage due to renovations or relocations.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $95.2 million or 62.4% of net sales in the second quarter of fiscal year 2008, as compared with $83.7 million or 62.4% of net sales in the second quarter of fiscal year 2007. Gross profit totaled $186.2 million or 62.5% of net sales for the first six months of fiscal year 2008, as compared with $164.8 million or 62.5% of net sales for the first six months of fiscal year 2007. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2007, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during the first six months of fiscal year 2008, especially increases in freight costs, but was able to offset such increases primarily through higher initial mark-ups. For the second quarter of fiscal year 2008, freight costs and merchandise gross profit margins remained relatively comparable to the prior year quarter. The Company expects to continue to be subject to gross profit risks in the future.
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
Sales and Marketing Expenses — Sales and marketing expenses increased to $66.6 million or 43.6% of sales in the second quarter of fiscal year 2008 from $57.5 million or 42.8% of sales in the second quarter of fiscal year 2007. Sales and marketing expenses increased to $127.6 million or 42.8% of sales in the first six months of fiscal year 2008 from $111.6 million or 42.3% of sales in the first six months of fiscal year 2007. Sales and marketing expenses consist primarily of a) Stores, outlet store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses relates primarily to the opening of 53 new stores, net of closing one store, since the end of the second quarter of fiscal year 2007 and consists of a) $2.6 million and $5.6 million for the second quarter and the first six months, respectively, related to additional occupancy costs, b) $2.9 million and $5.2 million for the second quarter and the first six months, respectively, related to additional store employee compensation costs, c) $1.5 million and $2.3 million for the second quarter and the first six months, respectively, related to additional advertising and marketing expenses, and d) $2.1 million and $2.9 million for the second quarter and the first six months, respectively, related to additional other variable selling costs including such costs as shipping costs to customers and credit card processing fees. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2008 as compared to fiscal year 2007 primarily as a result of opening new stores, the full year operation of stores that were opened during fiscal year 2007, an increase in advertising expenditures and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.

General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $13.8 million and $12.7 million for the second quarter of fiscal year 2008 and the second quarter of fiscal year 2007, respectively. G&A expenses were $27.0 million and $26.0 million for the first six months of fiscal year 2008 and the first six months of fiscal year 2007, respectively. The increased expenses as compared to fiscal year 2007 were due primarily to a) higher corporate compensation costs (which includes all company incentive compensation) of $0.7 million and $0.8 million, higher corporate travel costs of $0.2 million and $0.4 million and higher other corporate overhead costs of $0.4 million and $0.3 million for the second quarter and the first six months, respectively, b) lower benefits costs related to group healthcare costs of $0.1 million and $0.4 million for the second quarter and the first six months, respectively, and lower professional fees of $0.2 million for both the second quarter and the first six months, and c) higher distribution center costs of $0.1 million for both the second quarter and the first six months. Continued growth in the Stores and Direct Marketing segments may result in increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) decreased to $0.2 million and $0.4 million in the second quarter and first six months of fiscal year 2008, respectively, as compared with $0.4 million and $0.8 million in the second quarter and first six months of fiscal year 2007. The decreases for both periods were due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2007, partially offset by higher average cash and cash equivalents balances during the second quarter and first six months of fiscal year 2008.
Income Taxes — The effective income tax rate for the first six months of fiscal year 2008 was 41.7% as compared with 41.1% in the first six months of fiscal year 2007. The effective rate for fiscal year 2008 was impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million recorded in the first quarter.
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
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At August 2, 2008, February 2, 2008 and August 4, 2007, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. Additionally, the Company had no term debt at August 2, 2008 and February 2, 2008 and $0.4 million of term debt at August 4, 2007.

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	August 4, 2007	August 2, 2008

Cash provided by (used in):
Operating activities	$9,668	$292
Investing activities	(11,526)	(18,136)
Financing activities	2,085	119

Net increase (decrease) in cash and cash equivalents	$227	$(17,725)

The Company’s cash balance was $64.4 million at August 2, 2008, as compared with $43.3 million at August 4, 2007. In addition, the Company had no outstanding debt at August 2, 2008 and February 2, 2008 and $0.4 million of debt at August 4, 2007. Cash was $82.1 million at the beginning of fiscal year 2008 and the significant changes through August 2, 2008 are discussed below.
Cash provided by the Company’s operating activities of $0.3 million in the first six months of fiscal year 2008 was primarily impacted by net income of $18.7 million and depreciation and amortization of $10.0 million, offset by an increase in operating working capital and other operating items of $28.9 million. The increase in operating working capital and other operating items included a reduction of accrued expenses of $15.0 million related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2007 and an increase of $12.7 million in inventories primarily related to new store growth and sales growth during fiscal year 2008. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. Cash used in investing activities in the first six months of fiscal year 2008 relates to payments for capital expenditures, as described below. Cash provided by financing activities for the first six months of fiscal year 2008 relates to net proceeds from the exercise of stock options.
For fiscal year 2008, the Company expects to spend approximately $30 to $35 million on capital expenditures, primarily to fund the opening of approximately 38 to 45 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location, the potential expansion of distribution center capacity and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $9 to $11 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $18.1 million on capital expenditures in the first six months of fiscal year 2008 largely related to the 22 stores opened during the first half of year in addition to the purchase of a retail location and payments for system initiatives primarily related to the stores. In addition, capital expenditures for the period include payments of property, plant and equipment additions accrued at year-end fiscal year 2007 related to stores opened in fiscal year 2007. For the stores opened in the first six months of fiscal year 2008, the Company negotiated approximately $5.1 million of landlord contributions, of which the majority is expected to be received by the first six months of fiscal year 2009. For the stores opened and renovated in fiscal year 2007, the Company negotiated approximately $12.6 million of landlord contributions, of which approximately $11.3 million have been collected through August 2, 2008, including approximately $5.3 million which was collected in the first six months of fiscal year 2008. The majority of the remaining amount related to the fiscal year 2007 stores is expected to be received in fiscal year 2008. Management believes that the Company’s cash from operations, existing cash and cash equivalents and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through at least the next twelve months.
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
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first half of fiscal year 2008.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2008	2009-2011	2012-2013	2013	Total (d)

Long-term debt	$—	$—	$—	$—	$—
Operating leases (a) (b)	50,629	150,264	87,791	92,100	380,784
Stand-by letter-of-credit (c)	—	400	—	—	400
License agreement	165	330	—	—	495

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to August 2, 2008. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2007.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Obligations related to unrecognized tax benefits of $0.3 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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
Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from its global supplier base, litigations and other competitive factors as described under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for fiscal year 2007. Also see “Item 1A. Risk Factors” in Part II of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At August 2, 2008, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. In addition, the Company invests its excess cash in short-term investments, primarily treasury bills, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.4 million in fiscal year 2007.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of August 2, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of August 2, 2008.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:
a)	The 2008 annual meeting of shareholders of the Company was held on June 19, 2008.

b)	Robert N. Wildrick was elected director at the meeting. Andrew A. Giordano, Gary S. Gladstein, William E. Herron and Sidney H. Ritman continued in their respective terms of office as directors.

c)	The matters voted upon at the meeting and the votes were as follows:
1.	Election of Director(a):

	For	Withheld
Robert N. Wildrick	8,861,360	7,991,087
2.	Ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2009(b):

For	Against	Abstaining
16,484,156	334,817	33,474

(a)	There were no abstentions or broker non-votes in the election of the director.

(b)	There were no broker non-votes in the ratification of selection of Deloitte and Touche, LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2009.

Item 6. Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 3, 2008	Jos. A. Bank Clothiers, Inc. (Registrant)
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