Form 10-Q
period 2008-11-01
BANK JOS A CLOTHIERS INC /DE/
filed 2008-12-03
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 25, 2008

Common Stock, $.01 par value	18,250,617

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008

Net sales	$131,304	$149,274	$395,115	$447,412

Cost of goods sold	47,679	54,980	146,663	166,900

Gross Profit	83,625	94,294	248,452	280,512

Operating expenses:
Sales and marketing, including occupancy costs	59,017	66,209	170,570	193,773
General and administrative	13,111	14,231	39,067	41,269

Total operating expenses	72,128	80,440	209,637	235,042

Operating income	11,497	13,854	38,815	45,470

Other income (expense):
Interest income	396	169	1,374	793
Interest expense	(92)	(103)	(285)	(289)

Total other income	304	66	1,089	504

Income before provision for income taxes	11,801	13,920	39,904	45,974
Provision for income taxes	4,705	4,621	16,244	17,975

Net income	$7,096	$9,299	$23,660	$27,999

Earnings per share:
Net income per share:
Basic	$0.39	$0.51	$1.31	$1.54
Diluted	$0.38	$0.50	$1.28	$1.52
Weighted average shares outstanding:
Basic	18,165	18,215	18,111	18,194
Diluted	18,439	18,461	18,419	18,433
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	February 2, 2008	November 1, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,082	$44,452
Accounts receivable, net	5,855	16,127
Inventories:
Finished goods	196,547	230,491
Raw materials	10,278	11,109

Total inventories	206,825	241,600
Prepaid expenses and other current assets	18,593	21,019

Total current assets	313,355	323,198

NONCURRENT ASSETS:
Property, plant and equipment, net	126,235	138,523
Other noncurrent assets	508	478

Total assets	$440,098	$462,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,383	$43,965
Accrued expenses	72,150	61,658
Deferred tax liability — current	6,688	6,652

Total current liabilities	126,221	112,275

NONCURRENT LIABILITIES:
Deferred rent	50,185	55,267
Deferred tax liability — noncurrent	1,210	2,456
Other noncurrent liabilities	1,317	1,372

Total liabilities	178,933	171,370

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	181	181
Additional paid-in capital	80,791	82,456
Retained earnings	180,260	208,259
Accumulated other comprehensive losses	(67)	(67)

Total stockholders’ equity	261,165	290,829

Total liabilities and stockholders’ equity	$440,098	$462,199

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	November 3, 2007	November 1, 2008

Cash flows from operating activities:
Net income	$23,660	$27,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,753	15,394
Loss on disposals of property, plant and equipment	121	227
(Decrease) increase in deferred taxes	(996)	1,210
Net increase in operating working capital and other components	(36,465)	(57,434)

Net cash provided by (used in) operating activities	73	(12,604)

Cash flows from investing activities:
Capital expenditures	(19,511)	(26,888)
Proceeds from disposal of fixed assets	290	197

Net cash used in investing activities	(19,221)	(26,691)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	807	528
Net proceeds from exercise of stock options	1,869	1,137

Net cash provided by financing activities	2,676	1,665

Net decrease in cash and cash equivalents	(16,472)	(37,630)

Cash and cash equivalents — beginning of period	43,080	82,082

Cash and cash equivalents — end of period	$26,608	$44,452

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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2007.
Reclassifications — Certain amounts for the three and nine months ended November 3, 2007 have been reclassified to conform to the presentation in the three and nine months ended November 1, 2008. The Company reclassified $(0.1) million and $0.6 million for the three and nine months ended November 3, 2007, respectively, for certain costs (income) related to its healthcare plan from general and administrative expense to sales and marketing expense in the accompanying unaudited Condensed Consolidated Statements of Income. Additionally, the Company reclassified certain amounts in the Segment Reporting Note (Note 6) to conform to the current year presentation.
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
Landlord Contributions — Landlord contributions are accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid expenses and other current assets account. The landlord contributions are presented in the Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective beginning in fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. With respect to its financial assets and liabilities, this statement has not had a material impact on the Company’s consolidated financial statements. With respect to its nonfinancial assets and liabilities, the Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.
In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 and provides an example of determining fair value when the market for a financial asset is not active. FSP 157-3 was effective for the Company upon issuance and has not had a material impact on the Company’s consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements.

3. SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Nine Months Ended
	November 3, 2007	November 1, 2008

Increase in accounts receivable	$(5,210)	$(10,272)
Increase in inventories	(41,576)	(34,775)
Increase in prepaids and other assets	(2,181)	(2,396)
Increase (decrease) in accounts payable	14,545	(3,418)
Decrease in accrued expenses and other liabilities	(7,272)	(11,710)
Increase in deferred rent and other noncurrent liabilities	5,229	5,137

Net increase in operating working capital and other components	$(36,465)	$(57,434)

Interest and income taxes paid were as follows:

	Nine Months Ended
	November 3, 2007	November 1, 2008

Interest paid	$200	$203
Income taxes paid	$30,505	$32,269
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

	Three Months Ended		Nine Months Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008

Weighted average shares outstanding for basic EPS	18,165	18,215	18,111	18,194

Dilutive effect of common stock equivalents	274	246	308	239

Weighted average shares outstanding for diluted EPS	18,439	18,461	18,419	18,433

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were 12,500 options that were anti-dilutive for the nine months ended November 1, 2008, which were excluded from the calculation of diluted shares. For the quarter ended November 1, 2008 and the quarter and nine months ended November 3, 2007, there were no anti-dilutive options.

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
The effective income tax rate for the first nine months of fiscal year 2008 was 39.1% as compared with 40.7% in the first nine months of fiscal year 2007. The effective rate for fiscal year 2008 was favorably impacted by a management transition plan, approved by the Company during the third quarter, which will enable the Company to fully deduct all employee compensation which was previously limited under Internal Revenue Code Section 162(m) (“IRC 162(m)”). The benefit of this change was approximately $0.6 million which was recorded in the third quarter of fiscal year 2008. In addition, the effective rate for the third quarter of fiscal year 2008 was impacted by a decrease in the liability for unrecognized tax benefits and related penalties and interest of $0.3 million. For the first nine months of fiscal year 2008, this decrease was offset by a comparable amount that was required to be recorded in the first quarter of fiscal year 2008.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in the third quarter of fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. The majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities for the years before fiscal year 2004.
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

Segment data is presented in the following tables:
Three months ended November 1, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$136,084	$10,408	$2,782	$149,274
Depreciation and amortization	4,723	17	605	5,345
Operating income (loss) (b)	24,183	3,989	(14,318)	13,854
Capital expenditures (d)	8,419	—	333	8,752
Three months ended November 3, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$116,586	$11,751	$2,967	$131,304
Depreciation and amortization	4,069	22	619	4,710
Operating income (loss) (b)	19,486	4,687	(12,676)	11,497
Capital expenditures (d)	7,748	3	234	7,985
Nine months ended November 1, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$400,288	$39,084	$8,040	$447,412
Depreciation and amortization	13,517	57	1,820	15,394
Operating income (loss) (b)	71,997	15,640	(42,167)	45,470
Identifiable assets (c)	413,165	35,126	13,908	462,199
Capital expenditures (d)	26,075	5	808	26,888
Nine months ended November 3, 2007

	Stores	Direct Marketing	Other	Total

Net sales (a)	$347,582	$39,240	$8,293	$395,115
Depreciation and amortization	11,846	60	1,847	13,753
Operating income (loss) (b)	63,376	15,334	(39,895)	38,815
Identifiable assets (c)	349,015	44,923	14,889	408,827
Capital expenditures (d)	18,805	24	682	19,511

(a)	Direct Marketing net sales represent catalog and Internet sales. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Identifiable assets include cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets and property, plant and equipment residing in or related to the reportable segment. Assets included in “Other” are primarily cash and cash equivalents, property, plant and equipment associated with the corporate office and distribution centers, other noncurrent assets and inventories which have not been assigned to one of the reportable segments.

(d)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.
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
Overview — For the third quarter of fiscal year 2008, the Company’s net income was $9.3 million, as compared with net income of $7.1 million for the third quarter of fiscal year 2007. The Company earned $0.50 per diluted share in the third quarter of fiscal year 2008, as compared with $0.38 per diluted share in the third quarter of fiscal year 2007. As such, diluted earnings per share increased 32% as compared with the prior year period. The results of the third quarter of fiscal year 2008, as compared to the third quarter of fiscal year 2007, were primarily driven by:
•	13.7% increase in net sales, generated primarily by the 16.7% increase in the Stores segment, partially offset by the 11.4% decrease in the Direct Marketing segment, with gross profit margins decreasing by 50 basis points;

•	7.0% increase in comparable store sales;

•	a 50 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of advertising and marketing costs, partially offset by higher other variable selling costs (largely shipping costs to customers) and higher store payroll costs;

•	a 50 basis point decrease in general and administrative costs as a percentage of sales as the Company was able to leverage its costs during the quarter; and

•	tax benefits realized during the quarter of approximately $0.9 million or $0.05 per diluted share due to the Company’s ability to fully deduct employee compensation which was previously limited under IRC 162(m) and a decrease in the liability for unrecognized tax benefits and related penalties and interest.
As of the end of the third quarter of fiscal year 2008, the Company had 460 stores, which included 441 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. Management believes that the chain can grow to approximately 600 stores, depending on the performance of the Company over the next several years and the availability of suitable lease sites, among other factors. The Company plans to open approximately 40 stores in fiscal year 2008, including the 38 stores opened in the first nine months of fiscal year 2008. In the past six years, the Company has continued to increase its number of stores as infrastructure and performance have improved. As such, there were 25 new stores opened in fiscal year 2002, 50 new stores opened in fiscal year 2003, 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006 and 48 new stores opened in fiscal year 2007.
The Company expects to open approximately 15 to 20 stores in fiscal year 2009, as we believe there will be less suitable new sites. The Company previously believed that it could attain the 600 store level by the end of Fiscal Year 2012. However, due to the recent changes in economic conditions and the resulting lack of real estate projects by developers, the Company has reduced its new store expansion plan for fiscal year 2009 and needs to reevaluate the timing of its expansion program beyond fiscal year 2009.
Capital expenditures in fiscal year 2008 are expected to be approximately $31 to $33 million, primarily to fund the opening of approximately 40 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $10 to $11 million is expected to be reimbursed through landlord contributions. The Company also expects inventories to increase in 2008 to support new store openings and sales growth in both the Company’s Stores and Direct Marketing segments.
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
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s outlet stores, through the Internet website or on clearance at the retail stores, typically within twenty-four months of the Company’s purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.3 million and $1.9 million in fiscal year 2006 and fiscal year 2007, respectively. The Company reduces the carrying amount of its current inventory value for product in its inventory that may be sold below its cost in future periods as of the end of the respective reporting periods. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first nine months of fiscal year 2008 or the first nine months of fiscal year 2007. During the fourth quarter of fiscal year 2007, the Company recognized an impairment charge of $0.8 million relating to several stores within its Stores segment.
Lease Accounting. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating depreciation of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when the Company takes possession and has the right to control the use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements are recorded as a deferred credit resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.
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
Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective beginning in fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. With respect to its financial assets and liabilities, this statement has not had a material impact on the Company’s consolidated financial statements. With respect to its nonfinancial assets and liabilities, the Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 and provides an example of determining fair value when the market for a financial asset is not active. FSP 157-3 was effective for the Company upon issuance and has not had a material impact on the Company’s consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 3,	November 1,	November 3,	November 1,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.3	36.8	37.1	37.3
Gross profit	63.7	63.2	62.9	62.7
Sales and marketing expenses	44.9	44.4	43.2	43.3
General and administrative expenses	10.0	9.5	9.9	9.2
Total operating expenses	54.9	53.9	53.1	52.5
Operating income	8.8	9.3	9.8	10.2
Total other income	0.2	—	0.3	0.1
Income before provision for income taxes	9.0	9.3	10.1	10.3
Provision for income taxes	3.6	3.1	4.1	4.0
Net income	5.4	6.2	6.0	6.3
Net Sales — Net sales increased 13.7% to $149.3 million in the third quarter of fiscal year 2008, as compared with $131.3 million in the third quarter of fiscal year 2007. Net sales for the first nine months of fiscal year 2008 increased 13.2% to $447.4 million, as compared with $395.1 million in the first nine months of fiscal year 2007. The sales increases were largely related to increases in Store sales of 16.7% and 15.2% for the third quarter and first nine months of fiscal year 2008, respectively, including comparable store sales increases of 7.0% and 6.8% for the third quarter and first nine months of fiscal year 2008, respectively. Comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months. Direct Marketing sales decreased 11.4% and 0.4% for the third quarter and first nine months of fiscal year 2008, respectively, with Internet sales decreasing for the quarter and increasing for the first nine months and catalog sales decreasing for both the quarter and the first nine months. The decreases in Direct Marketing sales were largely related to more of the Company’s promotional focus being directed to the much larger Stores segment during the third quarter of fiscal year 2008. Substantially all major product categories generated sales increases during the third quarter and the first nine months of fiscal year 2008, led by sales of suits and dress shirts during the quarter and suits, sportswear and dress shirts during the first nine months.

The increase in comparable store sales for the third quarter of fiscal year 2008 was primarily driven by an increase in traffic (as measured by number of transactions), an increase in items per transaction and an increase in average dollars per transaction, while the increase for the first nine months of fiscal year 2008 was primarily driven by an increase in traffic and an increase in items per transaction, partially offset by a decrease in average dollars per transaction.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	November 3, 2007		November 1, 2008		November 3, 2007		November 1, 2008
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	391	1,804	444	2,024	376	1,745	422	1,935
Stores opened	16	68	16	68	32	135	38	157
Stores closed	—	—	—	—	(1)	(8)	—	—

Stores open at the end of the period	407	1,872	460	2,092	407	1,872	460	2,092

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores. Square feet amounts reflect reductions to square footage due to renovations or relocations.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $94.3 million or 63.2% of net sales in the third quarter of fiscal year 2008, as compared with $83.6 million or 63.7% of net sales in the third quarter of fiscal year 2007. Gross profit totaled $280.5 million or 62.7% of net sales for the first nine months of fiscal year 2008, as compared with $248.5 million or 62.9% of net sales for the first nine months of fiscal year 2007. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2007 and in this Quarterly Report on Form 10-Q, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during the third quarter of fiscal year 2008, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity. For the first nine months of fiscal year 2008, the Company’s merchandise gross profit margins decreased slightly due to increased promotional activity, partially offset by higher initial mark-ups. In addition, during the earlier part of fiscal year 2008 the Company’s gross profit margin was negatively impacted by increased freight costs, but through certain operational changes, the Company was able to stabilize these costs and for the first nine months of fiscal year 2008, freight costs as a percentage of sales were relatively comparable to the prior year period. The Company expects to continue to be subject to similar gross profit risks in the fourth quarter and in the future.
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
Sales and Marketing Expenses — Sales and marketing expenses increased to $66.2 million or 44.4% of sales in the third quarter of fiscal year 2008 from $59.0 million or 44.9% of sales in the third quarter of fiscal year 2007. Sales and marketing expenses increased to $193.8 million or 43.3% of sales in the first nine months of fiscal year 2008 from $170.6 million or 43.2% of sales in the first nine months of fiscal year 2007. Sales and marketing expenses consist primarily of a) Stores, outlet store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.

The increase in sales and marketing expenses relates primarily to the opening of 53 new stores, net of closing one store, since the end of the third quarter of fiscal year 2007 and consists of a) $3.3 million and $9.0 million for the third quarter and the first nine months, respectively, related to additional occupancy costs, b) $2.2 million and $7.4 million for the third quarter and the first nine months, respectively, related to additional store employee compensation costs, c) $0.5 million and $2.9 million for the third quarter and the first nine months, respectively, related to additional advertising and marketing expenses, and d) $1.2 million and $3.9 million for the third quarter and the first nine months, respectively, related to additional other variable selling costs including such costs as shipping costs to customers and credit card processing fees. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2008 as compared to fiscal year 2007 primarily as a result of opening new stores in fiscal year 2008, the full year operation of stores that were opened during fiscal year 2007, an increase in advertising expenditures and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $14.2 million and $13.1 million for the third quarter of fiscal year 2008 and the third quarter of fiscal year 2007, respectively. G&A expenses were $41.3 million and $39.1 million for the first nine months of fiscal year 2008 and the first nine months of fiscal year 2007, respectively. The increased expenses for the third quarter of fiscal year 2008 were due primarily to higher corporate compensation costs (which includes all company incentive compensation) of $1.4 million and higher distribution center costs of $0.2 million, partially offset by lower professional fees of $0.3 million and lower other corporate costs of $0.2 million. The increased expenses for the first nine months of fiscal year 2008 were due primarily to higher corporate compensation costs of $2.2 million, higher travel costs of $0.4 million, higher other corporate costs of $0.2 million and higher distribution center costs of $0.3 million, partially offset by lower professional fees of $0.5 million and lower benefits costs related to group healthcare of $0.4 million. Continued growth in the Stores and Direct Marketing segments may result in increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) decreased to $0.1 million and $0.5 million in the third quarter and first nine months of fiscal year 2008, respectively, as compared with $0.3 million and $1.1 million in the third quarter and first nine months of fiscal year 2007. The decreases for both periods were due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2007, partially offset by higher average cash and cash equivalents balances during the third quarter and first nine months of fiscal year 2008.
Income Taxes — The effective income tax rate for the first nine months of fiscal year 2008 was 39.1% as compared with 40.7% in the first nine months of fiscal year 2007. The effective rate for fiscal year 2008 was favorably impacted by a management transition plan, approved by the Company during the third quarter, which will enable the Company to fully deduct all employee compensation which was previously limited under IRC 162(m). The benefit of this change was approximately $0.6 million which was recorded in the third quarter of fiscal year 2008. In addition, the effective rate for the third quarter of fiscal year 2008 was impacted by a decrease in the liability for unrecognized tax benefits and related penalties and interest of $0.3 million. For the first nine months of fiscal year 2008, this decrease was offset by a comparable amount that was required to be recorded in the first quarter of fiscal year 2008.
Seasonality — The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore, the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Historically, the increased traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in profits generated during the fourth quarter becoming a larger portion of annual profits. Seasonality is also impacted by growth as more new stores are opened in the second half of the fiscal year. During the fourth quarters of fiscal years 2005, 2006 and 2007, the Company generated approximately 53%, 58% and 53%, respectively, of its annual net income.
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

Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At November 1, 2008, February 2, 2008 and November 3, 2007, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. Additionally, the Company had no term debt at November 1, 2008 and February 2, 2008 and $0.4 million of term debt at November 3, 2007.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	November 3, 2007	November 1, 2008

Cash provided by (used in):
Operating activities	$73	$(12,604)
Investing activities	(19,221)	(26,691)
Financing activities	2,676	1,665

Net increase (decrease) in cash and cash equivalents	$(16,472)	$(37,630)

The Company’s cash balance was $44.5 million at November 1, 2008, as compared with $26.6 million at November 3, 2007.
Cash was $82.1 million at the beginning of fiscal year 2008 and the significant changes through November 1, 2008 are discussed below.
Cash used in the Company’s operating activities of $12.6 million in the first nine months of fiscal year 2008 was primarily impacted by an increase in operating working capital and other operating items of $57.4 million, partially offset by net income of $28.0 million and depreciation and amortization of $15.4 million. The increase in operating working capital and other operating items included an increase of $34.8 million in inventories primarily related to new store growth and sales growth during fiscal year 2008 and an increase in accounts receivable of $10.3 million due to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the third quarter of fiscal year 2008 as compared with the end of the fourth quarter of fiscal year 2007. In addition, the increase in operating working capital and other operating items included a reduction in accrued expenses and accounts payable totaling $15.1 million related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2007 in addition to the timing of payments to vendors. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
Cash used in investing activities in the first nine months of fiscal year 2008 relates to payments for capital expenditures, as described below. Cash provided by financing activities for the first nine months of fiscal year 2008 relates to net proceeds from the exercise of stock options.
For fiscal year 2008, the Company expects to spend approximately $31 to $33 million on capital expenditures, primarily to fund the opening of approximately 40 new stores, the renovation and/or relocation of several stores, the purchase and renovation of a retail location and the implementation of various systems initiatives. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $10 to $11 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $26.9 million on capital expenditures in the first nine months of fiscal year 2008 largely related to the 38 stores opened during the first nine months of the year in addition to the purchase of a retail location and payments for system initiatives primarily related to the stores. In addition, capital expenditures for the period include payments of property, plant and equipment additions accrued at year-end fiscal year 2007 related to stores opened in fiscal year 2007.

For the stores opened and renovated in the first nine months of fiscal year 2008, the Company negotiated approximately $9.7 million of landlord contributions, of which the majority is expected to be received by the end of the first nine months of fiscal year 2009. For the stores opened and renovated in fiscal year 2007, the Company negotiated approximately $12.6 million of landlord contributions, of which approximately $12.0 million have been collected through November 1, 2008, including approximately $6.0 million which was collected in the first nine months of fiscal year 2008. The majority of the remaining $0.6 million related to the fiscal year 2007 stores is expected to be received in the fourth quarter of fiscal year 2008.
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
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal year 2008.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2008	2009-2011	2012-2013	2013	Total(d)

Operating leases (a) (b)	$50,680	$154,647	$90,490	$98,967	$394,784
Stand-by letter-of-credit (c)	—	400	—	—	400
License agreement	165	330	—	—	495

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to November 1, 2008. See Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2007.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.7 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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

Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from its global supplier base, litigations and other competitive factors as described under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007 and under “Item 1A. Risk Factors” in Part II of this report. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections. The identified risk factors and others are more fully described under the caption “Item 1A. Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for fiscal year 2007 and “Item 1A. Risk Factors” in Part II of this Current Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At November 1, 2008, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. In addition, the Company invests its excess cash in short-term investments, primarily treasury bills and overnight federally-sponsored agency notes, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.4 million in fiscal year 2007.
As discussed above, at present, the Company invests its excess cash in lower risk short-term investments, primarily treasury bills and overnight federally-sponsored agency notes. If the Company were to invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, their value could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities’ financial condition, among other factors. As a result, the value or liquidity of the Company’s excess cash/investments could decline and result in a material impairment, which could have a material adverse effect on the Company’s financial condition and operating results.
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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of November 1, 2008, of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of November 1, 2008.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2007, which could materially affect the Company’s business, financial condition and results of operations. These risks are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and results of operations. In light of current economic conditions, we have updated certain risk factors from our Annual Report on Form 10-K for fiscal year 2007 as set forth below. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2007 except for the following:
If we are not able to continue profitably opening new stores, our growth may be adversely affected.
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The continued deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending has, among other things, slowed the development of new shopping malls and retail centers which may restrict the Company’s ability to find suitable locations for new stores. Accordingly, we have reduced our new store expansion plans for fiscal year 2009. Further, a prolonged economic downturn could lead to further adjustments to our expansion program. While we believe that we will continue to be able to obtain suitable locations for the reduced number of new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate these new stores on a timely and profitable basis, we cannot make any such assurances. As we continue our expansion program, the proposed expansion may place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in our financial performance. The opening of new stores may adversely affect catalog and Internet sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets. We expect to fund our expansion through use of existing cash, cash flows from operations and, if needed, by borrowings under our line of credit. However, if we experience limitations on our ability to utilize these sources of liquidity, our performance declines or other factors so dictate, we may slow or discontinue store openings. If we fail to successfully implement our expansion program, our business, financial condition and results of operations could be materially adversely affected.

Our business is tied to consumer spending for discretionary items and the negative changes to consumer confidence and other recessionary pressures could have an adverse affect on our business.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, consumer confidence and the levels of disposable consumer income which is impacted by consumer debt, interest rates, unemployment levels, reductions in net worth based on market declines, residential real estate values, the tightening credit markets, taxation and gasoline and energy costs, among other factors. Consumer confidence may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have a material adverse effect on our business, financial condition and results of operations.
Recently, economic conditions have deteriorated significantly in the United States. This downturn has resulted in lower consumer confidence, recessionary pressures and overall slowing in growth in the retail sector which may continue to be negatively affected for the foreseeable future. Consumer spending for discretionary items generally declines during recessionary periods and other periods where disposable income is adversely affected. If the current unfavorable economic conditions continue, consumer purchases of our merchandise could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
We rely heavily on a limited number of key suppliers, the loss of any of which could cause a significant disruption to our business and negatively affect our business.
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. The loss of any one of these suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current deterioration in economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices. Although we have not experienced any material disruptions in our sourcing in the past several years any significant disruption of supply from any of these sources or supplier failures could have a material adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on the volume of retail traffic in our geographic locations and the availability of suitable lease space.
Many of our stores are located in shopping malls or retail centers. Sales at these stores are affected, in part, by the volume of traffic in those malls and retail centers. Our sales volume and mall or retail center traffic may be adversely affected by the current economic downturn, which could, among other things, result in reduced sales and the closing of nearby stores. In addition, a decline in the desirability of the shopping environment in a particular mall or retail center, or a decline in the popularity of mall shopping or retail center among our target consumers, could adversely affect our business, financial condition and results of operations.
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
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2005, 2006 and 2007, we generated approximately 53%, 58% and 53%, respectively, of our annual net income, which resulted, in part, from increased traffic during the holiday season and our increased marketing efforts during this peak selling time. The current economic climate, including recessionary pressures, may have a negative impact on the effectiveness of our increased promotional marketing efforts during the peak selling time, which could adversely affect our sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins during this period could have a disproportionate effect on our business, financial condition and results of operations. In addition, major winter storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.
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

Dated: December 3, 2008	Jos. A. Bank Clothiers, Inc. (Registrant)
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