Form 10-K
period 2009-01-31
BANK JOS A CLOTHIERS INC /DE/
filed 2009-04-08
CIK 920033

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 31, 2009 (“Fiscal year 2008”).

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                      .
[Commission file number 0-23874]
JOS. A. BANK CLOTHIERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD	21074
(Address of principal executive offices)	(zip code)
(410) 239-2700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Global Select Stock Market LLC
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
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at August 2, 2008 was approximately $279.3 million. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.
The number of shares of Common Stock outstanding on April 1, 2008 was 18,290,977.
DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10-14 either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by June 1, 2009 (the first business day following 120 days from the close of its fiscal year ended January 31, 2009) or (b) filing an amendment to this Form 10-K which contains the required information by June 1, 2009.

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
Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from its global supplier base, legal matters and other competitive factors. Other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those described under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections.
PART I
Item 1. BUSINESS
General
Jos. A. Bank Clothiers, Inc., a Delaware corporation (herein referred to as the “Company,” “Jos. A. Bank,” or first person pronouns such as “we,” “us,” “our,” “our company” or similar terms), is a designer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 460 retail stores (as of January 31, 2009, which includes seven outlet stores and 12 franchise stores) located throughout 42 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and Internet (www.josbank.com) operations.
The Company’s products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. The Company’s products are offered at “Three Levels of Luxury,” which range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. The Company sources substantially all of its products through third party suppliers, manufacturers and/or agents using Jos. A. Bank designs and specifications.

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended on the following dates and will be referred to herein by their fiscal year designations:

Fiscal year 2000	February 3, 2001
Fiscal year 2001	February 2, 2002
Fiscal year 2002	February 1, 2003
Fiscal year 2003	January 31, 2004
Fiscal year 2004	January 29, 2005
Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Each fiscal year noted above consisted of 52 weeks except fiscal year 2006, which consisted of 53 weeks.
Strategy
The Company, established in 1905, has reinvented itself over the past nine years by focusing on its “Four Pillars of Success,” which consist of:
1.	Quality

2.	Service

3.	Inventory In-stock

4.	Product Innovation
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
The Company emphasizes customer service in all aspects of its business. Sales associates focus on developing close business relations with their customers to help serve all of the customer’s clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the Internet or catalog. A tailor is staffed in most stores to ensure prompt, high quality alteration service for our customers.

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
As a customer convenience, the Company enables customers to purchase all products that are offered in the catalog and Internet while in a store. Conversely, customers can return or exchange catalog and Internet purchases at our stores.
Store Growth. The Company had 460 stores as of fiscal year-end 2008, which included 441 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. As a result of implementing its store growth plan, the Company opened 50 new stores in fiscal year 2003, 60 new stores in fiscal year 2004, 56 new stores in fiscal year 2005, 52 new stores in fiscal year 2006, 48 new stores in fiscal year 2007 and 40 new stores in fiscal year 2008. The Company intends to open new stores primarily in core markets which may allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure, as well as in newer markets such as California where it is striving to develop a critical mass of stores to gain leverage.
The Company plans to open approximately 10 to 15 stores in fiscal year 2009. The Company previously believed that it could grow the chain to 600 stores by the end of Fiscal Year 2012. However, due to the recent changes in economic conditions, including but not limited to a lack of quality real estate opportunities, the Company is reevaluating the timing of its expansion program beyond fiscal year 2009.
Product Design and Sourcing. The Company designs and directly sources substantially all of its products. The designs are provided to a world-wide vendor base to manufacture to the Company’s specifications. In certain cases, the Company has eliminated the middlemen (e.g. importers and resellers) in its sourcing process and contracts directly with its manufacturers. The Company used one agent to source approximately 42% of its total product purchases in fiscal year 2008 and expects to continue this relationship in fiscal year 2009. The Company’s product design and sourcing strategies have resulted in reduced product costs over the past nine years, which have enabled the Company to design additional quality into its products, increase gross profit margins over that period and fund the development of the infrastructure needed to grow the chain.
Segments
The Company has two reportable segments: Stores and Direct Marketing. The Direct Marketing segment consists of our Internet and catalog operations. The Company has included information with regard to these segments for each of its last three fiscal years under Note 12 to its Consolidated Financial Statements.
Stores. The Company’s Stores segment includes its 441 full-line Company owned stores, but excludes its seven outlet stores. The Company opened 40 stores (and closed 2 stores) in fiscal year 2008 and plans to open approximately 10 to 15 stores in fiscal year 2009. The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to the Company’s target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2008, the store mix of the 441 full-line Company owned stores consisted of 153 outdoor lifestyle centers, 75 malls, 43 downtown/street front/business districts and 170 strip centers, power centers or freestanding stores.
The Company’s current store prototype was introduced in March 2001 in Charlottesville, Virginia and has been continually improved. The design emphasizes an open shopping experience that coordinates the Company’s successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The full-line, Company-owned stores averaged approximately 4,680 square feet at fiscal year-end 2008. The stores opened in fiscal years 2007 and 2008 averaged approximately 4,160 and 4,110 square feet, respectively.

The cost to open a new store is based primarily on store size and landlord construction allowances. In fiscal year 2008, the average cost to build-out a new store was approximately $485,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The Company will be reimbursed by landlords an average of approximately $230,000 of the new store build-out cost for the stores opened in fiscal year 2008. New stores also require an inventory investment, which varies based on the season the store opens. In fiscal year 2008, store openings required an average initial investment of approximately $300,000 of inventory to offer a full range of products, although amounts vary by store. The inventory levels in a new store are typically increased as the store’s sales mature.
Substantially all full-line Company-owned stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional tailor shops which allow the use of smaller tailor shops within each store. These facilities receive customers’ goods from full-line stores, which are altered and returned to the selling store for customer pickup. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work performed.
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
At January 31, 2009, the Company had 460 retail stores (including seven outlet stores and 12 franchise stores) in 42 states and the District of Columbia. The following table sets forth the stores that were open at that date.

JOS. A. BANK STORES

Total #
State	Of Stores
Alabama(a)	9
Arizona	5
Arkansas	4
California	31
Colorado	9
Connecticut	12
Delaware	1
Florida	33
Georgia(a)(b)	22
Idaho	1
Illinois(a)	28
Indiana	9
Iowa	3
Kansas	3
Kentucky	4
Louisiana(a)	6
Maryland(b)	20
Massachusetts	13
Michigan	13
Minnesota	5
Mississippi(a)	1
Missouri(c)	6
Nebraska	2
Nevada	3
New Hampshire	1
New Jersey	24
New Mexico	1
New York	18
North Carolina(a)	20
Ohio	19
Oklahoma	4
Pennsylvania(b)	25
Rhode Island	3
South Carolina(a)	9
South Dakota	1
Tennessee(a)	10
Texas	45
Utah	2
Virginia(b)	21
Washington	3
Washington, D.C.	4
West Virginia	1
Wisconsin	6

Total	460

(a)	Includes one or more franchise stores

(b)	Includes one or more outlet stores

(c)	Does not include one store opened subsequent to fiscal 2008 year-end.
Direct Marketing. The Company’s Direct Marketing segment, consisting of its Internet and catalog channels, is a key part of the Company’s multi-channel concept. This segment is driven primarily by the Internet channel as the catalog channel has declined over time with the increasing popularity of the Internet. In fiscal year 2008, the Direct Marketing segment accounted for approximately 9% of net sales and recorded a sales decrease of 0.2%. The Company’s Direct Marketing segment offers potential and existing customers convenience in ordering the Company’s merchandise. In fiscal years 2007 and 2008, the Company distributed approximately 9.4 million and 8.6 million catalogs, respectively.

The Internet site and the catalog offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate the Company’s high-quality image, providing customers with guidance in coordinating outfits, generating store traffic and providing useful market data on customers. The Company believes customers are very confident purchasing traditional business attire through our Internet site and catalog, as suits represented approximately 25% of orders in the Direct Marketing segment in fiscal year 2008.
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
The Company has experienced strong growth in its Internet sales over the past five fiscal years, although the growth was modest in fiscal year 2008. The Company has approximately 3,800 active affiliate arrangements which have helped generate Internet sales. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliate. The Company expects to continue to pursue affiliate arrangements to help fuel future Internet sales increases.
The Company’s Internet site has many customer-friendly features, including high processing speed, real-time inventory status, order confirmation, product search capabilities and an online catalog. The site has enabled the Company to be responsive to trends thereby affording the Company an opportunity to increase sales. The Company expects to replace its existing Internet infrastructure during fiscal year 2009 to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience.
To process catalog orders, sales associates enter orders online into a computerized catalog order entry system, while Internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it updates files and permits the Company to measure the response to individual catalog mailings and Internet email promotions. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouses. The Company’s order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by ground delivery to arrive at a customer’s home in two to five business days or, if requested, by expedited delivery services, such as United Parcel Service priority. Sales and inventory information is available to the Company’s merchants the day after the sales transaction.
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
The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customers. Suits accounted for approximately 25% and 28% of the Company’s merchandise sales in fiscal years 2007 and 2008, respectively, and serve as the foundation of the Company’s extensive offering of other products. When the corporate work environment trended to casual over the past decade, the Company’s product offerings were modified to meet the needs of the Jos. A. Bank customer.
The Company has many unique products to serve its customers’ needs and believes that continued development of innovative products is one of its “Pillars of Success.” For example, the Company offers its Separates collection, a concept for purchasing suits that allows customers to customize their suits by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including superfine wool and natural stretch wool. The Separates line allows a customer to buy a suit that will fit his unique body size with minimum alterations, for a custom fit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept in better quality suits, which the Company believes is a competitive advantage.

The Company also has a very successful line of wrinkle resistant all cotton dress shirts and sportshirts that are made using a patented process that is owned by the vendor. The Company offers its Vacation-in-Paradise (“VIP”) line of casual vacation wear and its David Leadbetter golf apparel, which includes sportshirts, sweaters and casual trousers, in its sportswear category.
In early fiscal year 2004, the Company introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful “Traveler” collection of products. In late fiscal year 2004, it introduced a wrinkle resistant, stain-resistant suit as part of its Separates Collection. The Traveler Suit Separates program is designed to take advantage of our expertise in suit separates with perfectly matched suit coats and pants sold in the customer’s size for a better fit. The 100% wool Traveler Suit Separates are stain resistant and made with new stretch comfort waist bands and stretch linings and include extra interior pockets. In fiscal year 2007, the Company also added a selection of wrinkle and stain resistant cashmere sweaters to its line of Traveler products.
In fiscal year 2005, the Company introduced the “Stays Cool” suit, which features innovative fabrics and linings using a variety of technologies, to keep the customer cool and comfortable in any climate. The Company continued to add products using the “Stays Cool” features during the past several years.
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
The Company believes that it gains an advantage over many of its competitors in terms of quality and price by designing its tailored and other products, selecting and, in certain cases, purchasing raw materials (finished wool fabric) and then having merchandise manufactured to its own specifications by third party contract manufacturers. Since the Company’s designs are focused on updated classic clothing, the Company believes it experiences much less fashion risk than other retailers that offer fashions that change more frequently. Substantially all products manufactured must conform to the Company’s rigorous specifications with respect to standardized sizing and quality.
Approximately 11% of the total product purchases (including piece goods) in fiscal year 2008 were sourced from United States suppliers, and approximately 89% were sourced from suppliers in other countries. In fiscal year 2008, approximately 41% of the total product purchases were from suppliers in China (including 18% from Hong Kong) and 22% in Mexico. Of the remaining 26% of total purchases, no other country represented more than 8% of total product purchases in fiscal year 2008. These percentages reflect the countries where the suppliers are domiciled, which may not always be where the products are actually manufactured.
The Company uses one agent to source a significant portion of its products from various companies that are located in or near Asia (China, including Hong Kong, Indonesia, India, Malaysia, Thailand, and Bangladesh). Purchases through this agent represented approximately 42% of the total product purchases in fiscal year 2008. The Company also makes other purchases from manufacturers and suppliers in Asia. Two other suppliers combined represented approximately 22% of total product purchases in fiscal year 2008. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors.
The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. The Company purchases the raw materials for approximately 9% of its finished products, of which five vendors accounted for over 82% of the raw materials purchased directly by the Company in fiscal year 2008. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.
The Company transacts substantially all of its business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished good supplier, piece goods vendor or contract manufacturer. The Company ordinarily places orders for the purchase of inventory approximately 6 to 12 months in advance.
The Company has not experienced any material difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers, contract manufacturers and agents and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms, but it cannot make any assurances of such results. The Company does business with all of its vendors in U.S. currency. As a result, the Company is affected by the value of the U.S. dollar against the foreign currencies of its suppliers’ countries. The Company attempts to mitigate these risks through aggressive price negotiation and resourcing. A devaluation of the U.S. dollar against these currencies may be manifested in the Company’s results as an increase in the cost of goods purchased for resale.

Marketing, Advertising and Promotion
Strategy. The Company has historically used mass media advertising (such as local radio, national cable television and direct mail marketing) and promotional activities in support of its store and catalog/Internet operations. The Company also sends email promotions to its store and Internet customers. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale classic clothing offered at a value. The Company has a database of over 4.4 million names of people who have previously made a purchase from one of the Company’s retail stores, its Internet site or catalog or have requested a catalog or other information from the Company. Of these, approximately 2.4 million individuals have made such purchases or information requests in the past 24 months. The Company evaluates its database for its mailings and selects names based on expectations of response to specific promotions, which allows the Company to efficiently use its marketing dollars.
In the fourth quarter of fiscal year 2004, the Company began testing national cable television advertising as a method to increase its brand awareness and to drive customers to its stores. The Company has increasingly expanded its use of television advertising in the past four years and expects to continue marketing through television advertising in fiscal year 2009.
Throughout each season, the Company promotes specific items or categories at specific prices that are below the initial retail price originally offered to customers. These sales are used to complement promotional events and to meet customer needs. At the end of each season, the Company conducts clearance sales to promote the sale of that season’s merchandise.
Corporate Card Program. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all full-line stores, as well as for catalog and Internet purchases. At year-end fiscal 2008, over 325,000 companies nationally, from small privately-owned companies to large public companies, are members of the program, representing an increase of approximately 26% over the approximately 256,000 member companies last year. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program have increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.
Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for employee achievement or for employee recognition. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.
Distribution
The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution facilities located in Hampstead, Maryland. A portion of the merchandise received at the distribution centers is inspected to ensure expected quality in workmanship and conformity to Company specifications. The merchandise is then allocated to individual stores or to warehouse stock (to support the Direct Marketing segment and to replenish store inventory as merchandise is sold). Merchandise allocated to stores is then packed for delivery and shipped, principally by common carrier. Each store generally receives a shipment of merchandise one to five times a week from the distribution centers, depending on a store’s size or sales volume and the time of the year. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through point-of-sale terminals. Shipments to customers purchasing through the Direct Marketing segment are also made from the central distribution facilities and, less frequently, from stores.
To support new store growth, the Company upgraded its distribution system over the past seven years and it is capable of handling approximately 500 stores in most of its distribution center functions. In late 2004, the Company increased its distribution center capacity by leasing and equipping approximately 289,000 square feet of space in a facility that is adjacent to its facility in Hampstead, Maryland. This location became fully operational in early 2005.

Management Information Systems
In August 1998, the Company installed and implemented the then-current version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed by the Company, the system meets the Company’s current business needs. In fiscal year 1999, the Company replaced its point-of-sale (POS) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, the Company added a wide-area network to its POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to the Company’s centralized fulfillment center. In fiscal year 2007, the Company implemented a new financial reporting system. In fiscal year 2000, the Company upgraded its catalog order processing system to the then-current version, which was again updated in fiscal year 2007. The Company also designed and implemented a new Internet site in fiscal year 2000 and increased its capacity and processing speed in fiscal year 2006. During fiscal year 2009, the Company expects to replace its existing Internet infrastructure in order to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience.
In fiscal year 2007, the Company implemented a new system that increased its ability to communicate design specifications to its worldwide vendor base, which replaced a system installed in fiscal year 2003. In fiscal year 2004, the Company developed systems that allow increased management and reporting of pricing elements such as gross margins. The Company outsources to a third party the storage and maintenance of its customer relationships management (CRM) database. The Company can access the CRM database which it uses to select names for customer promotions. By using these systems, the Company is able to capture greater customer data and increase its marketing efficiency using such data.
Competition
The Company competes primarily with other specialty retailers of men’s apparel, department stores and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few national multi-channel retailers focusing exclusively on men’s apparel, which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on its broad selection of in-stock merchandise, friendly customer service and product innovation as part of its “Four Pillars of Success.” The Company competes with, among others, Brooks Brothers, Macy’s, Lands End, Men’s Wearhouse and Nordstrom, as well as local and regional competitors in each store’s market. Many of these competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.
Trademarks
The Company is the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION® and TRAVELER CREASE® (collectively, the “Jos. A. Bank Marks”). These trademarks are registered in the United States Patent and Trademark Office. A Federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company’s rights in the Jos. A. Bank Marks are a material part of the Company’s business. Accordingly, the Company intends to maintain its use of the Jos. A. Bank Marks. The Company is not aware of any claims of infringement or other material challenges to the Company’s right to use the Jos. A. Bank Marks in the United States.
In addition, the Company has registered “josbank.com” and various other Internet domain names. The Company intends to renew its registration of domain names from time to time for the conduct and protection of its e-commerce business.
Seasonality
The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2006, 2007 and 2008, the Company generated approximately 36%, 35% and 36%, respectively, of its annual net sales and approximately 58%, 53% and 52%, respectively, of its annual net income.
Employees
As of April 1, 2009, the Company had approximately 4,040 employees, consisting of 905 part-time employees and 3,135 full-time employees. Approximately 283 of our employees work in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by a union. The stated term of our collective bargaining agreement with UNITE HERE Mid-Atlantic Regional Joint Board covering these employees ended on February 28, 2009. Before the expiration of this term, we negotiated a new collective bargaining agreement, which agreement was ratified by the covered employees, but has not yet been executed.

The union UNITE HERE was formed in 2004 as the result of a merger between two separate unions, UNITE and the Hotel Employees and Restaurant Employees International Union. On or about February 6, 2009, a lawsuit was filed in the United States District Court for the Southern District of New York seeking, among other remedies, a declaration that the plaintiffs are free to disaffiliate from UNITE HERE. It is the Company’s understanding that the Mid-Atlantic Regional Joint Board is among the plaintiffs in that lawsuit and among a reported fifteen joint boards which have voted in favor of disaffiliation from UNITE HERE, formed a new union and voted to affiliate with a different international union.
As a result of these issues, there is uncertainty as to the status of our new collective bargaining agreement. The Company is not a party to this internal union litigation and believes that union relations are good, as there have been no work stoppages in more than 20 years. The Company believes that its relations with its non-union employees are also good.
Approximately 61 of our sales associates in New York City and four surrounding New York counties are also union members. We have a separate collective bargaining agreement covering these employees with Retail Employees Union, Local 340, UNITE-HERE. The stated term of the collective bargaining agreement ends on April 30, 2009. Local 340 is affiliated with the New York New Jersey Regional Joint Board, which is one of the joint boards which has voted to disaffiliate from UNITE HERE, and took the same actions as the Mid-Atlantic Regional Joint Board described above. The Company intends to negotiate a new collective bargaining agreement, but there is uncertainty owing to the internal union issues noted above. The Company believes that union relations are good and does not anticipate any significant disruption in the work of these sales associates.
Available Information
The Company’s principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. The Company’s telephone number is (410) 239-2700 and its website address is www.josbank.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on its website free of charge as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any materials filed or furnished by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
Item 1A. RISK FACTORS
You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs, or is adversely resolved, the Company’s consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and the Company’s business, financial condition and results of operations may suffer materially. As a result, the market price of the Company’s common stock could decline and you could lose all or part of your investment in the Company. The risks described below are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and results of operations.

If we are not able to continue profitably opening new stores due to deteriorating general economic conditions or otherwise, our growth may be adversely affected.
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The continued deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending has, among other things, slowed the development of new shopping malls and retail centers which may restrict the Company’s ability to find suitable locations for new stores. Accordingly, we have reduced our new store expansion plans for fiscal year 2009. Further, a prolonged economic downturn could lead to further adjustments to our expansion program beyond fiscal year 2009. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot make any such assurances. As we continue our expansion program, the proposed expansion may place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in our financial performance. The opening of new stores may adversely affect catalog and Internet sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets. We expect to fund our expansion through use of existing cash, cash flows from operations and, if needed, by borrowings under our line of credit. However, if we experience limitations on our ability to utilize these sources of liquidity, our performance declines or other factors so dictate, we may slow or discontinue store openings. If we fail to successfully implement our expansion program, our business, financial condition and results of operations could be materially adversely affected.
We face significant competition and may not be able to maintain or improve our competitive position or profitability.
The retail apparel business is highly competitive and is expected to remain so. We compete primarily with specialty and discount store chains, independent retailers, national and local department stores, Internet retail stores and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than we are and have significantly greater financial, marketing and other resources than we have. In many cases, our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores. In order to better compete, we may determine to increase the number of promotional sales, which could reduce our margins and affect our profitability. Moreover, in addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and retail centers. We believe that our emphasis on classic styles make our business less vulnerable to changes in merchandise trends than many apparel retailers; however, our sales and profitability depend upon the continued demand for our classic styles. We face a variety of competitive challenges including:
•	anticipating and quickly responding to changing consumer demands;
•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;
•	developing innovative, high-quality new products and/or product/brand extensions in sizes, colors and styles that appeal to consumers of varying age groups and tastes;
•	competitively pricing our products and achieving value for our customers; and
•	providing strong and effective marketing support.
Increased competition or our failure to meet these competitive challenges could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our business is tied to consumer spending for discretionary items and the negative changes to consumer confidence and other recessionary pressures brought on by, among other things, general economic conditions, could have an adverse affect on our business.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, consumer confidence and the levels of disposable consumer income which is impacted by consumer debt, interest rates, unemployment levels, reductions in net worth based on market declines, residential real estate values, the tightening credit markets, taxation, gasoline and energy costs, among other factors. Consumer confidence also may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have a material adverse effect on our business, financial condition and results of operations.
Recently, economic conditions have deteriorated significantly in the United States. This downturn has resulted in lower consumer confidence, recessionary pressures and overall slowing in the growth in the retail sector which may continue to be negatively affected for the foreseeable future. Consumer spending for discretionary items generally declines during recessionary periods and other periods where disposable income is adversely affected. We cannot assure you that government responses to the disruptions in the financial markets or any stimulus plans will have a positive impact on the current economic situation. If the current unfavorable economic conditions continue, consumer purchases of our merchandise could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

The current credit crisis may have a negative effect on our business.
The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Although we currently do not have any borrowings under our credit facility, tightening of the credit markets could make it more difficult for us to access funds, refinance any indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities.
Our immediate cash requirements, which fluctuate daily, are deposited at financial institutions and may exceed federally insured limits. With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on these deposit accounts.
Our cash investment strategies may have a negative effect on our business.
At present, we invest most of our cash in lower risk short-term investments, primarily treasury bills and overnight federally-sponsored agency notes where returns effectively reflect current market interest rates. As a result, market interest rate changes may negatively impact our net interest income or expense. We may invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, the value of which could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities’ financial condition, among other factors. As a result, the value or liquidity of our excess cash/investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.
Our success is dependent on our key personnel and our ability to attract and retain key personnel.
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
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2008, one agent sourced approximately 42% of the Company’s total product purchases and we expect to continue this relationship in 2009. The loss of this agent or any of the Company’s other key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices. Although we have not experienced any material disruptions in our sourcing in the past several years, any significant disruption of supply from any of these sources or supplier failures could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on foreign sources of production exposes us to a number of risks of doing business on an international basis.
We expect to continue our sourcing from suppliers throughout the world, which may result in additional concentration of our sources. As a result, we face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:
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
Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. We purchase the raw materials for approximately 9% of our finished products, of which five vendors accounted for over 82% of the raw materials purchased directly by us in fiscal year 2008. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. Fuel costs and labor costs could also have an adverse impact on our vendors’ manufacturing costs and on our freight and other costs. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business could have a material adverse impact on our business, financial condition and results of operations.
Our success depends, in part, on our ability to meet the changing preferences of our customers.
We must successfully gauge merchandise trends and changing consumer preferences to succeed. Our success is dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The retail clothing business fluctuates according to changes in consumer preferences dictated, in part, by fashion, performance, luxury and seasonality. To the extent the market for our merchandise weakens, whether due to a decrease in demand resulting from the troubled economy or otherwise, sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our business, financial condition and results of operations.
Fluctuations in the demand for tailored and casual clothing and accessories affect our inventory levels. As our business is becoming more seasonal in nature, we must purchase and carry a significant amount of inventory prior to peak selling seasons. We issue purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing merchandise trends or consumer acceptance for our products. As a result, our business, financial condition and results of operations could be materially adversely affected.

Our success depends, in part, on the volume of retail traffic in our geographic locations and the availability of suitable lease space.
Many of our stores are located in retail centers where sales are affected in part by the volume of traffic at those centers. Our sales volume and retail center traffic may be adversely affected by the current economic downturn, which could, among other things, result in reduced sales and the closing of stores. In addition, a decline in the desirability of the shopping environment in a retail center, or a decline in the popularity of a retail center among our target consumers, could adversely affect our business, financial condition and results of operations.
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
Our success is impacted by the timely delivery of merchandise from our distribution facilities to our stores and customers. Third party transportation companies deliver substantially all of our merchandise to our stores and our customers. Some of these third parties employ union labor. Disruptions in the delivery of merchandise or work stoppages by employees of any of these third parties could delay the timely delivery of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. We may be required to respond in a number of ways, many of which could decrease our gross profits and net income and our business, financial condition and results of operations could be materially adversely affected.
Our dependence on our two distribution centers and centralized computer systems exposes us to the risk of a substantial disruption to our business.
We concentrate the distribution of our products in two adjacent distribution centers located in Hampstead, Maryland. Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores or our customers. If these distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. In addition, we are increasingly dependent on the Internet, which is the primary channel of our Direct Marketing segment, and centralized computer systems and networks to process and transmit transactions and to store electronic information. It is critical that we maintain uninterrupted access to and operation of these systems. These systems, including our back-up systems, are subject to interruption or damage from power outages, computer and telecommunications failures, system capacity constraints, computer viruses, security breaches and catastrophic events such as fires, tornadoes and other natural disasters. If these systems cease to function properly or are damaged, we may suffer interruptions in our operations and we may have to make significant investment to fix or replace them. Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution centers or systems are shut down for any reason. Such shut-downs could result in a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected by increased paper, printing and mailing costs.
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
Our trademarks are important to our success and competitive position. We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION®, and TRAVELERS CREASE ®, each of which is registered in the United States Patent and Trademark Office. We are susceptible to others imitating our products and infringing on our intellectual property rights. Imitation or counterfeiting of our products or other infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products in violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to the marks that we license and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Our failure to adequately protect and enforce our intellectual property rights or protect ourselves from the claims of third parties could result in a material adverse effect on our business, financial condition and results of operations.
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
Our business has become increasingly dependent on promotional activity and a strong holiday season.
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2006, 2007 and 2008, we generated approximately 36%, 35% and 36%, respectively, of our annual net sales and approximately 58%, 53% and 52%, respectively, of our annual net income, which resulted, in part, from increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in the effectiveness of our increased promotional activity could adversely affect our sales. In addition, a recent promotion, which included the possibility of rebates to certain customers if they lose their jobs, could result in increased returns and rebates and lower net sales. The current economic climate, including recessionary pressures, may cause such decreases to net sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins, especially during the fourth quarter, could have a disproportionate effect on our business, financial condition and results of operations. In addition, major winter storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.

We will face a number of risks if we pursue growth by acquisitions or other strategic opportunities.
We may from time to time hold discussions and negotiations regarding strategic opportunities, including with (i) potential investors who express an interest in making an investment in or acquiring us, (ii) potential joint venture partners looking toward the formation of strategic alliances and (iii) companies that represent potential acquisition or investment opportunities for us. We cannot assure you that any definitive agreement will be reached regarding the foregoing, nor do we believe that any such agreement is necessary to implement successfully our strategic plans. Pursuing growth by acquisitions or other strategic opportunities will expose us to the various risks that arise therefrom, which could result in a material adverse effect on our business, financial condition and results of operations.
Our stock price has fluctuated substantially in the past and may continue to do so.
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
Litigation or legal proceedings could expose us to significant liabilities and could divert our management’s attention and thus negatively affect our financial results.
We are subject to various litigation and legal proceedings and claims, including those identified in Part I, Item 3, “Legal Proceedings.” Although we intend to defend the identified matters vigorously, we are unable to predict the outcome of these matters. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of their merit, the legal matters may result in a diversion of our management’s attention and resources and could be disruptive to our operations. In addition, costs and potential losses associated with these legal matters could adversely affect our business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Company owns one facility located in Hampstead, Maryland, which houses, among other things, its principal executive offices and a distribution center, and leases its other distribution center also located in Hampstead, Maryland, adjacent to its owned facility. The Company believes that its existing facilities are well maintained and in good operating condition. The table below presents certain information relating to the Company’s property as of April 1, 2009:

Location	Gross Square Feet	Owned/Leased	Primary Function
Hampstead, Maryland	315,000	Owned	Offices, distribution center, catalog and Internet order and fulfillment and regional tailoring overflow shop

Hampstead, Maryland	289,000	Leased	Distribution center and offices (Lease expires August 20, 2014)
The Company also leases two tailoring facilities in Atlanta, Georgia and Kansas City, Kansas. Additional office space of approximately 3,000 square feet is leased in Florida.
As of January 31, 2009, the Company had 460 stores (including its seven outlet stores and 12 franchise stores). All Company-owned full-line stores are leased, with the exception of one store which is located on property owned by the Company. The full-line stores average approximately 4,680 square feet as of fiscal year-end 2008, including selling, storage, tailor shop and service areas. The full-line stores range in size from approximately 1,000 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in annual fixed rental payments during the lease term.
Item 3. LEGAL PROCEEDINGS
On July 24, 2006, a lawsuit was filed against the Company and Robert N. Wildrick (then the Company’s Chief Executive Officer and now its Chairman of the Board) in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Class Action”). On August 3, 2006, a lawsuit substantially similar to the Class Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Class Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Class Action and the Tewas Trust Action were consolidated under the Class Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.
Massachusetts Laborers’ Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black (then the Company’s President and now its President and Chief Executive Officer) and David E. Ullman (the Company’s Executive Vice President and Chief Financial Officer) have been added as defendants. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys’ fees. The Company’s Motion to Dismiss the Class Action was not granted. The Company intends to defend vigorously the Class Action.
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
By letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (“NCRS”) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action. The Company asked that the demand be withdrawn or held in abeyance until the SLC reported on its investigation. On January 3, 2008, NCRS filed in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) a Verified Complaint against the Company seeking to compel an inspection of the Company’s books and records. On February 12, 2009, the Court granted the Company’s Motion for Summary Judgment and dismissed the Verified Complaint. NCRS has appealed. The Company intends to vigorously contest the appeal.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the quarter ended January 31, 2009.

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

	High	Low
1st Quarter fiscal 2009 (through April 1, 2009)	$29.23	$19.61

	Fiscal Year 2007		Fiscal Year 2008
	High	Low	High	Low
1st Quarter	$40.07	$29.08	$27.74	$18.81
2nd Quarter	46.16	31.88	32.68	21.63
3rd Quarter	37.79	26.43	41.71	21.20
4th Quarter	32.63	19.50	31.49	15.38
On April 1, 2009, the closing sale price of the Common Stock was $28.33.
Holders of Record of Common Stock
As of April 1, 2009, there were 73 holders of record of the Company’s Common Stock.
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

Performance Graph
The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from January 30, 2004 through January 30, 2009 of an initial investment of $100 invested in (a) Jos. A. Bank’s Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

		Total Return	Total Return
		Index	Index
		NASDAQ	NASDAQ
	Jos. A. Bank	Stock Market	Retail Trade
	Clothiers, Inc.	(U.S.)	Stocks

January 30, 2004	$100.00	$100.00	$100.00
January 28, 2005	$121.84	$98.92	$119.76
January 27, 2006	$214.31	$112.67	$129.87
February 2, 2007	$167.11	$121.44	$142.69
February 1, 2008	$145.49	$117.26	$126.33
January 30, 2009	$146.61	$57.69	$81.28
This information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data as of January 31, 2009 and February 2, 2008 and for the three fiscal years ended January 31, 2009 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial data at February 3, 2007, January 28, 2006 and January 29, 2005 and for the fiscal years ended January 28, 2006 and January 29, 2005 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. All fiscal years, included and not included in these financial statements, end on the Saturday closest to January 31 of the respective year. Fiscal years 2004, 2005, 2007 and 2008 consisted of 52 weeks, while fiscal year 2006 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2004	2005	2006	2007	2008
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$372,500	$464,633	$546,385	$604,010	$695,908
Cost of goods sold	147,674	177,006	207,947	225,364	264,954

Gross profit	224,826	287,627	338,438	378,646	430,954
Operating expenses:
Sales and marketing	144,770	179,902	212,890	242,655	277,354
General and administrative	38,003	45,930	52,453	53,240	58,111

Total operating expenses	182,773	225,832	265,343	295,895	335,465

Operating income	42,053	61,795	73,095	82,751	95,489
Total other income (expense)	(1,696)	(1,794)	(938)	1,582	477

Income before provision for income taxes	40,357	60,001	72,157	84,333	95,966
Provision for income taxes	15,876	24,751	28,935	34,165	37,558

Net income	$24,481	$35,250	$43,222	$50,168	$58,408

Per share information—diluted(a):
Net income per share	$1.38	$1.95	$2.36	$2.72	$3.17
Diluted weighted average number of shares outstanding(a)	17,789	18,031	18,342	18,420	18,445
Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$1,425	$7,344	$43,080	$82,082	$122,875
Working capital	69,620	96,856	136,562	187,134	246,127
Total assets	233,304	304,832	368,392	440,098	491,366
Revolving and term debt	6,859	5,797	412	—	—
Total noncurrent liabilities (including debt)	41,024	44,595	46,416	52,712	58,383
Stockholders’ equity	114,324	153,800	208,234	261,165	321,813
Other Data (as of end of fiscal year):
Number of stores(b)	269	324	376	422	460

(a)	On December 14, 2005, the Company’s Board of Directors declared a 25% common stock dividend payable on February 15, 2006 to stockholders of record as of January 27, 2006. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect the stock dividend.

(b)	Includes franchise stores.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K. Fiscal year 2006 consisted of 53 weeks, while fiscal years 2007 and 2008 consisted of 52 weeks. Except as otherwise indicated, all comparisons between fiscal years 2006 and 2007 are 53-week versus 52-week results.
Overview
Net income in fiscal year 2008 increased 16.4% to approximately $58.4 million, as compared with approximately $50.2 million in fiscal year 2007. The increased earnings in fiscal year 2008 were primarily attributable to:
•	15.2% increase in net sales, driven by a 17.4% sales increase in the Stores segment, partially offset by a sales decline in the Direct Marketing Segment of 0.2%, with overall gross profit margins decreasing by 80 basis points;

•	8.9% increase in comparable store sales;
•	a 30 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of payroll costs and advertising and marketing costs;
•	a 40 basis point decrease in general and administrative costs as a percentage of sales as the Company was able to leverage its costs during the year; and
•	tax benefits realized of approximately $1.2 million or approximately $0.07 per diluted share due to the Company’s ability to fully deduct employee compensation which was limited under Internal Revenue Code (“IRC”) Section 162(m) in fiscal year 2007.
The Company had 460 stores as of the end of fiscal year 2008, which consisted of 441 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. In the past seven years, the Company has continued to open new stores as infrastructure and performance have improved. As such, 25 new stores opened in fiscal year 2002, 50 new stores opened in fiscal year 2003, 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007 and 40 new stores opened in fiscal year 2008.
The Company plans to open approximately 10 to 15 stores in fiscal year 2009. The Company previously believed that it could grow the chain to 600 stores by the end of Fiscal Year 2012. However, due to the recent changes in economic conditions, including but not limited to a lack of quality real estate opportunities, the Company is reevaluating the timing of its expansion program beyond fiscal year 2009.
Capital expenditures are expected to be approximately $18 to $20 million in fiscal year 2009, primarily to fund the opening of approximately 10 to 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of the Company’s existing Internet infrastructure. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which $2 to $3 million is expected to be reimbursed through landlord contributions.
The Company expects inventories to increase in 2009 to support new store openings and to replenish certain core items that had higher than expected sales volumes in fiscal year 2008.
The Company ended fiscal year 2008 with $122.9 million in cash and cash equivalents, no revolving debt under its Amended and Restated Credit Agreement (the “Credit Agreement”) and no term debt. The Company generated $73.5 million of cash from operating activities in fiscal year 2008, which was partly used to fund $35.l million in property, plant and equipment expenditures and included a $2.4 million increase in inventory levels and a $17.6 million reduction in accounts payable. The Credit Agreement has a maturity date of April 30, 2010 and currently allows the Company to borrow a maximum revolving amount of $100 million based on a borrowing base formula. After giving effect to all then outstanding obligations and other limitations under the Credit Agreement, the amount that the Company was entitled to borrow under the Credit Agreement (“Excess Availability”) was $99.6 million at fiscal year-end 2008. The Company expects to negotiate an amended Credit Agreement prior to the expiration of the existing facility. The Company may choose to reduce the maximum borrowing amount of this facility based on its current and projected cash needs and market conditions. However, the Company can make no assurance that a facility will be in place beyond April 30, 2010.

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
Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2008) are of classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers and white and blue button-down shirts, etc. All product categories are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s outlet stores, through the Internet website or on clearance at the retail stores, typically within 24 months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.3 million, $1.9 million and $1.4 million in fiscal years 2006, 2007 and 2008, respectively. The Company reduces the carrying amount of its current inventory value for product that may be sold below its cost. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, which is based on the discounted cash flows. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. During fiscal years 2006, 2007 and 2008, the Company recognized impairment charges of $0, $0.8 million and $1.2 million, respectively, relating to several stores within its Stores segment. These stores were impaired as our reviews indicated their carrying values exceeded their estimated fair values. The charges were included in “Sales and marketing” in the Consolidated Statements of Income.
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

While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from the estimates. Management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations. These estimates, among other things, were discussed by management with the Company’s Audit Committee.
Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective beginning in fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. With respect to financial assets and liabilities, this statement did not have an impact on the Company’s consolidated financial statements. With respect to its nonfinancial assets and liabilities, the Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.
In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 and provides an example of determining fair value when the market for a financial asset is not active. FSP 157-3 was effective for the Company upon issuance and did not have an impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 became effective beginning in fiscal year 2008. The Company adopted SFAS 159 on February 3, 2008 and elected not to apply fair value accounting on its existing financial assets and liabilities. Therefore, this statement did not have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161, is effective for the first quarter of fiscal year 2009 and is not expected to have an impact on the Company’s consolidated financial statements.

Results of Operations
The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, certain items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	38.1	37.3	38.1
Gross profit	61.9	62.7	61.9
Sales and marketing expenses	39.0	40.2	39.9
General and administrative expenses	9.6	8.8	8.4
Total operating expenses	48.6	49.0	48.2
Operating income	13.4	13.7	13.7
Total other income (expense)	(0.2)	0.3	0.1
Income before provision for income taxes	13.2	14.0	13.8
Provision for income taxes	5.3	5.7	5.4

Net income	7.9%	8.3%	8.4%

Fiscal Year 2008 Compared to Fiscal Year 2007
Net Sales— Net sales increased 15.2% to $695.9 million in fiscal year 2008 compared with $604.0 million in fiscal year 2007. The Stores segment sales increased 17.4% in fiscal year 2008 due primarily to an 8.9% increase in comparable store sales and the opening of 40 new stores (and the closing of 2 stores) as shown below. Comparable store sales include merchandise sales generated in all full-line stores that have been open for at least thirteen full months. The 8.9% increase in comparable store sales in fiscal year 2008 was led by increased traffic (as measured by number of transactions), higher items per transaction and higher dollar amounts per transaction. Comparing fiscal year 2008 to fiscal year 2007, Direct Marketing sales decreased 0.2%, which was primarily driven by the continued decline of catalog sales, partially offset by an increase in sales in the Internet channel which continues to represent the major portion of this reportable segment.
The following table provides information regarding the number of stores opened and closed during fiscal years 2007 and 2008:

	Fiscal Year 2007		Fiscal Year 2008
		Square		Square
	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the year	376	1,745	422	1,935
Stores opened	48	206	40	164
Stores closed	(2)	(16)	(2)	(8)

Stores open at the end of the year	422	1,935	460	2,091

*	Square feet are presented in thousands and exclude the square footage of the Company’s franchise stores. Square feet include a net increase of 6 square feet in fiscal year 2007 due to relocations or renovations in several stores.
All major product categories generated net sales increases in fiscal year 2008, led by sales of suits followed by sales of other tailored clothing and sportswear. Sales of the more luxurious Signature and Signature Gold suits, which together represented over 40% of suit sales in fiscal year 2008, increased approximately 38% over fiscal year 2007 sales. For fiscal years 2007 and 2008, suits represented approximately 25% and 28% of total merchandise sales, respectively. Merchandise sales exclude tailoring and franchise fee revenue.

Gross Profit—Gross profit (net sales less cost of goods sold) totaled $431.0 million or 61.9% of net sales in fiscal year 2008, as compared with $378.6 million or 62.7% of net sales in fiscal year 2007, an increase in absolute dollars of $52.3 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 80 basis points. As stated in this Annual Report on Form 10-K, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during fiscal year 2008, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity to drive higher sales and gross profit dollars, especially in the fourth quarter where the gross profit margin declined 180 basis points to 60.5%, partially offset by higher initial mark-ups. In addition, during the earlier part of fiscal year 2008, the Company’s gross profit margin was negatively impacted by increased freight costs, but through certain operational changes, the Company was able to stabilize these costs and for the full year of fiscal year 2008, freight costs as a percentage of sales were relatively comparable to the prior year. The Company expects to continue to be subject to gross profit risks in the future. Gross profit margins declined across all major product categories, except the suits category, due primarily to the higher promotional activity.
The Company’s gross profit represents net sales less cost of goods sold which primarily includes the cost of merchandise, the cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) full-line store, outlet store and direct marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses, increased to $277.4 million in fiscal year 2008 from $242.7 million in fiscal year 2007. As a percent of net sales, sales and marketing expenses decreased to 39.9% in fiscal year 2008, as compared with 40.2% in fiscal year 2007. The $34.7 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 40 new stores in fiscal year 2008, a full year of costs from the 48 new stores opened in fiscal year 2007, and expanded advertising programs. The cost increases include a) $13.3 million of occupancy costs, b) $10.5 million of payroll, benefits and related costs, c) $6.3 million of media advertising, catalog and other marketing costs, and d) $4.6 million of credit card and other variable selling costs. The Company expects sales and marketing expenses to increase in fiscal year 2009, although possibly by a lower amount than recent years, primarily as a result of opening new stores (10 to 15 stores) in fiscal year 2009, the full year operation of stores that were opened during fiscal year 2008, an increase in advertising expenditures, and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.
General and Administrative Expenses—General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, increased $4.9 million in fiscal year 2008, as compared with fiscal year 2007. As a percent of net sales, G&A expenses decreased to 8.4% in fiscal year 2008, as compared with 8.8% in fiscal year 2007. Total corporate costs, including payroll, all company incentive compensation, taxes and other corporate overhead costs, increased $4.5 million. The net increase in corporate costs was primarily driven by a) higher payroll and incentive compensation costs of $3.7 million, b) higher travel costs of $0.3 million, c) higher other overhead costs of $1.1 million due partly to a benefit of $0.5 million recognized in fiscal year 2007 related to a state grant, d) lower occupancy costs of $0.4 million, and e) lower benefits costs of $0.2 million primarily related to the Company’s group healthcare costs. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.
Distribution center costs increased $0.4 million in fiscal year 2008, primarily due to a) higher benefits costs of $0.2 million, and b) higher occupancy, supplies, postage and other miscellaneous costs of $0.2 million. The Company expects distribution center costs to increase in fiscal year 2009 as it expects to process an increasing amount of inventory units to support future growth in the Stores segment and to replenish certain core items that had higher than expected sales volumes in fiscal year 2008.
Other Income (Expense)—Other income (expense) was $0.5 million in fiscal year 2008 compared to $1.6 million in fiscal year 2007, a decrease of $1.1 million. The decrease in fiscal year 2008 was due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2007, partially offset by higher average cash and cash equivalents balances during the year.

Income Taxes— The fiscal year 2008 effective income tax rate decreased to 39.1%, as compared with 40.5% in fiscal year 2007. The effective rate was favorably impacted by the Company’s leadership succession plan, approved during the third quarter, which enabled the Company to fully deduct all employee compensation expense incurred by the Company in fiscal year 2008. In fiscal year 2007, a portion of the employee compensation expense deduction was limited under IRC 162(m). The benefit of this change was approximately $1.2 million of lower tax expense. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in the third quarter of fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. The majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities for the years before fiscal year 2004.
Fiscal Year 2007 Compared to Fiscal Year 2006
Net Sales— Net sales increased 10.5% to $604.0 million in fiscal year 2007 compared with $546.4 million in fiscal year 2006. The Stores segment sales increased 10.7% in fiscal year 2007 due primarily to a 3.8% increase in comparable store sales and the opening of 48 new stores (and the closing of 2 stores) as shown below. The comparable store sales increase is based on a comparison of the 52 weeks of fiscal year 2007 with the first 52 weeks of fiscal year 2006. The 3.8% increase in comparable store sales in fiscal year 2007 was led by increased traffic, while items per transaction and dollars per transaction decreased. Comparing fiscal year 2007 to fiscal year 2006, Direct Marketing sales increased 11.1%, primarily driven by an increase in Internet sales offset by a decline in catalog sales.
The following table provides information regarding the number of stores opened and closed during fiscal years 2006 and 2007:

	Fiscal Year 2006		Fiscal Year 2007
		Square		Square
	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the year	324	1,543	376	1,745
Stores opened	52	202	48	206
Stores closed	—	—	(2)	(16)

Stores open at the end of the year	376	1,745	422	1,935

*	Square feet are presented in thousands and exclude the square footage of the Company’s franchise stores. Square feet include a net decrease of 8 square feet in fiscal year 2006 and a net increase of 6 square feet in fiscal year 2007 due to relocations or renovations in several stores.
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
Gross Profit—Gross profit in fiscal year 2007 increased over the prior year both in absolute dollars and as a percentage of sales, increasing to $378.6 million or 62.7% of net sales in fiscal year 2007 from $338.4 million or 61.9% of net sales in fiscal year 2006. The 80 basis point improvement in gross profit margin was driven primarily by lower costs resulting from vendor sourcing shifts. In addition, gross profit margin improvements were realized across all major product categories, except the sportswear category which was impacted by clearance activity and holiday promotions.
Sales and Marketing Expenses—Sales and marketing expenses increased to $242.7 million in fiscal year 2007 from $212.9 million in fiscal year 2006. As a percent of net sales, sales and marketing expenses increased to 40.2% in fiscal year 2007, as compared with 39.0% in fiscal year 2006. The $29.8 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 48 new stores in fiscal year 2007, a full year of costs from the 52 new stores opened in fiscal year 2006, and expanded advertising programs. The cost increases include a) $10.8 million of occupancy costs, b) $9.4 million of payroll, benefits and related costs, c) $5.5 million of media advertising, catalog and other marketing costs, and d) $4.1 million of credit card and other variable selling costs.

General and Administrative Expenses—General and administrative expenses increased $0.8 million in fiscal year 2007, as compared with fiscal year 2006. Total corporate costs, including payroll, incentive compensation, taxes and other corporate overhead costs, increased $0.2 million. The net increase in corporate costs was primarily driven by a) higher payroll and incentive compensation costs of $1.3 million and higher travel costs of $0.5 million, b) lower benefits costs of $1.1 million due primarily to lower claims experience related to the Company’s group healthcare costs, c) a benefit of $0.5 million related to a state grant that was recognized as a result of targeted employment levels being achieved, d) lower professional fees of $0.4 million, and e) higher other corporate costs of $0.4 million.
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
Income Taxes— The fiscal year 2007 effective income tax rate increased to 40.5%, as compared with 40.1% in fiscal year 2006. The income tax rate for fiscal year 2006 reflected a reduction of previously recorded income tax liabilities settled or otherwise resolved in fiscal year 2006 of approximately $0.7 million.
Liquidity and Capital Resources
The Company ended fiscal year 2008 with $122.9 million of cash and cash equivalents, no revolving debt under the Credit Agreement and no term debt. The Company generated $73.5 million of cash from operating activities in fiscal year 2008, which was largely used to fund $35.1 million in property, plant and equipment expenditures and included a $2.4 million increase in inventory levels and a $17.6 million reduction in accounts payable.
Pursuant to the Credit Agreement, the Company maintains a credit facility with a maturity date of April 30, 2010. The current maximum revolving amount available under the Credit Agreement is $100 million. Borrowings are limited by a formula which considers inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the amount which the Company is entitled to borrow, from time to time, under the Credit Agreement, after giving effect to all then outstanding obligations and other limitations (“Excess Availability”). Aggregate borrowings are secured by substantially all assets of the Company with the exception of the Company-owned real estate located in Hampstead, Maryland.
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At January 31, 2009 and February 2, 2008, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. The Company expects to negotiate an amended Credit Agreement prior to the expiration of the existing facility. The Company may choose to reduce the maximum borrowing amount of this facility based on its current and projected cash needs and market conditions. However, the Company can make no assurance that a facility will be in place beyond April 30, 2010.

The following table summarizes the Company’s sources and uses of funds as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year
	2006	2007	2008
Cash provided by (used in):
Operating activities	$60,911	$63,712	$73,540
Investing activities	(31,141)	(27,401)	(34,908)
Financing activities	5,966	2,691	2,161

Net increase in cash and cash equivalents	$35,736	$39,002	$40,793

Cash provided by the Company’s operating activities of $73.5 million in fiscal year 2008 was primarily impacted by net income of $58.4 million and depreciation and amortization of $20.6 million, offset by an increase in net operating working capital and other operating items of $5.5 million. The increase in operating working capital and other operating items included an increase of $2.4 million in inventories and a reduction in accounts payable of $17.6 million related primarily to the timing of payments to vendors. These cash outflows were partially offset by an increase totaling $12.6 million in accrued expenses and deferred rent primarily related to the store growth and higher accrued advertising expenses. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
Cash used in investing activities during fiscal year 2008 of $34.9 million relates primarily to payments for capital expenditures for new stores, information systems and renovated stores. In addition, capital expenditures for the period include payments of property, plant and equipment additions accrued at year-end fiscal year 2007 related to stores opened in fiscal year 2007. Additionally at January 31, 2009, the Company had recorded $2.3 million of accrued property, plant and equipment additions related to stores opened in fiscal year 2008 and to be opened in fiscal year 2009 that have been incurred but not completely invoiced by vendors which will be paid primarily in the first quarter of fiscal year 2009.
Cash provided by financing activities for fiscal year 2008 of $2.2 million relates to net proceeds from the exercise of stock options (including the related tax benefits).
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

For fiscal year 2009, the Company expects to spend approximately $18 to $20 million on capital expenditures, primarily to fund the opening of approximately 10 to 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of its existing Internet infrastructure. The capital expenditures for fiscal year 2009 are planned to be lower than prior years due primarily to the reduced number of new stores planned. Management believes that the Company’s existing cash, cash flows from operating activities and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses for fiscal year 2009. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which $2 to $3 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal year 2008, the Company negotiated approximately $10.5 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal year 2008 and fiscal year 2007.

		Amounts	Amounts	Amounts
		Collected in	Collected in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	January 31,
	Amounts	2007	2008	2009
	(in thousands )
Fiscal Year 2007 Store Openings	$12,624	$6,023	$6,540	$61
Fiscal Year 2008 Store Openings	10,513	—	6,373	4,140

	$23,137	$6,023	$12,913	$4,201

The remaining balances of the landlord contributions to be collected by the Company for the stores opened and renovated in fiscal years 2007 and 2008 are primarily expected to be received in fiscal year 2009.
The Company expects inventories to increase in 2009 to support new store openings and to replenish certain core items that had higher than expected sales volumes in fiscal year 2008.
Off-Balance Sheet Arrangements— The Company has no off-balance sheet arrangements other than its operating lease agreements and one letter of credit outstanding under the Credit Agreement.
Disclosures about Contractual Obligations and Commercial Commitments
The Company’s principal commitments are non-cancelable operating leases in connection with its retail stores, certain tailoring spaces and equipment. Under the terms of certain of the retail store leases, the Company is required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of January 31, 2009:

	Payments Due by Fiscal Year (in thousands)
	2009	2010-2012	2013-2014	Beyond 2014	Total (e)
Operating leases (a) (b)	$55,711	$157,117	$80,660	$65,602	$359,090
Stand-by letter-of-credit (c)	400	—	—	—	400
Related Party Agreement (d)	825	1,650	—	—	2,475
License agreement	165	165	—	—	330

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to January 31, 2009. See Note 9 to the Consolidated Financial Statements.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Related to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives (see also Note 13 in the Consolidated Financial Statements).

(e)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At fiscal year-end 2008, the Company was not a party to any derivative financial instruments. In addition, the Company does not believe it is materially at risk for changes in market interest rates or foreign currency fluctuations. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. In addition, the Company invests its excess cash in short-term investments, primarily treasury bills and overnight federally-sponsored agency notes, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.7 million in fiscal year 2008.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to pages F-1 to F-21 of this Annual Report on Form 10-K, which are incorporated herein by reference.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 31, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.
Management’s Annual Report on Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 31, 2009, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control- Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.
Changes in Internal Control over Financial Reporting— There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 of the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.:
Hampstead, Maryland
We have audited the internal control over financial reporting of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 31, 2009, of the Company and our report dated April 8, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Baltimore, Maryland April 8, 2009

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The disclosure required under Item 10, other than the following information concerning the Company’s code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Proposal One — Election of Directors,” “ Executive Compensation and Related Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” if filed by June 1, 2009 (the first business day following 120 days from the close of fiscal year-end 2008) or (b) filing an amendment to this Form 10-K which contains the required information by June 1, 2009.
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
Item 11. EXECUTIVE COMPENSATION
The disclosure required under Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” if filed by June 1, 2009 or (b) filing an amendment to this Form 10-K which contains the required information by June 1, 2009.
In April 2009, the Company’s Compensation Committee determined the amount payable to the Company’s executive officers earned under the non-equity incentive plan adopted for fiscal year 2008. The amounts under this plan are as follows: R. Neal Black, President and Chief Executive Officer — $373,750; Robert B. Hensley, Executive Vice President for Human Resources, Real Estate and Loss Prevention — $308,750; David E. Ullman, Executive Vice President and Chief Financial Officer — $292,500; Gary Merry, Executive Vice President for Store and Catalog Operations - $230,750; and James W. Thorne, Executive Vice President for Merchandising and Chief Merchandising Officer — $150,000.
In addition, in April 2009 the Company’s Compensation Committee determined, that as a result of the Company’s strong financial performance in fiscal year 2008 despite a downturn in the general United States economy, it was appropriate to reward the Company’s executive officers with discretionary bonuses for fiscal year 2008. The amounts awarded are as follows: Mr. Black - $50,000; Mr. Hensley — $25,000; Mr. Ullman — $25,000; Mr. Merry — $20,000; and Mr. Thorne - $15,000.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure required under Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” if filed by June 1, 2009 or (b) filing an amendment to this Form 10-K which contains the required information by June 1, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure required under Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Transactions with Related Persons” and “Proposal One — Election of Directors” if filed by June 1, 2009 or (b) filing an amendment to this Form 10-K which contains the required information by June 1, 2009.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure required under Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the section entitled “Proposal Two — Ratification of Registered Public Accounting Firm” if filed by June 1, 2009 or (b) filing an amendment to this Form 10-K which contains the required information by June 1, 2009.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:
(a) (2) List of Financial Statement Schedules
All required information is included within the Consolidated Financial Statements and the notes thereto.
(a) (3) List of Exhibits

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(13)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(7)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(14)

4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(15)

4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(15)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†

10.2	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(8)

10.2(a)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(11)

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†

10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(16)†

10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(19)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(10)†

10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(19)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†

10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(16)†

10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(19)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†

10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†

10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†

10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(16)†

10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(19)†

10.9	—	Employment Agreement, dated as of September 9, 2008, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(18)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†

10.10(a)	—	Written description of 2008 base salary for Jerry DeBoer.*(16)†

10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.*(17)†

10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(19)†

10.12	—	2002 Long-Term Incentive Plan.*(6)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(9)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2006, by and between Joseph A. Bank Mfg. Co., Inc. and UNITE HERE MID-ATLANTIC REGIONAL JOINT BOARD.*(12)†

21.1	—	Company subsidiaries.*(10)

23.1	—	Consent of Deloitte & Touche LLP.*(19)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(19)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(19)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(19)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(19)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.

*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.

*(7)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

*(9)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(10)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

*(11)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(12)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(13)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.

*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.

*(15)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.

*(16)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.

*(19)	—	Filed herewith

†	—	Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc:
Hampstead, Maryland
We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended January 31, 2009 (“fiscal year 2008”), for the year ended February 2, 2008 (“fiscal year 2007”), and for the year ended February 3, 2007 (“fiscal year 2006”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such fiscal year 2008, fiscal year 2007, and fiscal year 2006 consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Baltimore, Maryland
April 8, 2009

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 2, 2008 AND JANUARY 31, 2009
(In Thousands, Except Share Information)

	February 2, 2008	January 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,082	$122,875
Accounts receivable, net	5,855	7,404
Inventories	206,825	209,242
Prepaid expenses and other current assets	18,593	17,776

Total current assets	313,355	357,297
NONCURRENT ASSETS:
Property, plant and equipment, net	126,235	133,588
Other noncurrent assets	508	481

Total assets	$440,098	$491,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,383	$29,774
Accrued expenses	72,150	74,792
Deferred tax liability	6,688	6,604

Total current liabilities	126,221	111,170
NONCURRENT LIABILITIES:
Long-term debt	—	—
Deferred rent	50,185	54,743
Noncurrent deferred tax liability	1,210	2,605
Other noncurrent liabilities	1,317	1,035

Total liabilities	178,933	169,553

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 45,000,000 shares authorized, 18,179,371 issued and outstanding at February 2, 2008 and 18,290,977 issued and outstanding at January 31, 2009	181	182
Additional paid-in capital	80,791	82,951
Retained earnings	180,260	238,668
Accumulated other comprehensive (losses) gains	(67)	12

Total stockholders’ equity	261,165	321,813

Total liabilities and stockholders’ equity	$440,098	$491,366

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 3, 2007, FEBRUARY 2, 2008 AND JANUARY 31, 2009
(In Thousands, Except Per Share Information)

	Fiscal Year
	2006	2007	2008
NET SALES	$546,385	$604,010	$695,908
Cost of goods sold	207,947	225,364	264,954

GROSS PROFIT	338,438	378,646	430,954

OPERATING EXPENSES:
Sales and marketing	212,890	242,655	277,354
General and administrative	52,453	53,240	58,111

Total operating expenses	265,343	295,895	335,465

OPERATING INCOME	73,095	82,751	95,489
OTHER INCOME (EXPENSE):
Interest income	461	1,937	856
Interest expense	(1,399)	(355)	(379)

Total other income (expense)	(938)	1,582	477

Income before provision for income taxes	72,157	84,333	95,966
Provision for income taxes	28,935	34,165	37,558

NET INCOME	$43,222	$50,168	$58,408

EARNINGS PER SHARE
Net income:
Basic	$2.40	$2.77	$3.21
Diluted	$2.36	$2.72	$3.17
Weighted average shares outstanding:
Basic	17,981	18,128	18,214
Diluted	18,342	18,420	18,445
The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 3, 2007, FEBRUARY 2, 2008 AND JANUARY 31, 2009
(In Thousands, Except Share Information)

						Accumulated
			Additional			other	Total
	Shares of	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	common stock	stock	capital	earnings	stock	(losses) gains	equity

BALANCE, JANUARY 28, 2006	17,283,804	$173	$66,757	$86,870	$—	$—	$153,800

Net income	—	—	—	43,222	—	—	43,222
Adjustment to minimum pension liability, net of tax effect of $4	—	—	—	—	—	6	6

Comprehensive income							43,228
Adjustment to initially apply FAS No. 158, net of tax benefit of $95	—	—	—	—	—	(145)	(145)
Issuance of common stock pursuant to Incentive Option Plan	756,022	7	7,397	—	—	—	7,404
Income tax benefit from exercise of non-qualified stock options	—	—	3,947	—	—	—	3,947

BALANCE, FEBRUARY 3, 2007	18,039,826	180	78,101	130,092	—	(139)	208,234

Net income	—	—	—	50,168	—	—	50,168
Adjustment to minimum pension liability, net of tax effect of $47	—	—	—	—	—	72	72

Comprehensive income							50,240
Issuance of common stock pursuant to Incentive Option Plan	139,545	1	1,868	—	—	—	1,869
Income tax benefit from exercise of non-qualified stock options	—	—	822	—	—	—	822

BALANCE, FEBRUARY 2, 2008	18,179,371	181	80,791	180,260	—	(67)	261,165

Net income	—	—	—	58,408	—	—	58,408
Adjustment to minimum pension liability, net of tax effect of $50	—	—	—	—	—	79	79

Comprehensive income							58,487
Issuance of common stock pursuant to Incentive Option Plan	111,606	1	1,535	—	—	—	1,536
Income tax benefit from exercise of non-qualified stock options	—	—	625	—	—	—	625

BALANCE, JANUARY 31, 2009	18,290,977	$182	$82,951	$238,668	$—	$12	$321,813

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 3, 2007, FEBRUARY 2, 2008 AND JANUARY 31, 2009
(In Thousands)

	Fiscal Year
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,222	$50,168	$58,408
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) deferred taxes	(2,603)	(3,150)	1,311
Depreciation and amortization	15,809	18,477	20,609
Loss on disposition of assets	34	281	279
Asset impairment charges	—	833	1,240
Non-cash recognition of state grant	—	(485)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,262	(662)	(1,549)
Increase in inventories	(6,829)	(23,354)	(2,417)
Increase (decrease) in prepaid expenses and other assets	(5,708)	(10)	817
Decrease in non-current assets	31	27	27
Increase (decrease) in accounts payable	(995)	5,700	(17,609)
Increase in accrued expenses	10,490	7,602	8,018
Increase in deferred rent	7,046	8,132	4,558
Increase (decrease) in other noncurrent liabilities	(848)	153	(152)

Net cash provided by operating activities	60,911	63,712	73,540

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(31,141)	(27,696)	(35,105)
Proceeds from disposal of assets	—	295	197

Net cash used for investing activities	(31,141)	(27,401)	(34,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	90,135	—	—
Repayment of borrowings under revolving loan agreement	(90,135)	—	—
Proceeds from long-term debt	400	—	—
Repayment of other long-term debt	(5,785)	—	—
Income tax benefit from exercise of non-qualified stock options	3,947	822	625
Proceeds from issuance of common stock	7,404	1,869	1,536

Net cash provided by financing activities	5,966	2,691	2,161

Net increase in cash and cash equivalents	35,736	39,002	40,793
CASH AND CASH EQUIVALENTS, beginning of year	7,344	43,080	82,082

CASH AND CASH EQUIVALENTS, end of year	$43,080	$82,082	$122,875

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business—Jos. A. Bank Clothiers, Inc. is a nationwide retailer of classic men’s clothing through conventional retail stores, catalog and Internet direct marketing and franchisees.
Principles of Consolidation—The consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday closest to January 31. The fiscal years ended February 2, 2008 (fiscal year 2007) and January 31, 2009 (fiscal year 2008) each contained fifty-two weeks, while the fiscal year ended February 3, 2007 (fiscal year 2006) contained fifty-three weeks.
Seasonality—The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2006, 2007 and 2008, the Company generated approximately 36%, 35% and 36%, respectively, of its annual net sales and approximately 58%, 53% and 52%, respectively, of its annual net income.
Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information. However, actual results could and probably will differ from those estimates. Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates related to the liability for health care costs, estimates related to legal contingencies and estimates related to the realizability of deferred tax assets.
Cash and Cash Equivalents— Cash and cash equivalents totaled $82.1 million and $122.9 million at fiscal year-end 2007 and fiscal year-end 2008, respectively, and include overnight investments and other short-term investments with maturities of 90 days or less at the date of acquisition. At fiscal year-end 2008, substantially all of the cash and cash equivalents were invested in U.S. Treasury Bills. Due to the short-term maturities of these instruments, their market values approximate their carrying costs.

Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal Year
	2006	2007	2008
Interest paid	$1,422	$318	$325
Income taxes paid	$25,318	$35,581	$38,630
Inventories— The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The Company capitalizes into inventory certain warehousing and freight delivery costs associated with shipping its merchandise to the point of sale. The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected sales of each product. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.
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
Landlord Contributions—Landlord contributions are accounted for as an increase to deferred rent and as an increase to prepaid and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid and other current assets account. The collection of landlord contributions is presented in the Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the life of the lease in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense. The amortization of deferred rent recognized in the Consolidated Statements of Income were $4.9 million, $6.1 million and $7.0 million in fiscal years 2006, 2007 and 2008, respectively.
Catalog— Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with Statement of Position No. 93-7, “Reporting on Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order from a particular catalog, which is typically four months. The benefit period is based on historical ordering patterns. At fiscal year-end 2007 and fiscal year-end 2008, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.7 million and $1.3 million, respectively.
Marketing Expenses—Marketing expenses consist of advertising, display, list rental and Internet costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $32.9 million, $38.8 million and $45.1 million in fiscal years 2006, 2007 and 2008, respectively. These amounts exclude catalog production costs of approximately $6.2 million, $6.0 million and $5.9 million for fiscal years 2006, 2007 and 2008, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.

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
The Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2006, 2007 and 2008 was approximately $15.8 million, $18.5 million and $20.6 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.
Other Noncurrent Assets—Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method. Amortization expense was $0.1 million for each of fiscal years 2006, 2007 and 2008.
Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is based on the discounted cash flows. During fiscal years 2006, 2007 and 2008, the Company recognized impairment charges of $0, $0.8 million and $1.2 million, respectively, relating to several stores within its Stores segment which was included in “Sales and marketing” in the Consolidated Statements of Income. These stores were impaired as our reviews indicated their carrying values exceeded their estimated fair values.
Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The Company had no debt at fiscal year-end 2007 and 2008.
Net Sales—In the Company’s Stores segment, net sales are recognized at the point-of-sale. In the Company’s Direct Marketing segment, sales are recognized when products are shipped to the customer. The Company presents sales net of sales tax in the accompanying Consolidated Statements of Income. The Company provides for sales returns based on estimated returns in future periods. The sales return reserves for fiscal years 2006, 2007 and 2008 were $0.5 million, $0.6 million and $1.0 million, respectively, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
Classification of Expenses—Cost of goods sold primarily includes the cost of merchandise, the cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Sales and marketing expenses consist primarily of full-line store, outlet store and direct marketing occupancy, payroll, selling and other variable costs and total Company advertising and marketing expenses. General and administrative expenses consist primarily of corporate and distribution center costs.
Lease Accounting—Most lease agreements provide for monthly rent payments that may change over the lease term. For leases whereby rent payments can be reasonably estimated, rent expense is recorded on a straight-line basis over a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) and the excess of expense over cash amounts paid are included in “deferred rent” in the accompanying Consolidated Balance Sheets. For lease agreements with monthly rent payments that cannot be estimated, rent expense is recorded as incurred. Any rent concessions, including landlord contributions, are amortized over the lease term. The term of the lease begins on the date the Company has the right to control the use of the leased property, generally approximately six to nine weeks prior to opening the store.

Store Opening Costs—Costs incurred in connection with initial promotion and other start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.
Income Taxes—Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.
The Company accounts for uncertainties in income taxes pursuant to Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements under SFAS 109. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to FIN 48 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Conpany reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Consolidated Statement of Income.
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

	Fiscal Year
	2006	2007	2008
Weighted average shares outstanding for basic EPS	17,981	18,128	18,214
Dilutive effect of stock options	361	292	231

Weighted average shares outstanding for diluted EPS	18,342	18,420	18,445

The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company were included in the computation of diluted net income per share in all years presented. For fiscal years 2006 and 2007, there were no stock options that were antidilutive. For fiscal year 2008 there were 12,500 options that were anti-dilutive which were excluded from the calculation of diluted shares.
Performance-Based Incentive Plans—Performance-based incentive plans provide annual cash incentive compensation to certain employees based upon, among other things, the attainment of certain annual earnings and performance goals. At each interim quarter-end, the Company estimates the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments and records incentive compensation accordingly, based on the projected annual incentive payments.
Healthcare Costs—Healthcare claims for eligible participating employees are self-insured by the Company, subject to certain deductibles and limitations per incident where third party insurance provides “stop loss” coverage. The liability for healthcare costs includes an estimate for claims incurred but not reported. In estimating this liability, we consider historical claims experience and the timing of the submission of expected claims.
Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective beginning in fiscal year 2008, except as it relates to nonfinancial assets and liabilities, for which the statement is effective for fiscal year 2009. With respect to financial assets and liabilities, this statement did not have an impact on the Company’s consolidated financial statements. With respect to its nonfinancial assets and liabilities, the Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 and provides an example of determining fair value when the market for a financial asset is not active. FSP 157-3 was effective for the Company upon issuance and did not have an impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 became effective beginning in fiscal year 2008. The Company adopted SFAS 159 on February 3, 2008 and elected not to apply fair value accounting on its existing financial assets and liabilities. Therefore, this statement did not have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161, is effective for the first quarter of fiscal year 2009 and is not expected to have an impact on the Company’s consolidated financial statements.
2. INVENTORIES:
Inventories as of February 2, 2008 and January 31, 2009, consist of the following:

	February 2, 2008	January 31, 2009
Finished goods, net	$196,547	$199,886
Raw materials	10,278	9,356

Total inventories, net	$206,825	$209,242

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets as of February 2, 2008 and January 31, 2009, consist of the following:

	February 2, 2008	January 31, 2009
Landlord contributions receivable	$7,153	$4,201
Prepaid rents	3,898	4,351
Prepaid expenses and other current assets	7,542	9,224

Total prepaid expenses and other current assets, net	$18,593	$17,776

4. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment as of February 2, 2008 and January 31, 2009, consist of the following:

	February 2, 2008	January 31, 2009
Land	$349	$1,819
Buildings and improvements	11,957	14,608
Leasehold improvements	110,321	119,848
Furniture and fixtures	66,733	74,077
Equipment and other	37,201	41,498

	226,561	251,850
Less: accumulated depreciation and amortization	(100,326)	(118,262)

Property, plant and equipment, net	$126,235	$133,588

As of February 2, 2008 and January 31, 2009, included in the amounts shown above are $7.7 million and $2.3 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective year-ends. These amounts are excluded from payments for capital expenditures and changes in accrued expenses in the accompanying Consolidated Statements of Cash Flows.
5. ACCRUED EXPENSES:
Accrued expenses as of February 2, 2008 and January 31, 2009, consist of the following:

	February 2, 2008	January 31, 2009
Accrued compensation and benefits	$16,701	$18,018
Gift cards and certificates payable	11,516	11,538
Accrued property, plant and equipment	7,717	2,289
Accrued federal and state income tax	14,118	11,116
Current portion of lease obligations	7,344	8,265
Accrued advertising expenses	1,881	7,156
Other accrued expenses	12,873	16,410

Total	$72,150	$74,792

Other accrued expenses consist primarily of liabilities related to: accrued franchise, sales and property taxes; customer deposits and other accrued costs.

6. LONG-TERM DEBT AND CREDIT AGREEMENT:
The Company had no long-term or short-term debt outstanding as of February 2, 2008 or January 31, 2009.
Pursuant to an Amended and Restated Credit Agreement (the “Credit Agreement”), the Company maintains a credit facility with a maturity date of April 30, 2010. The current maximum revolving amount available under the Credit Agreement is $100 million. Borrowings are limited by a formula which considers inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the amount which the Company is entitled to borrow, from time to time, under the Credit Agreement, after giving effect to all then outstanding obligations and other limitations (“Excess Availability”). Aggregate borrowings are secured by substantially all assets of the Company with the exception of the Company-owned real estate located in Hampstead, Maryland.
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At January 31, 2009 and February 2, 2008, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million.
7. INCOME TAXES:
The provision for income taxes consisted of the following:

	Fiscal Year
	2006	2007	2008
Federal:
Current	$26,074	$31,038	$30,222
Deferred	(2,214)	(2,427)	1,441
State:
Current	5,372	6,002	6,193
Deferred	(297)	(448)	(298)

Provision for income taxes	$28,935	$34,165	$37,558

Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2006, 2007 and 2008 to income before provision for income taxes as follows:

	Fiscal Year
	2006	2007	2008
Computed federal tax provision at statutory rates	$25,255	$29,517	$33,588
State income taxes, net of federal income tax effect	3,298	3,610	3,832
Non-deductible compensation	957	1,016	—
Change in tax reserves	(681)	(108)	45
Other, net	106	130	93

Provision for income taxes	$28,935	$34,165	$37,558

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of February 2, 2008 and January 31, 2009 are as follows:

	February 2, 2008	January 31, 2009
Deferred tax assets:
Current accrued liabilities and other	$3,421	$4,604
Noncurrent lease obligations	22,710	20,684
Noncurrent accrued liabilities and other	377	473

	26,508	25,761

Deferred tax liabilities:
Current inventories	(8,790)	(9,647)
Current prepaid expenses and other current assets	(1,319)	(1,561)
Noncurrent property, plant and equipment	(24,297)	(23,762)

	(34,406)	(34,970)

Net deferred tax liability	$(7,898)	$(9,209)

The following table summarizes the activity related to our unrecognized tax benefits and related accrued interest and penalties for fiscal years 2007 and 2008:

	Fiscal Year
	2007	2008
Balance at February 2, 2008	$817	$709
Increases related to prior year tax positions	190	421
Expiration of the statue of limitations for the assessment of taxes	(298)	(376)

Balance at January 31, 2009	$709	$754

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at February 2, 2008 and January 31, 2009.
The fiscal year 2008 effective income tax rate decreased to 39.1%, as compared with 40.5% in fiscal year 2007. The effective rate was favorably impacted by the Company’s leadership succession plan, approved during the third quarter, which enabled the Company to fully deduct all employee compensation expense incurred by the Company in fiscal year 2008. In fiscal year 2007, a portion of the employee compensation expense deduction was limited under IRC 162(m). The benefit of this change was approximately $1.2 million of lower tax expense.
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

8. BENEFIT PLANS
Defined Benefit Pension & Post-Retirement Plans—The Company maintains a noncontributory defined benefit pension plan and a post-retirement benefit plan which cover certain union and nonunion employees. The annual contributions for the pension plan are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Company does not pre-fund the benefits for the post-retirement benefit plan. The plans provide for eligible employees to receive benefits based principally on years of service with the Company. The Company records the expected cost of these benefits as expense during the years that employees render service.
The Company accounts for these plans under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans, including any unrecognized prior service costs, transition obligations or actuarial gains/losses, as an asset or liability in its balance sheet. In addition, this statement requires companies to measure plan assets and obligations at the date of the Company’s year-end, regardless of the plan’s year-end date, with limited exceptions. Previously, the Company’s measurement date of plan assets and obligations was December 31, which was consistent with the plan’s year-end and was permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Effective for the year-ended February 2, 2008, the Company adopted this required provision and changed its measurement date to its fiscal year-end date.
The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at February 2, 2008 and January 31, 2009:

	Pension Benefits		Postretirement Benefits
	Fiscal Year		Fiscal Year
	2007	2008	2007	2008
Accumulated benefit obligation	$667	$792	$492	$111
Fair value of plan assets	670	819	—	—

Funded status	3	27	(492)	(111)

Accrued (prepaid) benefit cost recognized in the balance sheets	$(3)	$(27)	$492	$111

Weighted-average discount rate assumption used to determine benefit obligations as of February 2, 2008 and January 31, 2009 (the dates of the latest actuarial calculations) was 5.75% and 6.25%, respectively. Weighted-average assumptions used to determine net cost included a discount rate of 6.0% for fiscal years 2006 and 2007 and a discount rate of 5.75% for fiscal year 2008 and a return on plan assets assumption of 8.0% for all three years.

Plan assets of the Company’s pension benefits as of February 2, 2008 and January 31, 2009 consisted primarily of balanced mutual funds and short-term investment funds.
Pension expense recognized in the Company’s statements of income was $0.1 million for each of fiscal years 2006, 2007 and 2008. The Company contributed $0.1 million and $0.3 million in fiscal year 2007 and fiscal year 2008, respectively, to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal year 2009 to the pension plan.
Profit Sharing Plan— The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate on the first day of the month following 3 months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary. Amounts expensed by the Company related to the plan were approximately $0.6 million for each of fiscal years 2006, 2007 and 2008.
Deferred Compensation Plan— The Company also maintains a non-qualified deferred compensation plan for certain executives. All assets of the plan are fully subject to the Company’s creditors. There were no matching contributions by the Company in any of fiscal years 2006, 2007 or 2008, although contributions were made by certain executives. Included in the Company’s Consolidated Balance Sheets, within “Prepaid expenses and other current assets” and “Accrued Expenses”, are separate amounts of an equal asset and liability of $1.3 million at fiscal year-end 2007 and $1.1 million at fiscal year-end 2008.
9. COMMITMENTS AND CONTINGENCIES:
On July 24, 2006, a lawsuit was filed against the Company and Robert N. Wildrick (then the Company’s Chief Executive Officer and now its Chairman of the Board) in the United States District Court for the District of Maryland by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Class Action”). On August 3, 2006, a lawsuit substantially similar to the Class Action was filed in the United States District Court for the District of Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Class Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Class Action and the Tewas Trust Action were consolidated under the Class Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.
Massachusetts Laborers’ Annuity Fund has been appointed the lead plaintiff in the Class Action and has filed a Consolidated Class Action Complaint. R. Neal Black (then the Company’s President and now its President and Chief Executive Officer) and David E. Ullman (the Company’s Executive Vice President and Chief Financial Officer) have been added as defendants. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action seeks unspecified damages, costs, and attorneys’ fees. The Company’s Motion to Dismiss the Class Action was not granted. The Company intends to defend vigorously the Class Action.
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
By letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (“NCRS’) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action. The Company asked that the demand be withdrawn or held in abeyance until the SLC reported on its investigation. On January 3, 2008, NCRS filed in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) a Verified Complaint against the Company seeking to compel an inspection of the Company’s books and records. On February 12, 2009, the Court granted the Company’s Motion for Summary Judgment and dismissed the Verified Complaint. NCRS has appealed. The Company intends to vigorously contest the appeal.
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
Employment Agreements and Performance-Based Incentive Compensation—The Company has employment agreements with certain of its executives expiring in January 2011, with aggregated base compensation of $5.3 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, the Company has severance obligations to these and certain other executives aggregating up to approximately $4.0 million, not including annual adjustments. These executives are also eligible for additional performance-based incentive payments. In addition, other employees are eligible for incentive-based incentive payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. Performance-based incentive compensation expense for all eligible employees was approximately $6.5 million in fiscal year 2006, $6.3 million in fiscal year 2007 and $7.8 million in fiscal year 2008.
Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases. The Company has a buy-out option with respect to certain leased transportation equipment. If exercised, the purchase price would be approximately $20 million, plus applicable taxes.

Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2008, were as follows:

Fiscal Year	Amount
2009	$55,129
2010	53,871
2011	51,880
2012	48,879
2013	44,100
Thereafter	96,511

Total	$350,370

The minimum rentals above do not include additional payments for contingent percentage rent which is typically based on sales, deferred rent amortization, insurance, property taxes, utilities and maintenance costs that may be due as provided for in the leases.
Total minimum rental expense for operating leases was approximately $40.1 million, $44.1 million and $50.1 million for fiscal years 2006, 2007 and 2008, respectively. Contingent rent expense in fiscal years 2006, 2007 and 2008, which was based on a percentage of net sales at the applicable properties, was approximately $1.7 million, $2.1 million and $2.1 million, respectively.
As of fiscal year-end 2008, the Company has also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements were $0.6 million in fiscal year 2009, $0.8 million in fiscal year 2010, $0.8 million in fiscal year 2011, $0.8 million in fiscal year 2012, $0.8 million in fiscal year 2013 and $4.9 million thereafter.
Inventories—The Company ordinarily places orders for the purchases of inventory at least one to two seasons in advance. Approximately 11% of the total product purchases (including piece goods) in fiscal year 2008 were sourced from United States suppliers, and approximately 89% were sourced from suppliers in other countries. In fiscal year 2008, approximately 41% of the total product purchases were from suppliers in China (including 18% from Hong Kong) and 22% in Mexico. In fiscal year 2008, the Company purchased approximately 42% of its finished product through an agent who sources the products from various vendors, including those described above. No other country represented more than 8% of total product purchases in fiscal year 2008. These percentages reflect the countries where the suppliers are domiciled, which may not always be where the products are actually manufactured. The Company purchases the raw materials for approximately 9% of its finished products. Five vendors accounted for over 82% of the raw materials purchased directly by the Company in fiscal year 2008. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.
Other—The Company has a consulting agreement with its current Chairman of the Board to consult on matters of strategic planning and initiatives commencing February 1, 2009 at a fee of $0.8 million per year for a period of three years. The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name. The agreement expires in January 2011. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2006, 2007 and 2008 and is expected to be $0.2 million for each of fiscal years 2009 and 2010.
10. INCENTIVE STOCK OPTION PLAN:
Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined, for issuance of up to 2,238 shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of January 29, 2005 (“fiscal year 2004”). On September 14, 1999, the Company adopted an Incentive Plan (“the 1999 Plan”) which provides for the issuance of up to 1,406 shares of common stock in the aggregate, of which all had been granted as of the end of fiscal year 2004. In March 2002, the Company adopted an Incentive Plan (the “2002 Plan” and together with the 1994 Plan and the 1999 Plan, the “Plans”) which provides for issuance of up to 937 shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of the end of fiscal year 2005. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options generally expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the Plans were fully vested as of the end of fiscal year 2005.

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
Changes in options outstanding were as follows (shares in thousands):

	Fiscal Year 2006		Fiscal Year 2007		Fiscal Year 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,334	$10.34	578	$11.06	439	$10.32
Granted	—	$—	—	$—	—	$—
Exercised	(756)	$9.79	(139)	$13.39	(112)	$13.75
Canceled	—	$—	—	$—	—	$—

Outstanding at end of year	578	$11.06	439	$10.32	327	$9.15

SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), became effective for the Company beginning in fiscal year 2006 and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. All stock options were fully vested prior to fiscal year 2006 and no stock-based compensation has been awarded since the statement became effective.
SFAS 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. For fiscal years 2006, 2007 and 2008, tax benefits realized from stock option exercises totaled $3.9 million $0.8 million and $0.6 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of January 31, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Number	Life	Price	Number	Price
Range of Exercise Prices	Outstanding	per Share	per Share	Exercisable	per Share
$0 – $5.00	112	2.27	$3.38	112	$3.38
$5.01 – $10.00	158	4.10	$9.82	158	$9.82
$15.01 – $20.00	39	4.95	$16.97	39	$16.97
$20.01 – $25.00	18	5.67	$22.17	18	$22.17

Total	327	3.66	$9.15	327	$9.15

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
If any person becomes the beneficial owner of 20 percent or more of the Company’s outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more of the Company’s Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right’s then-current exercise price, units of the Company’s Series A Junior Participating Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights. The Company will generally be entitled to redeem the Rights at $0.01 per Right at any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the Final Expiration Date.

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
Segment data is presented in the following table:

		Direct
Fiscal Year 2006 (d)	Stores	Marketing	Other	Total
Net sales(a)	$479,305	$55,173	$11,907	$546,385
Depreciation and amortization	13,363	77	2,369	15,809
Operating income(b)	105,566	21,420	(53,891)	73,095
Capital expenditures(c)	29,021	41	2,079	31,141

		Direct
Fiscal Year 2007 (d)	Stores	Marketing	Other	Total
Net sales(a)	$530,648	$61,293	$12,069	$604,010
Depreciation and amortization	15,941	80	2,456	18,477
Operating income(b)	113,583	23,864	(54,696)	82,751
Capital expenditures(c)	26,243	31	1,422	27,696

		Direct
Fiscal Year 2008	Stores	Marketing	Other	Total
Net sales(a)	$623,095	$61,177	$11,636	$695,908
Depreciation and amortization	18,098	75	2,436	20,609
Operating income(b)	129,677	24,532	(58,720)	95,489
Capital expenditures(c)	33,669	36	1,400	35,105

(a)	Direct Marketing net sales represent catalog and Internet sales. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Operating income for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

(d)	The Company has revised this disclosure to allocate certain sales from the Direct Marketing segment to the Stores segment to make it consistent with the fiscal year 2008 presentation. The resulting increases in the Stores segment for fiscal year 2006 were $1.1 million and $0.4 million in sales and operating income, respectively, and for fiscal year 2007 were $2.3 million and $0.9 million in sales and operating income, respectively. These increases were offset by corresponding decreases in the Direct Marketing segment.
13. RELATED PARTY TRANSACTIONS:
In fiscal year 2008, the Company entered into a consulting agreement with its current Chairman of the Board to consult on matters of strategic planning and initiatives for a term of three years commencing February 1, 2009 at a fee of $0.8 million per year. The consulting agreement provides for the acceleration of payments due in connection with certain termination events. The consulting agreement was reviewed and approved by the Board of Directors.
14. QUARTERLY FINANCIAL INFORMATION (Unaudited):
Summarized quarterly financial information in fiscal years 2007 and 2008 as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
Fiscal Year 2007
Net sales	$129,533	$134,278	$131,304	$208,895	$604,010
Gross profit	81,080	83,747	83,625	130,194	378,646
Operating income	13,802	13,516	11,497	43,936	82,751
Net income	8,358	8,206	7,096	26,508	50,168
Diluted income per common share	$0.45	$0.44	$0.38	$1.45	$2.72

Fiscal Year 2008
Net sales	$145,404	$152,734	$149,274	$248,496	$695,908
Gross profit	90,980	95,238	94,294	150,442	430,954
Operating income	16,838	14,778	13,854	50,019	95,489
Net income	9,831	8,869	9,299	30,409	58,408
Diluted income per common share	$0.53	$0.48	$0.50	$1.66	$3.17

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 8, 2009

JOS. A. BANK CLOTHIERS, INC. (registrant)
By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF EXECUTIVE OFFICER
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. NEAL BLACK	Director, President and Chief Executive Officer (Principal Executive Officer)	April 8, 2009

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2009

/s/ ROBERT N. WILDRICK	Director, Chairman of the Board	April 8, 2009

/s/ ANDREW A. GIORDANO	Director, Chairman Emeritus and Lead Director	April 8, 2009

/s/ JAMES H. FERSTL	Director	April 8, 2009

/s/ GARY S. GLADSTEIN	Director	April 8, 2009

/s/ WILLIAM E. HERRON	Director	April 8, 2009

/s/ HENRY HOMES, III	Director	April 8, 2009

/s/ SIDNEY H. RITMAN	Director	April 8, 2009

Exhibits Index

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(13)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(7)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(14)

4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(15)

4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(15)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†

10.2	—	Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(8)

10.2(a)	—	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2004, by and among the Company, certain Lenders which are signatories thereto and Wells Fargo Retail Finance II, LLC, as agent for such Lenders.*(11)

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†

10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(16)†

10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(19)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(10)†

10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(19)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†

10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(16)†

10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(19)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†

10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†

10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†

10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(16)†

10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(19)†

10.9	—	Employment Agreement, dated as of September 9, 2008, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(18)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†

10.10(a)	—	Written description of 2008 base salary for Jerry DeBoer.*(16)†

10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.*(17)†

10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(19)†

10.12	—	2002 Long-Term Incentive Plan.*(6)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(9)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2006, by and between Joseph A. Bank Mfg. Co., Inc. and UNITE HERE MID-ATLANTIC REGIONAL JOINT BOARD.*(12)†

21.1	—	Company subsidiaries.*(10)

23.1	—	Consent of Deloitte & Touche LLP.*(19)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(19)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(19)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(19)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(19)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.

*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.

*(7)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

*(9)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(10)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

*(11)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(12)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(13)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.

*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.

*(15)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.

*(16)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.

*(19)	—	Filed herewith

†	—	Exhibit represents a management contract or compensatory plan or arrangement.