Form 10-Q
period 2009-05-02
BANK JOS A CLOTHIERS INC /DE/
filed 2009-06-02
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2009.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 28, 2009

Common Stock, $.01 par value	18,290,977

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	May 3, 2008	May 2, 2009

Net sales	$145,404	$161,925

Cost of goods sold	54,424	63,471

Gross Profit	90,980	98,454

Operating expenses:
Sales and marketing, including occupancy costs	60,935	64,945
General and administrative	13,207	14,660

Total operating expenses	74,142	79,605

Operating income	16,838	18,849

Other income (expense):
Interest income	303	69
Interest expense	(94)	(98)

Total other income (expense)	209	(29)

Income before provision for income taxes	17,047	18,820
Provision for income taxes	7,216	7,365

Net income	$9,831	$11,455

Earnings per share:
Net income per share:
Basic	$0.54	$0.63
Diluted	$0.53	$0.62
Weighted average shares outstanding:
Basic	18,184	18,291
Diluted	18,412	18,504
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	January 31, 2009	May 2, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,875	$111,983
Accounts receivable, net	7,404	9,567
Inventories:
Finished goods	199,886	202,218
Raw materials	9,356	7,850

Total inventories	209,242	210,068
Prepaid expenses and other current assets	17,776	16,857

Total current assets	357,297	348,475

NONCURRENT ASSETS:
Property, plant and equipment, net	133,588	132,945
Other noncurrent assets	481	463

Total assets	$491,366	$481,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,774	$25,959
Accrued expenses	74,792	58,118
Deferred tax liability — current	6,604	6,752

Total current liabilities	111,170	90,829

NONCURRENT LIABILITIES:
Deferred rent	54,743	54,130
Deferred tax liability — noncurrent	2,605	2,649
Other noncurrent liabilities	1,035	1,007

Total liabilities	169,553	148,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	182	182
Additional paid-in capital	82,951	82,951
Retained earnings	238,668	250,123
Accumulated other comprehensive gains	12	12

Total stockholders’ equity	321,813	333,268

Total liabilities and stockholders’ equity	$491,366	$481,883

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	May 3, 2008	May 2, 2009
Cash flows from operating activities:
Net income	$9,831	$11,455
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,910	5,433
Loss on disposals of property, plant and equipment	36	36
Increase in deferred taxes	540	192
Net increase in operating working capital and other components	(36,010)	(23,066)

Net cash used in operating activities	(20,693)	(5,950)

Cash flows from investing activities:
Capital expenditures	(7,949)	(4,942)
Proceeds from disposal of fixed assets	—	—

Net cash used in investing activities	(7,949)	(4,942)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	—
Net proceeds from exercise of stock options	119	—

Net cash provided by financing activities	119	—

Net decrease in cash and cash equivalents	(28,523)	(10,892)

Cash and cash equivalents — beginning of period	82,082	122,875

Cash and cash equivalents — end of period	$53,559	$111,983

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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2008.
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
Landlord Contributions — Landlord contributions are accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.

Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning in fiscal year 2008, except as it related to nonfinancial assets and liabilities, for which the statement became effective beginning in fiscal year 2009. This statement has not had a material impact on the Company’s consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning in fiscal year 2009 and has not had an impact on the Company’s consolidated financial statements.
3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	May 3, 2008	May 2, 2009

Increase in accounts receivable	$(7,057)	$(2,163)
Increase in inventories	(3,485)	(826)
(Increase) decrease in prepaids and other assets	(1,346)	937
Decrease in accounts payable	(9,237)	(3,815)
Decrease in accrued expenses and other liabilities	(16,133)	(16,558)
Increase (decrease) in deferrred rent and other noncurrent liabilities	1,248	(641)

Net increase in operating working capital and other components	$(36,010)	$(23,066)

Interest and income taxes paid were as follows:

	Three Months Ended
	May 3, 2008	May 2, 2009

Interest paid	$63	$92
Income taxes paid	$22,889	$19,490

4.	EARNINGS PER SHARE
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

	Three Months Ended
	May 3, 2008	May 2, 2009

Weighted average shares outstanding for basic EPS	18,184	18,291

Dilutive effect of common stock equivalents	228	213

Weighted average shares outstanding for diluted EPS	18,412	18,504

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were 12,500 options that were anti-dilutive for the quarter ended May 3, 2008, which were excluded from the calculation of diluted shares. For the quarter ended May 2, 2009, there were no anti-dilutive options.
5.	INCOME TAXES
Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.
The Company accounts for uncertainties in income taxes pursuant to Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements under SFAS 109. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to FIN 48 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Consolidated Statement of Income.

The effective income tax rate for the first quarter of fiscal year 2009 was 39.1% as compared with 42.3% in the first quarter of fiscal year 2008. The effective rate was higher in the first quarter of fiscal year 2008 primarily due to limitations in the deductibility of certain employee compensation under Internal Revenue Code (“IRC”) Section 162(m). Those limitations are not expected to apply to fiscal year 2009 as the Company anticipates that it will take the necessary actions to achieve deductibility for substantially all employee compensation for the fiscal year. The effective rate for the first quarter of fiscal year 2008 was also negatively impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in the third quarter of fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. For the years before fiscal year 2004, the majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities.
6.	SEGMENT REPORTING
The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding outlet stores. The Direct Marketing segment includes catalog call center and Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution. This basis excludes any allocation of “management company” costs, consisting primarily of general and administration costs (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes.
The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the Stores segment, a typical customer travels to the store and purchases men’s clothing and/or alterations and take their purchases with them. In the Direct Marketing segment, a typical customer receives a catalog in his or her home and/or office and/or visits our Internet web site and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following tables:
Three months ended May 2, 2009

	Stores	Direct Marketing	Other	Total

Net sales (a)	$143,771	$15,426	$2,728	$161,925
Depreciation and amortization	4,780	11	642	5,433
Operating income (loss) (b)	27,496	6,452	(15,099)	18,849
Capital expenditures (c)	3,978	664	300	4,942
Three months ended May 3, 2008 (d)

	Stores	Direct Marketing	Other	Total

Net sales (a)	$129,042	$13,767	$2,595	$145,404
Depreciation and amortization	4,282	20	608	4,910
Operating income (loss) (b)	25,034	5,782	(13,978)	16,838
Capital expenditures (c)	7,707	3	239	7,949

(a)	Direct Marketing net sales represent catalog and Internet sales. Net sales from segments below the quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Shipping costs to customers of approximately $1.6 million and $1.8 million for the first three months of fiscal years 2008 and 2009, respectively, which primarily related to the Direct Marketing segment, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

(d)	The Company has revised this disclosure to allocate certain sales from the Direct Marketing segment to the Stores segment to make it consistent with the fiscal year 2009 presentation. The resulting increases in the Stores segment for the first three months of fiscal year 2008 were $0.4 million and $0.2 million in sales and operating income, respectively. These increases were offset by corresponding decreases in the Direct Marketing segment.
7.	LEGAL MATTERS
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
The Company’s Motion to Dismiss the Derivative Action was granted on September 13, 2007. Among the reasons for dismissal was the failure of the plaintiff to demand that the Board of Directors pursue on behalf of the Company the claims alleged in the Derivative Action. By letter dated September 17, 2007 (the “Demand Letter”), Hutton, by and through his attorneys, made such demand. The Board appointed a Special Litigation Committee (the “SLC”) to investigate, and determine the position of the Company with respect to, all matters relating to the Demand Letter. The SLC, with the assistance of independent counsel, conducted an investigation into the claims presented in the Demand Letter. The SLC issued its findings in a “Report of the Special Litigation Committee of Jos. A. Bank Clothiers, Inc.”, dated February 7, 2008 (the “Report”). In the Report, the SLC concludes that, for a variety of reasons, “the institution of a lawsuit [as proposed in the Demand Letter] is neither appropriate nor in the best interest of the Company. First, and most important [among those reasons, the SLC found that] the proposed lawsuit is entirely without merit.” The Report has been delivered to Hutton’s attorneys.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal year 2008.
Overview — For the first quarter of fiscal year 2009, the Company’s net income was $11.5 million, as compared with net income of $9.8 million for the first quarter of fiscal year 2008. The Company earned $0.62 per diluted share in the first quarter of fiscal year 2009, as compared with $0.53 per diluted share in the first quarter of fiscal year 2008. As such, diluted earnings per share increased 17.0% as compared with the prior year period. The results of the first quarter of fiscal year 2009, as compared to the first quarter of fiscal year 2008, were primarily driven by:
• 11.4% increase in net sales, generated by the 11.4% increase in the Stores segment and the 12.1% increase in the Direct Marketing segment, with gross profit margins decreasing by 180 basis points;
• 4.3% increase in comparable store sales;
• a 180 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of advertising and marketing costs, occupancy costs and store payroll costs; and
• a maintained level of general and administrative costs as a percentage of sales as the Company was able to contain its costs during the quarter.
As of the end of the first quarter of fiscal year 2009, the Company had 463 stores, consisting of 444 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. The Company opened 3 stores in the first three months of fiscal year 2009. In the past five years, the Company has continued to increase its number of stores as infrastructure and performance have improved. As such, there were 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007 and 40 new stores opened in fiscal year 2008.
The Company expects to open approximately 10 to 15 stores in fiscal year 2009, including the 3 stores opened in the first three months of fiscal year 2009, as we believe there will be fewer suitable new sites. The Company previously believed that it could grow the chain to 600 stores by the end of Fiscal Year 2012. However, due to the recent changes in economic conditions, including but not limited to a lack of quality real estate opportunities, the Company is reevaluating the timing of its expansion program beyond fiscal year 2009.
Capital expenditures in fiscal year 2009 are expected to be approximately $18 to $20 million, primarily to fund the opening of approximately 10 to 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of the Company’s existing Internet infrastructure. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $2 to $3 million is expected to be reimbursed through landlord contributions.
The Company also expects inventories to increase in fiscal year 2009 to support new store openings and to replenish certain core items that had higher than expected sales volumes in fiscal year 2008.
Critical Accounting Policies and Estimates — In preparing the condensed consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2008.
Inventory. The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.

Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2008) are of classic traditional products that are on-going programs and that bear low risk of write-down. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. All product categories are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. The units sold below cost are sold in the Company’s outlet stores, through the Internet web site or on clearance at the retail stores, typically within 24 months of the Company’s purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.9 million and $1.4 million in fiscal year 2007 and fiscal year 2008, respectively. The Company reduces the carrying amount of its current inventory value for product in its inventory that may be sold below its cost. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, which is based on the discounted cash flows. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first quarter of fiscal year 2009 or the first quarter of fiscal year 2008.
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
Recently Issued Accounting Standards — In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning in fiscal year 2008, except as it related to nonfinancial assets and liabilities, for which the statement became effective beginning in fiscal year 2009. This statement has not had a material impact on the Company’s consolidated financial statements.
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning in fiscal year 2009 and has not had an impact on the Company’s consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Three Months Ended
	May 3, 2008	May 2, 2009

Net sales	100.0%	100.0%
Cost of goods sold	37.4	39.2
Gross profit	62.6	60.8
Sales and marketing expenses	41.9	40.1
General and administrative expenses	9.1	9.1
Total operating expenses	51.0	49.2
Operating income	11.6	11.6
Total other income	0.1	—
Income before provision for income taxes	11.7	11.6
Provision for income taxes	5.0	4.5

Net income	6.8%	7.1%

Net Sales — Net sales increased 11.4% to $161.9 million in the first quarter of fiscal year 2009, as compared with $145.4 million in the first quarter of fiscal year 2008. The sales increases were largely related to increases in Store sales of 11.4%, including a comparable store sales increase of 4.3% for the first quarter of fiscal year 2009. Comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months. The increase in comparable store sales was primarily driven by an increase in traffic (as measured by number of transactions) and an increase in items per transaction, partially offset by a decrease in average dollars per transaction. Direct Marketing sales increased 12.1% for the first quarter of fiscal year 2009, which was primarily driven by an increase in sales in the Internet channel, which represents the major portion of this reportable segment, partially offset by the continued decline of sales through the catalog call center. Of the major product categories, suits generated strong sales growth while other tailored clothing, sportswear and dress shirts declined during the quarter.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 3, 2008		May 2, 2009
		Square		Square
	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the period	422	1,935	460	2,091
Stores opened	6	26	3	13
Stores closed	—	—	—	—

Stores open at the end of the period	428	1,961	463	2,104

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $98.5 million or 60.8% of net sales in the first quarter of fiscal year 2009, as compared with $91.0 million or 62.6% of net sales in the first quarter of fiscal year 2008. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2008, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during the first quarter of fiscal year 2009, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity. These decreases were partially offset by lower freight costs in the first three months of fiscal year compared to the same period in fiscal year 2008. The Company expects to continue to be subject to gross profit risks in the future.
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
Sales and Marketing Expenses — Sales and marketing expenses increased to $64.9 million or 40.1% of sales in the first quarter of fiscal year 2009 from $60.9 million or 41.9% of sales in the first quarter of fiscal year 2008. Sales and marketing expenses consist primarily of a) Full-line store, outlet store and Direct Marketing occupancy, payroll, selling and other variable costs and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses for the first quarter of fiscal year 2009 relates primarily to the opening of 35 new stores, net of 2 stores closed, since the end of the first quarter of fiscal year 2008 and consists of a) $1.7 million related to additional occupancy costs, b) $1.8 million related to additional store employee compensation costs, c) $0.6 million related to additional other variable selling costs such as shipping costs to customers and credit card processing fees, partially offset by a decrease in advertising and marketing expenses of $0.1 million. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2009 as compared to fiscal year 2008, although possibly by a lower amount than recent years, primarily as a result of opening new stores (10 to 15 stores) in fiscal year 2009, the full year operation of the 40 stores that were opened during fiscal year 2008, an increase in advertising expenditures and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $14.7 million and $13.2 million for the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008, respectively. As a percent of net sales, G&A expenses were 9.1% for both the first three months of fiscal years 2008 and 2009. The increased dollar amount of expenses for the first quarter of fiscal year 2009 was due primarily to a) higher corporate compensation costs (which includes all company incentive compensation) and group medical costs of $0.7 million, combined, b) higher other corporate costs of $0.5 million, and c) higher distribution center costs of $0.3 million. Continued growth in the Stores and Direct Marketing segments may result in increases in G&A expenses in the future.

Other Income (Expense) — Other income (expense) for the first three months of fiscal year 2009 was less than $0.1 million of expense compared to $0.2 million of income for the same period in fiscal year 2008. The decrease was due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2008, partially offset by higher average cash and cash equivalents balances during the fiscal year 2009 period.
Income Taxes — The effective income tax rate for the first quarter of fiscal year 2009 was 39.1% as compared with 42.3% in the first quarter of fiscal year 2008. The effective rate was higher in the first quarter of fiscal year 2008 primarily due to limitations in the deductibility of certain employee compensation under Internal Revenue Code (“IRC”) Section 162(m). Those limitations are not expected to apply to fiscal year 2009 as the Company anticipates that it will take the necessary actions to achieve deductibility for substantially all employee compensation for the fiscal year. The effective rate for the first quarter of fiscal year 2008 was also negatively impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million.
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
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At May 2, 2009, January 31, 2009 and May 3, 2008, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. Additionally, the Company had no term debt at May 2, 2009, January 31, 2009 and May 3, 2008. The Company expects to negotiate an amendment to the Credit Agreement or a new credit agreement prior to the expiration of the existing facility. The Company may choose to reduce the maximum borrowing amount of this facility based on its current and projected cash needs and market conditions. However, the Company can make no assurance that a facility will be in place beyond April 30, 2010.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	May 3, 2008	May 2, 2009

Cash provided by (used in):
Operating activities	$(20,693)	$(5,950)
Investing activities	(7,949)	(4,942)
Financing activities	119	—

Net decrease in cash and cash equivalents	$(28,523)	$(10,892)

The Company’s cash balance was $112.0 million at May 2, 2009, as compared with $53.6 million at May 3, 2008. Cash was $122.9 million at the beginning of fiscal year 2009 and the significant changes through May 2, 2009 are discussed below.
Cash used in the Company’s operating activities of $6.0 million in the first three months of fiscal year 2009 was primarily impacted by an increase in operating working capital and other operating items of $23.1 million, partially offset by net income of $11.5 million and depreciation and amortization of $5.4 million. The increase in operating working capital and other operating items included a reduction in accrued expenses and accounts payable totaling $20.4 million related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2008, in addition to the timing of payments to vendors. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. In addition, the increase in operating working capital and other operating items included an increase in accounts receivable of $2.2 million due to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the first quarter of fiscal year 2009 as compared with the end of the fourth quarter of fiscal year 2008.
Cash used in investing activities in the first three months of fiscal year 2009 relates to payments for capital expenditures, as described below.
For fiscal year 2009, the Company expects to spend approximately $18 to $20 million on capital expenditures, primarily to fund the opening of approximately 10 to 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of its existing Internet infrastructure. The capital expenditures for fiscal year 2009 are planned to be lower than prior years due primarily to the reduced number of new stores planned. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $2 to $3 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $4.9 million on capital expenditures in the first quarter of fiscal year 2009 largely related to the three stores opened during the first quarter of the fiscal year in addition to expenditures related to the replacement of its existing Internet infrastructure and payments for various system initiatives. In addition, capital expenditures for the period include payments of property, plant and equipment additions accrued at year-end fiscal year 2008 related to stores opened in fiscal year 2008. For the stores opened and renovated in the first three months of fiscal year 2009, the Company negotiated approximately $1.1 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal years 2009 and 2008.

			Amounts
		Amounts	Collected
		Collected in	YTD in	Amounts
	Negotiated	Fiscal Year	Fiscal Year	Outstanding
	Amounts	2008	2009	May 2, 2009
	(in thousands)
Full Fiscal Year 2008 Store
Openings (40 Stores)	$10,513	$6,373	$2,938	$1,202
First Quarter Fiscal Year 2009 Store
Openings (3 Stores)	1,131	—	—	1,131

	$11,644	$6,373	$2,938	$2,333

The outstanding amounts of the landlord contributions for the stores opened and renovated in fiscal years 2008 and 2009 are primarily expected to be received in fiscal year 2009.
The Company expects inventories to increase in fiscal year 2009 to support new store openings and to replenish certain core items that had higher than expected sales volumes in fiscal year 2008.

Management believes that the Company’s cash from operations, existing cash and cash equivalents and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through at least the next 12 months.
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
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first quarter of fiscal year 2009.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2009	2010–2012	2013–2014	2014	Total (e)

Operating leases (a) (b)	$54,923	$158,409	$81,743	$65,826	$360,901
Stand-by letter-of-credit (c)	400	—	—	—	400
Related Party Agreement (d)	825	1,650	—	—	2,475
License agreement	165	165	—	—	330

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to May 2, 2009.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term (2009).

(d)	Related to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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
Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from its global supplier base, legal matters and other competitive factors. The identified risk factors and other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At May 2, 2009, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency. As a result, the Company may be affected by the value of the U.S. dollar against the currencies of its suppliers’ countries. A devaluation of the U.S. dollar against these foreign currencies could have a material adverse effect on our product costs and resulting gross profit. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. Further, the Company currently invests substantially all of its excess cash in short-term investments, primarily treasury bills and overnight federally-sponsored agency notes, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.7 million in fiscal year 2008.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 2, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of May 2, 2009.

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
The Company’s Motion to Dismiss the Derivative Action was granted on September 13, 2007. Among the reasons for dismissal was the failure of the plaintiff to demand that the Board of Directors pursue on behalf of the Company the claims alleged in the Derivative Action. By letter dated September 17, 2007 (the “Demand Letter”), Hutton, by and through his attorneys, made such demand. The Board appointed a Special Litigation Committee (the “SLC”) to investigate, and determine the position of the Company with respect to, all matters relating to the Demand Letter. The SLC, with the assistance of independent counsel, conducted an investigation into the claims presented in the Demand Letter. The SLC issued its findings in a “Report of the Special Litigation Committee of Jos. A. Bank Clothiers, Inc.”, dated February 7, 2008 (the “Report”). In the Report, the SLC concludes that, for a variety of reasons, “the institution of a lawsuit [as proposed in the Demand Letter] is neither appropriate nor in the best interest of the Company. First, and most important [among those reasons, the SLC found that] the proposed lawsuit is entirely without merit.” The Report has been delivered to Hutton’s attorneys.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2008.
Item 6. Exhibits
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 2, 2009	Jos. A. Bank Clothiers, Inc. (Registrant)
/s/ David E. Ullman
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.