Form 10-Q
period 2009-08-01
BANK JOS A CLOTHIERS INC /DE/
filed 2009-09-02
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2009.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 26, 2009
Common Stock, $.01 par value	18,290,977

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Index

Page No.

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Statements of Income — Three and Six Months ended August 2, 2008 and August 1, 2009	3

Condensed Consolidated Balance Sheets — as of January 31, 2009 and August 1, 2009	4

Condensed Consolidated Statements of Cash Flows — Six Months ended August 2, 2008 and August 1, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits	24

Signature	25

Exhibit Index	26

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009

Net sales	$152,734	$167,735	$298,138	$329,660

Cost of goods sold	57,496	64,558	111,920	128,029

Gross profit	95,238	103,177	186,218	201,631

Operating expenses:
Sales and marketing, including occupancy costs	66,629	67,684	127,564	132,629
General and administrative	13,831	14,811	27,038	29,471

Total operating expenses	80,460	82,495	154,602	162,100

Operating income	14,778	20,682	31,616	39,531

Other income (expense):
Interest income	321	92	624	161
Interest expense	(92)	(110)	(186)	(208)

Total other income (expense)	229	(18)	438	(47)

Income before provision for income taxes	15,007	20,664	32,054	39,484
Provision for income taxes	6,138	8,152	13,354	15,517

Net income	$8,869	$12,512	$18,700	$23,967

Per share information:
Earnings per share:
Basic	$0.49	$0.68	$1.03	$1.31
Diluted	$0.48	$0.68	$1.02	$1.29
Weighted average shares outstanding:
Basic	18,184	18,291	18,184	18,291
Diluted	18,427	18,520	18,420	18,512
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	January 31, 2009	August 1, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,875	$60,964
Short-term investments	—	64,879
Accounts receivable, net	7,404	7,020
Inventories:
Finished goods	199,886	212,357
Raw materials	9,356	13,689

Total inventories	209,242	226,046
Prepaid expenses and other current assets	17,776	14,486

Total current assets	357,297	373,395

NONCURRENT ASSETS:
Property, plant and equipment, net	133,588	128,646
Other noncurrent assets	481	448

Total assets	$491,366	$502,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,774	$34,291
Accrued expenses	74,792	58,082
Deferred tax liability — current	6,604	6,752

Total current liabilities	111,170	99,125

NONCURRENT LIABILITIES:
Deferred rent	54,743	53,647
Deferred tax liability — noncurrent	2,605	2,682
Other noncurrent liabilities	1,035	1,255

Total liabilities	169,553	156,709

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	182	182
Additional paid-in capital	82,951	82,951
Retained earnings	238,668	262,635
Accumulated other comprehensive income	12	12

Total stockholders’ equity	321,813	345,780

Total liabilities and stockholders’ equity	$491,366	$502,489

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	August 2, 2008	August 1, 2009

Cash flows from operating activities:
Net income	$18,700	$23,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,049	10,896
Loss on disposals of property, plant and equipment	201	66
Increase in deferred taxes	282	225
Net increase in operating working capital and other components	(28,940)	(24,773)

Net cash provided by operating activities	292	10,381

Cash flows from investing activities:
Capital expenditures	(18,136)	(7,413)
Proceeds from disposal of fixed assets	—	—
Purchases of short-term investments	—	(64,879)

Net cash used in investing activities	(18,136)	(72,292)

Cash flows from financing activities:
Net proceeds from exercise of stock options	119	—

Net cash provided by financing activities	119	—

Net decrease in cash and cash equivalents	(17,725)	(61,911)

Cash and cash equivalents — beginning of period	82,082	122,875

Cash and cash equivalents — end of period	$64,357	$60,964

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
The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the dates indicated and will be referred to herein by their fiscal year designations:

Fiscal year 2004	January 29, 2005
Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Each fiscal year noted above consisted of 52 weeks except fiscal year 2006, which consisted of 53 weeks.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2008.
2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At August 1, 2009, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities ranging from 7 to 90 days and overnight federally-sponsored agency notes. These investments are classified as held-to-maturity and due to the short-term maturities of the instruments, their market values approximate their carrying values.
Short-term Investments — Short-term investments consist of investments in securities with original maturities of more than 90 days but less than one year. At August 1, 2009, short-term investments consisted solely of U.S. Treasury bills with original maturities ranging from six to nine months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
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

Vendor Rebates — The Company receives credits from vendors in connection with inventory purchases. The credits are separately negotiated with each vendor. Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of the purchase price when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened. There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits. The credits described in a) above are recorded as a reduction to inventories in the Consolidated Balance Sheets as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened. In both cases, the credits are recognized as reductions to cost of goods sold as the products are sold.
Landlord Contributions — Landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
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

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Six Months Ended
	August 2, 2008	August 1, 2009

(Increase) decrease in accounts receivable	$(2,971)	$384
Increase in inventories	(12,712)	(16,804)
(Increase) decrease in prepaids and other assets	(772)	3,323
Increase (decrease) in accounts payable	(616)	4,517
Decrease in accrued expenses	(14,954)	(15,317)
Increase (decrease) in deferred rent and other noncurrent liabilities	3,085	(876)

Net increase in operating working capital and other components	$(28,940)	$(24,773)

Interest and income taxes paid were as follows:

	Six Months Ended
	August 2, 2008	August 1, 2009

Interest paid	$132	$155
Income taxes paid	$28,818	$25,946
4.	EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 1, 2009	August 2, 2008	August 1, 2009

Weighted average shares outstanding for basic EPS	18,184	18,291	18,184	18,291

Dilutive effect of common stock equivalents	243	229	236	221

Weighted average shares outstanding for diluted EPS	18,427	18,520	18,420	18,512

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were 12,500 options that were anti-dilutive for the six months ended August 2, 2008, which were excluded from the calculation of diluted shares. For the quarter and six months ended August 1, 2009 and the quarter ended August 2, 2008, there were no anti-dilutive options.

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
The effective income tax rate for the first six months of fiscal year 2009 was 39.3% as compared with 41.7% in the first six months of fiscal year 2008. The effective rate was higher in the first six months of fiscal year 2008 primarily due to limitations in the deductibility of certain employee compensation under Internal Revenue Code (“IRC”) Section 162(m). Those limitations are not expected to apply to fiscal year 2009 as the Company believes it has taken the necessary actions to achieve deductibility for substantially all employee compensation for the fiscal year. The effective rate for the first six months of fiscal year 2008 was also negatively impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in the third quarter of fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. The Company was notified by the IRS in August 2009 that it will be performing an examination of the Company’s tax returns for fiscal years 2007 and 2008 (when filed). For the years before fiscal year 2004, the majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities.
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

Segment data is presented in the following tables:
Three months ended August 1, 2009

	Stores	Direct Marketing	Other	Total

Net sales (a)	$151,040	$13,917	$2,778	$167,735
Depreciation and amortization	4,824	9	630	5,463
Operating income (loss) (b)	30,860	5,570	(15,748)	20,682
Capital expenditures (c)	1,922	182	367	2,471
Three months ended August 2, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$135,162	$14,909	$2,663	$152,734
Depreciation and amortization	4,512	20	607	5,139
Operating income (loss) (b)	22,870	5,779	(13,871)	14,778
Capital expenditures (c)	9,949	2	236	10,187
Six months ended August 1, 2009

	Stores	Direct Marketing	Other	Total

Net sales (a)	$294,811	$29,343	$5,506	$329,660
Depreciation and amortization	9,604	20	1,272	10,896
Operating income (loss) (b)	58,356	12,022	(30,847)	39,531
Capital expenditures (c)	5,900	846	667	7,413
Six months ended August 2, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$264,204	$28,676	$5,258	$298,138
Depreciation and amortization	8,794	40	1,215	10,049
Operating income (loss) (b)	47,814	11,651	(27,849)	31,616
Capital expenditures (c)	17,656	5	475	18,136

(a)	Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Total Company shipping costs to customers of approximately $2.0 million and $2.5 million for the second quarter of fiscal years 2008 and 2009, respectively, and approximately $3.7 million and $4.1 million for the first six months of fiscal years 2008 and 2009, respectively, which primarily related to the Direct Marketing segment, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include purchases of property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS
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

By letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (“NCRS”) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action. The Company asked that the demand be withdrawn or held in abeyance until the SLC reported on its investigation. On January 3, 2008, NCRS filed in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) a Verified Complaint against the Company seeking to compel an inspection of the Company’s books and records. On February 12, 2009, the Court granted the Company’s Motion for Summary Judgment and dismissed the Verified Complaint. NCRS appealed. By order dated July 30, 2009, the Supreme Court of the State of Delaware (No. 118, 2009) affirmed the judgment of the Court of Chancery dismissing the Verified Complaint. The case is now closed.
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
8.	SUBSEQUENT EVENTS
Management evaluated all activity of the Company through September 2, 2009, the issue date of the Company’s condensed consolidated financial statements (up to the time of filing), and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

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
Overview — For the second quarter of fiscal year 2009, the Company’s net income was $12.5 million, an increase of 41% as compared with the second quarter of fiscal year 2008. The Company earned $0.68 per diluted share in the second quarter of fiscal year 2009, as compared with $0.48 per diluted share in the second quarter of fiscal year 2008. As such, diluted earnings per share increased 41.7% as compared with the prior year period. The results of the second quarter of fiscal year 2009, as compared to the second quarter of fiscal year 2008, were primarily driven by:
•	9.8% increase in net sales, driven by an 11.7% increase in the Stores segment, partially offset by a 6.7% decrease in the Direct Marketing segment, with gross profit margins decreasing by 90 basis points;
•	6.2% increase in comparable store sales;
•	a 320 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of store payroll costs, occupancy costs and advertising and marketing costs; and
•	a 30 basis point decrease in general and administrative costs as a percentage of sales as the Company was able to better leverage its costs during the quarter.
As of the end of the second quarter of fiscal year 2009, the Company had 467 stores, consisting of 448 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. The Company opened seven stores in the first six months of fiscal year 2009. In the past five years, the Company has opened over 250 stores. Specifically, there were 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007 and 40 new stores opened in fiscal year 2008.
The Company expects to open approximately 10 to 15 stores in fiscal year 2009, including the seven stores opened in the first six months of fiscal year 2009. The lower number of store openings in the first six months of fiscal year 2009 has been due primarily to the impact of the national economic crisis, including but not limited to a resulting lack of quality real estate opportunities. The Company expects to open approximately 30 to 40 stores in fiscal year 2010 as quality real estate opportunities are beginning to open in the marketplace and the Company wants to expand its store base at a more rapid pace. The Company previously believed that it could grow the chain to 600 stores by the end of Fiscal Year 2012. However, primarily as a result of the slowdown in store openings in fiscal year 2009, the Company may reach the 600 store level subsequent to 2012.
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

Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2008) are of classic traditional products that are part of on-going programs and that bear low risk of declines in value below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. All product categories are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
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
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, which is based on the discounted cash flows. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first six months of fiscal year 2009 or the first six months of fiscal year 2008.
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
While the Company has taken reasonable care in making its best estimates and judgments, actual results could differ from these estimates. These estimates, among other things, were discussed by management with the Company’s Audit Committee.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 2,	August 1,	August 2,	August 1,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.6	38.5	37.5	38.8
Gross profit	62.4	61.5	62.5	61.2
Sales and marketing expenses	43.6	40.4	42.8	40.2
General and administrative expenses	9.1	8.8	9.1	8.9
Total operating expenses	52.7	49.2	51.9	49.2
Operating income	9.7	12.3	10.6	12.0
Total other income	0.1	—	0.1	—
Income before provision for income taxes	9.8	12.3	10.8	12.0
Provision for income taxes	4.0	4.9	4.5	4.7

Net income	5.8%	7.5%	6.3%	7.3%

Net Sales — Net sales increased 9.8% to $167.7 million in the second quarter of fiscal year 2009, as compared with $152.7 million in the second quarter of fiscal year 2008. Net sales for the first six months of fiscal year 2009 increased 10.6% to $329.7 million, as compared with $298.1 million in the first six months of fiscal year 2008. The sales increases were primarily related to increases in Stores sales of 11.7% and 11.6% for the second quarter and first six months of fiscal year 2009, respectively, including comparable store sales increases of 6.2% and 5.2% for the second quarter and first six months of fiscal year 2009, respectively. Comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months. The increase in comparable store sales for the quarter and the first six months of fiscal year 2009 were primarily driven by increases in average dollars per transaction, in items per transaction and in traffic (as measured by number of transactions). Direct Marketing sales decreased 6.7% for the second quarter of fiscal year 2009, driven by a decrease in sales in the Internet channel, which represents the major portion of this reportable segment, in addition to the continued decline of sales through the catalog call center. Sales from the Internet channel during the quarter were negatively impacted by a more challenging retail environment and did not benefit from promotional activity which was more directed to the Stores segment. For the first six months of fiscal year 2009, Direct Marketing sales increased 2.3% driven by an increase in sales in the Internet channel, partially offset by a decline in the catalog call center sales. Of the major product categories, suits generated strong unit sales growth during the second quarter and first six months of fiscal year 2009 while other tailored clothing and dress shirts grew modestly and sportswear was essentially flat.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	August 2, 2008		August 1, 2009		August 2, 2008		August 1, 2009
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	428	1,961	463	2,104	422	1,935	460	2,091
Stores opened	16	63	4	17	22	89	7	30
Stores closed	—	—	—	—	—	—	—	—

Stores open at the end of the period	444	2,024	467	2,121	444	2,024	467	2,121

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $103.2 million or 61.5% of net sales in the second quarter of fiscal year 2009, as compared with $95.2 million or 62.4% of net sales in the second quarter of fiscal year 2008. Gross profit totaled $201.6 million or 61.2% of net sales for the first six months of fiscal year 2009, as compared with $186.2 million or 62.5% of net sales for the first six months of fiscal year 2008. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2008, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during the second quarter and the first six months of fiscal year 2009, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity, partially offset by higher initial mark-ups. The lower merchandise gross margins were partially offset by lower freight costs in the second quarter and first six months of fiscal year 2009 compared to the same periods in fiscal year 2008. The Company expects to continue to be subject to gross profit risks in the future.
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

Sales and Marketing Expenses — Sales and marketing expenses increased to $67.7 million or 40.4% of sales in the second quarter of fiscal year 2009 from $66.6 million or 43.6% of sales in the second quarter of fiscal year 2008. Sales and marketing expenses increased to $132.6 million or 40.2% of sales in the first six months of fiscal year 2009 from $127.6 million or 42.8% of sales in the first six months of fiscal year 2008. Sales and marketing expenses consist primarily of a) full-line store, outlet store and Direct Marketing occupancy, payroll, selling and other variable costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses relates primarily to the opening of 23 new stores, net of 2 stores closed, since the end of the second quarter of fiscal year 2008. For the second quarter of fiscal year 2009, the increase consists of a) $0.9 million related to additional occupancy costs, b) $0.6 million related to additional store employee compensation costs, and c) $0.1 million related to additional advertising and marketing expenses, partially offset by lower other variable selling costs of $0.5 million. For the first six months of fiscal year 2009 the increase consists of a) $2.6 million related to additional occupancy costs, b) $2.3 million related to additional store employee compensation costs, and c) $0.1 million related to additional other variable selling costs. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2009 as compared to fiscal year 2008, although possibly by a lower amount than recent years, primarily as a result of opening new stores (10 to 15 stores) in fiscal year 2009, the full year operation of the 40 stores that were opened during fiscal year 2008, an increase in advertising expenditures and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $14.8 million and $13.8 million for the second quarter of fiscal year 2009 and the second quarter of fiscal year 2008, respectively. G&A expenses were $29.5 million for the first six months of fiscal year 2009 compared to $27.0 million for the first six months of fiscal year 2008. As a percent of net sales, G&A expenses were 8.8% and 9.1% for the second quarters of fiscal years 2009 and 2008, respectively, and 8.9% and 9.1% for the first six months of fiscal years 2009 and 2008, respectively. The increased dollar amount of expenses for the second quarter of fiscal year 2009 was due primarily to a) $1.0 million of higher corporate compensation costs (which includes all company incentive compensation) and group medical costs and b) $0.3 million of higher distribution center costs, partially offset by lower other corporate costs of $0.3 million. For the first six months of the fiscal year 2009, the increased dollar amount of expenses was due to a) $1.7 million of higher corporate compensation costs and group medical costs, b) $0.2 million of higher other corporate costs, and c) $0.6 million of higher distribution center costs. Continued growth in the Stores and Direct Marketing segments may result in increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) for the second quarter and first six months of fiscal year 2009 was less than $0.1 million of expense for both periods, as compared to $0.2 million and $0.4 million of income for the second quarter and first six months of fiscal year 2008, respectively. The decreases were due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2008, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2009 periods.
Income Taxes — The effective income tax rate for the first six months of fiscal year 2009 was 39.3% as compared with 41.7% in the first six months of fiscal year 2008. The effective rate was higher in the first six months of fiscal year 2008 primarily due to limitations in the deductibility of certain employee compensation under Internal Revenue Code (“IRC”) Section 162(m). Those limitations are not expected to apply to fiscal year 2009 as the Company believes it has taken the necessary actions to achieve deductibility for substantially all employee compensation for the fiscal year. The effective rate for the first six months of fiscal year 2008 was also negatively impacted by an increase in the liability for penalties and interest related to unrecognized tax benefits of $0.3 million.

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
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At August 1, 2009, January 31, 2009 and August 2, 2008, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. Additionally, the Company had no term debt at August 1, 2009, January 31, 2009 and August 2, 2008. The Company expects to negotiate an amendment to the Credit Agreement or a new credit agreement prior to the expiration of the existing facility. The Company may choose to reduce the maximum borrowing amount of this facility based on its current and projected cash needs and market conditions. However, the Company can make no assurance that a facility will be in place beyond April 30, 2010.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	August 2, 2008	August 1, 2009

Cash provided by (used in):
Operating activities	$292	$10,381
Investing activities	(18,136)	(72,292)
Financing activities	119	—

Net decrease in cash and cash equivalents	$(17,725)	$(61,911)

The Company’s cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes and the Company’s short-term investments consist of U.S. Treasury bills with original maturities of more than 90 days but less than one year. At August 1, 2009, the Company’s cash balance was $61.0 million and the Company’s short-term investments were $64.9 million, for a total of $125.9 million, compared to a cash balance of $64.4 million at August 2, 2008. The Company had no short-term investments at August 2, 2008. Cash was $122.9 million at the beginning of fiscal year 2009. The significant changes in sources and uses of funds through August 1, 2009 are discussed below.

Cash provided by the Company’s operating activities of $10.4 million in the first six months of fiscal year 2009 was primarily impacted by net income of $24.0 million and depreciation and amortization of $10.9 million, partially offset by an increase in operating working capital and other operating items of $24.8 million. The increase in operating working capital and other operating items included an increase in inventory of $16.8 million primarily related to new stores opened and the replenishment of certain core items that had higher than expected sales volumes in fiscal year 2008. In addition, the increase in operating working capital and other operating items included a reduction in accrued expenses and accounts payable totaling $10.8 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2008, in addition to the timing of payments to vendors. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. Partially offsetting these increases in operating working capital and other operating items was a decrease in prepaid and other assets of $3.3 million due primarily to a lower level of landlord contributions related to fewer new store openings for the first six months of fiscal year 2009 compared with the prior year.
Cash used in investing activities in the first six months of fiscal year 2009 relates to $7.4 million of payments for capital expenditures, as described below, and $64.9 million of purchases of short-term investments.
For fiscal year 2009, the Company expects to spend approximately $18 to $20 million on capital expenditures, primarily to fund the opening of approximately 10 to 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of its existing Internet infrastructure. The capital expenditures for fiscal year 2009 are planned to be lower than prior years due primarily to the reduced number of new stores planned. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $2 to $3 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $7.4 million on capital expenditures in the first six months of fiscal year 2009 largely related to partial payments for the seven stores opened during the first six months of the fiscal year in addition to expenditures related to the replacement of its existing Internet infrastructure and payments for various system initiatives. In addition, capital expenditures for the period include payments of property, plant and equipment additions accrued at year-end fiscal year 2008 related to stores opened in fiscal year 2008. For the stores opened and renovated in the first six months of fiscal year 2009, the Company negotiated approximately $2.2 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal years 2009 and 2008.

			Amounts
		Amounts	Collected	Amounts
		Collected in	YTD in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	August 1,
	Amounts	2008	2009	2009
	(in thousands )
Full Fiscal Year 2008 Store Openings (40 Stores)	$10,513	$(6,373)	$(4,030)	$110
First Six Months of Fiscal Year 2009 Store Openings (7 Stores)	2,190	—	(926)	1,264

	$12,703	$(6,373)	$(4,956)	$1,374

The outstanding amounts of the landlord contributions for the stores opened and renovated in fiscal years 2008 and 2009 are primarily expected to be received by the end of the second quarter of fiscal year 2010.
The Company expects inventories to increase in fiscal year 2009 to support new store openings and to replenish certain core items that had higher than expected sales volumes in fiscal year 2008.

Management believes that the Company’s cash from operations, existing cash and cash equivalents, short-term investments and availability under its Credit Agreement will be sufficient to fund its planned capital expenditures and operating expenses through at least the next 12 months.
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
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first half of fiscal year 2009.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2009	2010-2012	2013-2014	2014	Total(e)

Operating leases (a) (b)	$53,813	$158,372	$81,899	$67,308	$361,392
Standby letter of credit (c)	400	—	—	—	400
Related Party Agreement (d)	825	1,650	—	—	2,475
License agreement	165	495	330	330	1,320

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to August 1, 2009.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent at one leased location included in “Operating Leases” above and is renewable each year through the end of the lease term.

(d)	Relates to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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
At August 1, 2009, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency. As a result, the Company may be affected by the value of the U.S. dollar against the currencies of its suppliers’ countries. A devaluation of the U.S. dollar against these foreign currencies could have a material adverse effect on our product costs and resulting gross profit. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. Further, the Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year and overnight federally-sponsored agency notes, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.7 million in fiscal year 2008.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of August 1, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2009.

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
By letter dated November 27, 2007, the Company received from the Norfolk County Retirement System (“NCRS”) a demand pursuant to Section 220 of the Delaware General Corporation Law for inspection of certain of the Company’s books and records for the purpose of investigating, among other matters, claims that appear substantially similar to those raised in the Derivative Action. The Company asked that the demand be withdrawn or held in abeyance until the SLC reported on its investigation. On January 3, 2008, NCRS filed in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) a Verified Complaint against the Company seeking to compel an inspection of the Company’s books and records. On February 12, 2009, the Court granted the Company’s Motion for Summary Judgment and dismissed the Verified Complaint. NCRS appealed. By order dated July 30, 2009, the Supreme Court of the State of Delaware (No. 118, 2009) affirmed the judgment of the Court of Chancery dismissing the Verified Complaint. The case is now closed.
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

Item 4.	Submission of Matters to a Vote of Security Holders
The following information is furnished with respect to matters submitted to a vote of security holders during the period covered by this report:
a)	The 2009 annual meeting of shareholders of the Company was held on June 18, 2009.
b)	Andrew A. Giordano, William E. Herron and Henry Homes, III were elected directors at the meeting. Gary S. Gladstein, Sidney H. Ritman, R. Neal Black, James H. Ferstl and Robert N. Wildrick continued in their respective terms of office as directors.
c)	The matters voted upon at the meeting and the votes were as follows:
1.	Election of Directors(a):

Name of Nominee	For	Withheld
Andrew A. Giordano	13,492,714	3,615,147
William E. Herron	13,607,722	3,500,139
Henry Homes, III	16,862,415	245,446
2.	Ratification of the selection of Deloitte and Touche LLP as the Company’s registered public accounting firm for the fiscal year ending January 30, 2010(b):

For	Against	Abstaining
16,653,496	330,976	123,389

3.	Approval of the JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan(c):

For	Against	Abstaining
14,079,589	614,078	2,080,662

(a)	There were no abstentions or broker non-votes with respect to the election of the directors.

(b)	There were no broker non-votes with respect to the ratification of selection of Deloitte and Touche LLP as the Company’s registered public accounting firm for the fiscal year ending January 30, 2010.

(c)	There were 0.3 million broker non-votes with respect to the approval of the JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.
Each of these matters carried. In accordance with the Company’s bylaws, each of the director nominees received the affirmative vote of a plurality of the votes present in person or represented by proxy and entitled to vote in the election of directors and the proposals for the ratification of the registered public accounting firm and the Executive Management Incentive Plan both received a majority of the votes cast in favor of approval.

Item 5.	Other Information
On September 1, 2009, the Company’s Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”), and authorized the Company to enter into Indemnification Agreements with the Company’s directors and certain designated officers and senior employees (each party to such agreement, an “Indemnitee”). On the same day, pursuant to such authorization, the Company entered into Indemnification Agreements with each of the Company’s directors and David E. Ullman, the Company’s Chief Financial Officer. Each of the Indemnification Agreements will provide the Indemnitee with a contractual right to indemnification, and to the advancement of expenses, if, by reason of his status as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at the request of the Company, such Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending or completed Proceeding (as defined in the Indemnification Agreement), subject to the terms, limitations and conditions set forth in such Indemnification Agreement. The rights under the Indemnification Agreements are in addition to any rights such parties may have under law, the Company’s certificate of incorporation and the Company’s bylaws.
The form of Indemnification Agreement and the Indemnification Agreements for each of the directors and Mr. Ullman are filed as Exhibits 10.1 through 10.10 to this Quarterly Report on Form 10-Q. The foregoing summary description is qualified in its entirety by reference to the full text of the Indemnification Agreements incorporated by reference herein.

Item 6.	Exhibits

Exhibits

10.1	Form of Indemnification Agreement.
10.2	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.
10.3	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.
10.4	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.
10.5	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.
10.6	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.
10.7	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.

Exhibits

10.8	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.
10.9	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.
10.10	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.
10.11	Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(1)	Incorporated by reference to the Company’s Current Report on Form 8 K, dated June 18, 2009.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 2, 2009	Jos. A. Bank Clothiers, Inc.
(Registrant)

/s/ David E. Ullman David E. Ullman
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

Exhibit Index

Exhibits

10.1	Form of Indemnification Agreement.
10.2	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.
10.3	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.
10.4	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.
10.5	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.
10.6	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.
10.7	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.
10.8	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.
10.9	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.
10.10	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.
10.11	Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(1)	Incorporated by reference to the Company’s Current Report on Form 8 K, dated June 18, 2009.