Form 10-Q
period 2009-10-31
BANK JOS A CLOTHIERS INC /DE/
filed 2009-12-02
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 25, 2009
Common Stock, $.01 par value	18,294,883

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
	2008	2009	2008	2009

Net sales	$149,274	$161,309	$447,412	$490,969

Cost of goods sold	54,980	60,502	166,900	188,531

Gross profit	94,294	100,807	280,512	302,438

Operating expenses:
Sales and marketing, including occupancy costs	66,209	67,450	193,773	200,079
General and administrative	14,231	14,043	41,269	43,514

Total operating expenses	80,440	81,493	235,042	243,593

Operating income	13,854	19,314	45,470	58,845

Other income (expense):
Interest income	169	101	793	262
Interest expense	(103)	(93)	(289)	(301)

Total other income (expense)	66	8	504	(39)

Income before provision for income taxes	13,920	19,322	45,974	58,806
Provision for income taxes	4,621	7,594	17,975	23,111

Net income	$9,299	$11,728	$27,999	$35,695

Per share information:
Earnings per share:
Basic	$0.51	$0.64	$1.54	$1.95
Diluted	$0.50	$0.63	$1.52	$1.93
Weighted average shares outstanding:
Basic	18,215	18,292	18,194	18,291
Diluted	18,461	18,532	18,433	18,518
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	January 31,	October 31,
	2009	2009
	(Audited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,875	$41,914
Short-term investments	—	64,879
Accounts receivable, net	7,404	13,253
Inventories:
Finished goods	199,886	241,705
Raw materials	9,356	10,149

Total inventories	209,242	251,854
Prepaid expenses and other current assets	17,776	17,557

Total current assets	357,297	389,457

NONCURRENT ASSETS:
Property, plant and equipment, net	133,588	128,439
Other noncurrent assets	481	746

Total assets	$491,366	$518,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,774	$33,695
Accrued expenses	74,792	63,901
Deferred tax liability — current	6,604	6,760

Total current liabilities	111,170	104,356

NONCURRENT LIABILITIES:
Deferred rent	54,743	53,259
Deferred tax liability — noncurrent	2,605	2,249
Other noncurrent liabilities	1,035	1,175

Total liabilities	169,553	161,039

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	182	182
Additional paid-in capital	82,951	83,046
Retained earnings	238,668	274,363
Accumulated other comprehensive income	12	12

Total stockholders’ equity	321,813	357,603

Total liabilities and stockholders’ equity	$491,366	$518,642

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	November 1,	October 31,
	2008	2009

Cash flows from operating activities:
Net income	$27,999	$35,695
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,394	16,533
Loss on disposals of property, plant and equipment	227	120
Increase (decrease) in deferred taxes	1,210	(200)
Net increase in operating working capital and other components	(57,434)	(57,730)

Net cash used in operating activities	(12,604)	(5,582)

Cash flows from investing activities:
Capital expenditures	(26,888)	(10,595)
Proceeds from disposal of fixed assets	197	—
Purchases of short-term investments	—	(64,879)

Net cash used in investing activities	(26,691)	(75,474)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	528	57
Net proceeds from exercise of stock options	1,137	38

Net cash provided by financing activities	1,665	95

Net decrease in cash and cash equivalents	(37,630)	(80,961)

Cash and cash equivalents — beginning of period	82,082	122,875

Cash and cash equivalents — end of period	$44,452	$41,914

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
Each fiscal year noted above consists of 52 weeks except fiscal year 2006, which consisted of 53 weeks.
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
Cash and Cash Equivalents – Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At October 31, 2009, substantially all of the cash and cash equivalents were invested in money market accounts and overnight federally-sponsored agency notes. These investments are classified as held-to-maturity and, due to the short-term maturities of the instruments, their market values approximate their carrying values.
Short-term Investments – Short-term investments consist of investments in securities with original maturities of more than 90 days but less than one year. At October 31, 2009, short-term investments consisted solely of U.S. Treasury bills with original maturities ranging from six to nine months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
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
Landlord Contributions – The Company typically receives reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and at times for renovations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
Recently Issued Accounting Standards – In June, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, now ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ACS 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. ACS 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning in fiscal year 2008, except as it related to nonfinancial assets and liabilities, for which the statement became effective beginning in fiscal year 2009. This statement has not had a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, now ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 was effective for the Company beginning in fiscal year 2009 and has not had an impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 will have on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Nine Months Ended
	November 1,	October 31,
	2008	2009

Increase in accounts receivable	$(10,272)	$(5,849)
Increase in inventories	(34,775)	(42,612)
Increase in prepaids and other assets	(2,396)	(46)
Increase (decrease) in accounts payable	(3,418)	3,921
Decrease in accrued expenses	(11,710)	(11,800)
Increase (decrease) in deferred rent and other noncurrent liabilities	5,137	(1,344)

Net increase in operating working capital and other components	$(57,434)	$(57,730)

Interest and income taxes paid were as follows:

	Nine Months Ended
	November 1,	October 31,
	2008	2009

Interest paid	$203	$226
Income taxes paid	$32,269	$36,263

4.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
	2008	2009	2008	2009

Weighted average shares outstanding for basic EPS	18,215	18,292	18,194	18,291

Dilutive effect of common stock equivalents	246	240	239	227

Weighted average shares outstanding for diluted EPS	18,461	18,532	18,433	18,518

The Company uses the treasury stock method for calculating the dilutive effect of stock options. There were 12,500 options that were anti-dilutive for the nine months ended November 1, 2008, which were excluded from the calculation of diluted shares. For the quarter and nine months ended October 31, 2009 and for the quarter ended November 1, 2008, there were no anti-dilutive options.

5.	INCOME TAXES
Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes,” (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Statements of Income in the period that includes the enactment date.
The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Condensed Consolidated Statement of Income.
The effective income tax rate for the first nine months of fiscal year 2009 was 39.3% as compared with 39.1% for the first nine months of fiscal year 2008. The effective tax rate for the third quarter of fiscal year 2009 was 39.3% as compared with 33.2% for the third quarter of fiscal year 2008. During the third quarter of fiscal year 2008, the Company realized tax benefits of approximately $0.9 million due primarily to cumulative adjustments related to the Company’s ability to fully deduct employee compensation which for the first half of fiscal year 2008 and for periods prior to fiscal year 2008 was limited under Internal Revenue Code Section 162(m) (“IRC 162(m)”). In addition the benefit was partially due to a decrease in the liability for unrecognized tax benefits and related penalties and interest.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in the third quarter of fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. The IRS is currently performing an examination of the Company’s tax returns for fiscal years 2007 and 2008 which began in November 2009. For the years before fiscal year 2005, the majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities.

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
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution. This basis excludes any allocation of “management company” costs, consisting primarily of general and administration costs (except order fulfillment costs, which are allocated to Direct Marketing), interest and income taxes.
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

Segment data is presented in the following tables:
Three months ended October 31, 2009

	Stores	Direct Marketing	Other	Total

Net sales (a)	$145,759	$12,618	$2,932	$161,309
Depreciation and amortization	4,928	76	633	5,637
Operating income (loss) (b)	29,075	5,262	(15,023)	19,314
Capital expenditures (c)	2,504	449	229	3,182
Three months ended November 1, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$136,084	$10,408	$2,782	$149,274
Depreciation and amortization	4,723	17	605	5,345
Operating income (loss) (b)	24,183	3,989	(14,318)	13,854
Capital expenditures (c)	8,419	—	333	8,752
Nine months ended October 31, 2009

	Stores	Direct Marketing	Other	Total

Net sales (a)	$440,570	$41,961	$8,438	$490,969
Depreciation and amortization	14,532	96	1,905	16,533
Operating income (loss) (b)	87,431	17,284	(45,870)	58,845
Capital expenditures (c)	8,404	1,295	896	10,595
Nine months ended November 1, 2008

	Stores	Direct Marketing	Other	Total

Net sales (a)	$400,288	$39,084	$8,040	$447,412
Depreciation and amortization	13,517	57	1,820	15,394
Operating income (loss) (b)	71,997	15,640	(42,167)	45,470
Capital expenditures (c)	26,075	5	808	26,888

(a)	Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Total Company shipping costs to customers of approximately $1.4 million and $1.5 million for the third quarter of fiscal years 2008 and 2009, respectively, and approximately $5.1 million and $5.6 million for the first nine months of fiscal years 2008 and 2009, respectively, which primarily related to the Direct Marketing segment, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS
On July 24, 2006, a lawsuit was filed against the Company and Robert N. Wildrick (then the Company’s Chief Executive Officer and now its Chairman of the Board) in the United States District Court for the District of Maryland (the “U.S. District Court for Maryland”) by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Class Action”). On August 3, 2006, a lawsuit substantially similar to the Class Action was filed in the U.S. District Court for Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Class Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Class Action and the Tewas Trust Action were consolidated under the Class Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.
Massachusetts Laborers’ Annuity Fund (“MLAF”) was appointed the lead plaintiff in the Class Action and filed a Consolidated Class Action Complaint. R. Neal Black (then the Company’s Executive Vice President for Merchandising and Marketing and now its President and Chief Executive Officer) and David E. Ullman (the Company’s Executive Vice President and Chief Financial Officer) were added as defendants. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action seeks unspecified damages, costs and attorneys’ fees. The Company’s Motion to Dismiss the Class Action was not granted.
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that is within the limits of the Company’s insurance coverage. The settlement is therefore not expected to have any impact on the Company’s financial statements. The Company and MLAF have also agreed that the definitive settlement documents will reflect that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims against the individual defendants. The settlement is to be finalized in definitive settlement documents which will be subject to a number of conditions, including approval by the U.S. District Court for Maryland. Although we expect to enter into definitive settlement documents and that the U.S. District Court for Maryland will approve the terms of the settlement, we cannot provide any assurance that such documents will be executed or that the U.S. District Court for Maryland will approve the settlement as finalized by the parties.
On October 20, 2006, Glenn Hutton, derivatively and on behalf of the Company, filed an Amended Shareholder Derivative Complaint against the Company’s directors and, as nominal defendant, the Company in the U.S. District Court for Maryland, Civil Action Number 1:06-cv-02095-BEL (the “2006 Derivative Action”). The 2006 Derivative Action was based on factual allegations similar to those made in the Class Action. The Amended Shareholder Derivative Complaint alleged that the defendants violated various state laws from January 5, 2006 through October 20, 2006. It sought on behalf of the Company unspecified damages, equitable relief, costs and attorneys’ fees. The Company’s Motion to Dismiss the 2006 Derivative Action was granted on September 13, 2007.
On October 16, 2009, Norfolk County Retirement System (“NCRS”), derivatively and on behalf of the Company, filed a Verified Shareholder Derivative Complaint against the Company’s directors, one of its former directors, its chief financial officer and, as nominal defendant, the Company in the U.S. District Court for Maryland, Civil Action Number 1:09-cv-0269-BEL (the “2009 Derivative Action”). The 2009 Derivative Action is based on factual allegations similar to those made in the Class Action and in the 2006 Derivative Action. The Verified Shareholder Derivative Complaint alleges that the defendants breached various fiduciary duties and misappropriated corporate information from December 5, 2005 through June 7, 2006. It seeks on behalf of the Company unspecified damages, equitable relief, restitution and costs and attorneys’ fees. The Company intends to defend vigorously the 2009 Derivative Action.
To the best of the Company’s knowledge NCRS is not affiliated with Glenn Hutton. NCRS previously was the plaintiff in an action in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) seeking to compel an inspection of the Company’s books and records. The Court of Chancery granted the Company’s motion for summary judgment in the books and records action and its decision was affirmed by the Supreme Court of Delaware. That case is now closed.

On November 12, 2009, Casey J. Stewart, a former employee of the Company, on behalf of himself and all others similarly situated, filed a Complaint against the Company in the United States District Court for the Northern District of California (Case number CV 09 5348 JL) alleging racial discrimination by the Company with respect to hiring and terms and conditions of employment. The Complaint seeks, among other things, certification of the case as a class action, declaratory and injunctive relief, an order mandating corrective action, reinstatement, back pay, front pay, general damages, exemplary and punitive damages, costs and attorneys’ fees. The Company intends to defend this lawsuit vigorously.
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
Management evaluated all activity of the Company through December 2, 2009, the issue date of the Company’s condensed consolidated financial statements (up to the time of filing), and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

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
Overview – For the third quarter of fiscal year 2009, the Company’s net income was $11.7 million, an increase of 26.1% as compared with the third quarter of fiscal year 2008. The Company earned $0.63 per diluted share in the third quarter of fiscal year 2009, as compared with $0.50 per diluted share in the third quarter of fiscal year 2008. As such, diluted earnings per share increased 26.0% as compared with the prior year period. The results of the third quarter of fiscal year 2009, as compared to the third quarter of fiscal year 2008, were primarily driven by:
• 8.1% increase in net sales, driven by a 7.1% increase in the Stores segment and a 21.2% increase in the Direct Marketing segment, with gross profit margins decreasing by 70 basis points;

• 3.3% increase in comparable store sales;

• 260 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy costs, other variable selling costs and advertising and marketing costs;

• 80 basis point decrease in general and administrative costs as a percentage of sales as the Company was able to better leverage its corporate costs during the quarter; and

• tax benefits realized during the third quarter of fiscal year 2008 of approximately $0.9 million or $0.05 per diluted share due to the Company’s ability to fully deduct employee compensation which was previously limited under IRC 162(m) in addition to a decrease in the liability for unrecognized tax benefits and related penalties and interest.
As of the end of the third quarter of fiscal year 2009, the Company had 470 stores, consisting of 451 Company-owned full-line stores, seven Company-owned outlet stores and 12 stores operated by franchisees. The Company opened ten stores in the first nine months of fiscal year 2009. In the past five years, the Company has opened over 250 stores. Specifically, there were 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007 and 40 new stores opened in fiscal year 2008.
The Company expects to open approximately 15 stores in fiscal year 2009, including the ten stores opened in the first nine months of fiscal year 2009. The lower number of store openings in the first nine months of fiscal year 2009 compared to previous years has been due primarily to the impact of the national economic crisis that occurred during late 2008 and early 2009, including but not limited to a resulting lack of quality real estate opportunities. The Company expects to open approximately 30 to 40 stores in fiscal year 2010 as quality real estate opportunities are beginning to open in the marketplace and the Company wants to expand its store base at a more rapid pace. The Company previously believed that it could grow the chain to 600 stores by the end of fiscal year 2012. However, primarily as a result of the slowdown in store openings in fiscal year 2009, the Company may reach the 600 store level subsequent to 2012.
Capital expenditures in fiscal year 2009 are expected to be approximately $17 to $19 million, primarily to fund the opening of approximately 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of the Company’s existing Internet infrastructure. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $3 to $4 million is expected to be reimbursed through landlord contributions.
For fiscal year 2009, the Company expects inventories to increase over fiscal year 2008 as a result of new store openings and the replenishment of certain core items that had higher than expected sales volumes in fiscal year 2008.
Critical Accounting Policies and Estimates – In preparing the condensed consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2008.

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
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset, which is based on the discounted cash flows. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first nine months of fiscal year 2009 or the first nine months of fiscal year 2008.
Lease Accounting. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when the Company takes possession and has the right to control the use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements are recorded as a deferred rent resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.
While the Company has taken reasonable care in making its best estimates and judgments, actual results could differ from these estimates. These estimates, among other things, were discussed by management with the Company’s Audit Committee.

Recently Issued Accounting Standards – In June, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, now ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ACS 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. ACS 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning in fiscal year 2008, except as it related to nonfinancial assets and liabilities, for which the statement became effective beginning in fiscal year 2009. This statement has not had a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, now ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 was effective for the Company beginning in fiscal year 2009 and has not had an impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 will have on its consolidated financial statements.

Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.8	37.5	37.3	38.4
Gross profit	63.2	62.5	62.7	61.6
Sales and marketing expenses	44.4	41.8	43.3	40.8
General and administrative expenses	9.5	8.7	9.2	8.9
Total operating expenses	53.9	50.5	52.5	49.6
Operating income	9.3	12.0	10.2	12.0
Total other income	—	—	0.1	—
Income before provision for income taxes	9.3	12.0	10.3	12.0
Provision for income taxes	3.1	4.7	4.0	4.7

Net income	6.2%	7.3%	6.3%	7.3%

Net Sales – Net sales increased 8.1% to $161.3 million in the third quarter of fiscal year 2009, as compared with $149.3 million in the third quarter of fiscal year 2008. Net sales for the first nine months of fiscal year 2009 increased 9.7% to $491.0 million, as compared with $447.4 million in the first nine months of fiscal year 2008. The sales increases were primarily related to increases in Stores sales of 7.1% and 10.1% for the third quarter and first nine months of fiscal year 2009, respectively, including comparable store sales increases of 3.3% and 4.6% for the third quarter and first nine months of fiscal year 2009, respectively. Comparable store sales include merchandise sales generated in all stores that have been open for at least thirteen full months. The increase in comparable store sales for the third quarter of fiscal year 2009 was primarily driven by increases in traffic (as measured by number of transactions) and items per transaction, partially offset by a decrease in average dollars per transaction. The increase in comparable store sales for the first nine months of fiscal year 2009 was primarily driven by increases in items per transaction, traffic and average dollars per transaction.
Direct Marketing sales increased 21.2% and 7.4% for the third quarter and first nine months of fiscal year 2009, respectively, driven by increases in sales in the Internet channel, which represents the major portion of this reportable segment, partially offset by the continued decline of sales through the catalog call center. Of the major product categories, suits generated strong unit sales growth during the third quarter and first nine months of fiscal year 2009 while other tailored clothing, sportswear and dress shirts grew modestly.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	November 1, 2008		October 31, 2009		November 1, 2008		October 31, 2009
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	444	2,024	467	2,121	422	1,935	460	2,091
Stores opened	16	68	3	10	38	157	10	40
Stores closed	—	—	—	—	—	—	—	—

Stores open at the end of the period	460	2,092	470	2,131	460	2,092	470	2,131

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores.
Gross profit – Gross profit (net sales less cost of goods sold) totaled $100.8 million or 62.5% of net sales in the third quarter of fiscal year 2009, as compared with $94.3 million or 63.2% of net sales in the third quarter of fiscal year 2008. Gross profit totaled $302.4 million or 61.6% of net sales for the first nine months of fiscal year 2009, as compared with $280.5 million or 62.7% of net sales for the first nine months of fiscal year 2008. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2008, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company continued to experience certain of these risks during the third quarter and the first nine months of fiscal year 2009, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity, partially offset by higher initial mark-ups. The lower merchandise gross margins were partially offset by lower freight costs in the third quarter and first nine months of fiscal year 2009 compared to the same periods in fiscal year 2008. The Company expects to continue to be subject to gross profit risks in the future.
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
Sales and Marketing Expenses – Sales and marketing expenses increased to $67.5 million or 41.8% of sales in the third quarter of fiscal year 2009 from $66.2 million or 44.4% of sales in the third quarter of fiscal year 2008. Sales and marketing expenses increased to $200.1 million or 40.8% of sales in the first nine months of fiscal year 2009 from $193.8 million or 43.3% of sales in the first nine months of fiscal year 2008. The decreases as a percentage of sales for the third quarter and the first nine months were driven primarily by the leveraging of occupancy costs, other variable selling costs and advertising and marketing costs. Additionally, the decreases as a percentage of sales for the first nine months and to a lesser extent for the third quarter were the result of the leveraging of the Company’s store employee compensation costs. The improved leverage for these cost categories was achieved primarily through cost control initiatives, rent and vendor negotiations and process improvements. Sales and marketing expenses consist primarily of a) full-line store, outlet store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses relates primarily to the opening of 10 new stores, net of 2 stores closed, since the end of the third quarter of fiscal year 2008. For the third quarter of fiscal year 2009, the increase consists of a) $1.4 million related to additional store employee compensation costs, and b) $0.1 million related to additional advertising and marketing expenses, partially offset by lower occupancy costs of $0.1 million and lower other variable selling costs of $0.1 million. For the first nine months of fiscal year 2009 the increase consists of a) $3.7 million related to additional store employee compensation costs, b) $2.5 million related to additional occupancy costs, and c) $0.1 million related to additional advertising and marketing expenses. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2009 as compared to fiscal year 2008, although possibly by a lower amount than recent years, primarily as a result of opening new stores (approximately 15 stores) in fiscal year 2009, the full year operation of the 40 stores that were opened during fiscal year 2008, an increase in advertising expenditures and anticipated increases in postage used in the mailing of catalogs and direct mail advertising pieces.

General and Administrative Expenses – General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $14.0 million and $14.2 million for the third quarter of fiscal year 2009 and the third quarter of fiscal year 2008, respectively. G&A expenses were $43.5 million for the first nine months of fiscal year 2009 compared to $41.3 million for the first nine months of fiscal year 2008. As a percent of net sales, G&A expenses were 8.7% and 9.5% for the third quarters of fiscal years 2009 and 2008, respectively, and 8.9% and 9.2% for the first nine months of fiscal years 2009 and 2008, respectively. The decreases as a percentage of sales for the third quarter and the first nine months were driven primarily by the leveraging of the Company’s corporate costs primarily through cost control initiatives.
The lower dollar amount of expenses for the third quarter of fiscal year 2009 was due primarily to a) $0.5 million of lower corporate compensation costs (which includes all company incentive compensation) and group medical costs and b) $0.2 million of lower distribution center costs, partially offset by higher other corporate costs of $0.5 million. For the first nine months of fiscal year 2009, the increased dollar amount of expenses was due to a) $1.1 million of higher corporate compensation costs and group medical costs, b) $0.7 million of higher other corporate costs, and c) $0.4 million of higher distribution center costs. Continued growth in the Stores and Direct Marketing segments may result in increases in G&A expenses in the future.
Other Income (Expense) – Other income (expense) for the third quarter and first nine months of fiscal year 2009 was less than $0.1 million of income and less than $0.1 million of expense for the third quarter and first nine months of fiscal year 2009, respectively, as compared to $0.1 million and $0.5 million of income for the third quarter and first nine months of fiscal year 2008, respectively. The decreases were due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2008, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2009 periods.
Income Taxes – The effective income tax rate for the first nine months of fiscal year 2009 was 39.3% as compared with 39.1% for the first nine months of fiscal year 2008. The effective tax rate for the third quarter of fiscal year 2009 was 39.3% as compared with 33.2% for the third quarter of fiscal year 2008. During the third quarter of fiscal year 2008, the Company realized tax benefits of approximately $0.9 million due primarily to cumulative adjustments related to the Company’s ability to fully deduct employee compensation which for the first half of fiscal year 2008 and for periods prior to fiscal year 2008 was limited under IRC 162(m). In addition the benefit was partially due to a decrease in the liability for unrecognized tax benefits and related penalties and interest.
Seasonality – The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2006, 2007 and 2008, the Company generated approximately 36%, 35% and 36%, respectively, of its annual net sales and approximately 58%, 53% and 52%, respectively, of its annual net income.
Liquidity and Capital Resources – Pursuant to an Amended and Restated Credit Agreement (the “Credit Agreement”), the Company maintains a credit facility with a maturity date of April 30, 2010. The current maximum revolving amount available under the Credit Agreement is $100 million. Borrowings are limited by a formula which considers inventories and accounts receivable. Interest rates under the Credit Agreement vary with the prime rate or LIBOR and may include a spread over or under the applicable rate. The spreads, if any, are based upon the amount which the Company is entitled to borrow, from time to time, under the Credit Agreement, after giving effect to all then outstanding obligations and other limitations (“Excess Availability”). Aggregate borrowings are secured by substantially all assets of the Company with the exception of Company-owned real estate.

Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At October 31, 2009, January 31, 2009 and November 1, 2008, under the Credit Agreement, there were no revolving borrowings outstanding, there was one standby letter of credit issued in the amount of $0.4 million (to secure the payment of rent at one leased location) and the Excess Availability was $99.6 million. Additionally, the Company had no term debt at October 31, 2009, January 31, 2009 and November 1, 2008. The Company may negotiate an amendment to the Credit Agreement or a new credit agreement prior to the expiration of the existing facility. The Company may choose to reduce the maximum borrowing amount of this facility or eliminate this facility entirely, based on its current and projected cash needs and market conditions. The Company can make no assurance that a facility will be in place beyond April 30, 2010.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	November 1,	October 31,
	2008	2009

Cash provided by (used in):
Operating activities	$(12,604)	$(5,582)
Investing activities	(26,691)	(75,474)
Financing activities	1,665	95

Net decrease in cash and cash equivalents	$(37,630)	$(80,961)

The Company’s cash and cash equivalents consist primarily of money market accounts and overnight federally-sponsored agency notes and the Company’s short-term investments consist of U.S. Treasury bills with original maturities of more than 90 days but less than one year. At October 31, 2009, the Company’s cash balance was $41.9 million and the Company’s short-term investments were $64.9 million, for a total of $106.8 million, as compared with a cash balance of $44.5 million at November 1, 2008. The Company had no short-term investments at November 1, 2008. Cash was $122.9 million at the beginning of fiscal year 2009. The significant changes in sources and uses of funds through November 1, 2009 are discussed below.
Cash used in the Company’s operating activities of $5.6 million in the first nine months of fiscal year 2009 was primarily impacted by an increase in operating working capital and other operating items of $57.7 million, partially offset by net income of $35.7 million and depreciation and amortization of $16.5 million. The increase in operating working capital and other operating items included an increase in inventory of $42.6 million primarily related to new store openings and the replenishment of certain core items that had higher than expected sales volumes in fiscal year 2008. In addition, the increase in operating working capital and other operating items included a reduction in accrued expenses and accounts payable totaling $7.9 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2008, in addition to the timing of payments to vendors. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. The increase in operating working capital and other operating items also included an increase in accounts receivable of $5.8 million due to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the third quarter of fiscal year 2009 as compared with the end of the fourth quarter of fiscal year 2008.
Cash used in investing activities in the first nine months of fiscal year 2009 relates to $10.6 million of payments for capital expenditures, as described below, and $64.9 million of purchases of short-term investments.

For fiscal year 2009, the Company expects to spend approximately $17 to $19 million on capital expenditures, primarily to fund the opening of approximately 15 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects, including the replacement of its existing Internet infrastructure. The capital expenditures for fiscal year 2009 are planned to be lower than prior years due primarily to the reduced number of new stores planned. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $3 to $4 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $10.6 million on capital expenditures in the first nine months of fiscal year 2009 largely related to partial payments for the ten stores opened during the first nine months of the fiscal year, plus expenditures related to the replacement of its existing Internet infrastructure and payments for various system initiatives. In addition, capital expenditures for the period include payments of property, plant and equipment additions accrued at year-end fiscal year 2008 related to stores opened in fiscal year 2008. For the stores opened and renovated in the first nine months of fiscal year 2009, the Company negotiated approximately $2.5 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal years 2009 and 2008.

			Amounts
		Amounts	Collected	Amounts
		Collected in	YTD in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	October 31,
	Amounts	2008	2009	2009
	(in thousands)
Full Fiscal Year 2008 Store Openings (40 Stores)	$10,513	$(6,373)	$(3,613)	$527
First Nine Months of Fiscal Year 2009 Store Openings (10 Stores)	2,451	—	(1,898)	553

	$12,964	$(6,373)	$(5,511)	$1,080

The outstanding amounts of the landlord contributions for the stores opened and renovated in fiscal year 2008 and fiscal year 2009 are primarily expected to be received by the end of the third quarter of fiscal year 2010.
For fiscal year 2009, the Company expects inventories to increase over fiscal year 2008 as a result of new store openings and the replenishment of certain core items that had higher than expected sales volumes in fiscal year 2008.
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
Disclosures about Contractual Obligations and Commercial Commitments
The Company’s principal commitments are non-cancellable operating leases in connection with its retail stores, certain tailoring facilities and equipment. Under the terms of certain of the retail store leases, the Company is required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal year 2009.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2009	2010-2012	2013-2014	2014	Total (e)

Operating leases (a) (b)	$53,403	$160,760	$83,678	$71,527	$369,368
Standby letter of credit (c)	400	—	—	—	400
Related Party Agreement (d)	825	1,650	—	—	2,475
License agreement	165	495	330	330	1,320

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to October 31, 2009.

(b)	Excludes contingent rent and other lease costs.

(c)	To secure the payment of rent through November 30, 2009 at one leased location included in “Operating Leases”.

(d)	Relates to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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
At October 31, 2009, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency. As a result, the Company may be affected by the value of the U.S. dollar against the currencies of its suppliers’ countries. A devaluation of the U.S. dollar against these foreign currencies could have a material adverse effect on our product costs and resulting gross profit. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. Further, the Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rate would have changed net interest income by approximately $0.7 million in fiscal year 2008.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of October 31, 2009, of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.
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
On July 24, 2006, a lawsuit was filed against the Company and Robert N. Wildrick (then the Company’s Chief Executive Officer and now its Chairman of the Board) in the United States District Court for the District of Maryland (the “U.S. District Court for Maryland”) by Roy T. Lefkoe, Civil Action Number 1:06-cv-01892-WMN (the “Class Action”). On August 3, 2006, a lawsuit substantially similar to the Class Action was filed in the U.S. District Court for Maryland by Tewas Trust UAD 9/23/86, Civil Action Number 1:06-cv-02011-WMN (the “Tewas Trust Action”). The Tewas Trust Action was filed against the same defendants as those in the Class Action and purported to assert the same claims and seek the same relief. On November 20, 2006, the Class Action and the Tewas Trust Action were consolidated under the Class Action case number (1:06-cv-01892-WMN) and the Tewas Trust Action was administratively closed.
Massachusetts Laborers’ Annuity Fund (“MLAF”) was appointed the lead plaintiff in the Class Action and filed a Consolidated Class Action Complaint. R. Neal Black (then the Company’s Executive Vice President for Merchandising and Marketing and now its President and Chief Executive Officer) and David E. Ullman (the Company’s Executive Vice President and Chief Financial Officer) were added as defendants. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purports to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action seeks unspecified damages, costs and attorneys’ fees. The Company’s Motion to Dismiss the Class Action was not granted.
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that is within the limits of the Company’s insurance coverage. The settlement is therefore not expected to have any impact on the Company’s financial statements. The Company and MLAF have also agreed that the definitive settlement documents will reflect that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims against the individual defendants. The settlement is to be finalized in definitive settlement documents which will be subject to a number of conditions, including approval by the U.S. District Court for Maryland. Although we expect to enter into definitive settlement documents and that the U.S. District Court for Maryland will approve the terms of the settlement, we cannot provide any assurance that such documents will be executed or that the U.S. District Court for Maryland will approve the settlement as finalized by the parties.
On October 20, 2006, Glenn Hutton, derivatively and on behalf of the Company, filed an Amended Shareholder Derivative Complaint against the Company’s directors and, as nominal defendant, the Company in the U.S. District Court for Maryland, Civil Action Number 1:06-cv-02095-BEL (the “2006 Derivative Action”). The 2006 Derivative Action was based on factual allegations similar to those made in the Class Action. The Amended Shareholder Derivative Complaint alleged that the defendants violated various state laws from January 5, 2006 through October 20, 2006. It sought on behalf of the Company unspecified damages, equitable relief, costs and attorneys’ fees. The Company’s Motion to Dismiss the 2006 Derivative Action was granted on September 13, 2007.
On October 16, 2009, Norfolk County Retirement System (“NCRS”), derivatively and on behalf of the Company, filed a Verified Shareholder Derivative Complaint against the Company’s directors, one of its former directors, its chief financial officer and, as nominal defendant, the Company in the U.S. District Court for Maryland, Civil Action Number 1:09-cv-0269-BEL (the “2009 Derivative Action”). The 2009 Derivative Action is based on factual allegations similar to those made in the Class Action and in the 2006 Derivative Action. The Verified Shareholder Derivative Complaint alleges that the defendants breached various fiduciary duties and misappropriated corporate information from December 5, 2005 through June 7, 2006. It seeks on behalf of the Company unspecified damages, equitable relief, restitution and costs and attorneys’ fees. The Company intends to defend vigorously the 2009 Derivative Action.
To the best of the Company’s knowledge NCRS is not affiliated with Glenn Hutton. NCRS previously was the plaintiff in an action in the Court of Chancery of the State of Delaware (Case Number 3443-VCP) seeking to compel an inspection of the Company’s books and records. The Court of Chancery granted the Company’s motion for summary judgment in the books and records action and its decision was affirmed by the Supreme Court of Delaware. That case is now closed.

On November 12, 2009, Casey J. Stewart, a former employee of the Company, on behalf of himself and all others similarly situated, filed a Complaint against the Company in the United States District Court for the Northern District of California (Case number CV 09 5348 JL) alleging racial discrimination by the Company with respect to hiring and terms and conditions of employment. The Complaint seeks, among other things, certification of the case as a class action, declaratory and injunctive relief, an order mandating corrective action, reinstatement, back pay, front pay, general damages, exemplary and punitive damages, costs and attorneys’ fees. The Company intends to defend this lawsuit vigorously.
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

Dated: December 2, 2009	Jos. A. Bank Clothiers, Inc. (Registrant)
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