Form 10-K
period 2010-01-30
BANK JOS A CLOTHIERS INC /DE/
filed 2010-03-31
CIK 920033

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual Report
Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 30, 2010 (“Fiscal year 2009”).

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from  _____  to  _____.
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
Yes ☐     No ☑
The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at August 1, 2009 was approximately $576.5 million. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.
The number of shares of Common Stock outstanding on March 24, 2010 was 18,351,162.
DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10-14 either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 31, 2010 (the first business day following 120 days from the close of its fiscal year ended January 30, 2010) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2010.

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
Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from its global supplier base, legal matters and other competitive factors. The identified risk factors and other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections.
PART I
Item 1. BUSINESS
General
Jos. A. Bank Clothiers, Inc., a Delaware corporation (herein referred to as the “Company,” “Jos. A. Bank,” “our company,” first person pronouns such as “we,” “us,” or “our,” or similar terms), is a designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 473 retail stores (as of January 30, 2010, which includes seven outlet stores and 13 franchise stores) located throughout 42 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and Internet (www.josbank.com) operations.
The Company’s products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. The Company’s products are offered at “Three Levels of Luxury,” which range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. The Company purchases the majority of its merchandise as finished product, with the manufacturer or supplier responsible for all components of the product, including fabric (also known as piece goods or raw materials). The Company purchases certain of its merchandise (including almost all suit separates and top coats) on a cut, make and trim basis, whereby the Company supplies the piece goods. The Company sources substantially all of its merchandise from suppliers and manufacturers or through agents using Jos. A. Bank designs and specifications.

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended (or will end) on the following dates and will be referred to herein by their fiscal year designations:

Fiscal year 2003	January 31, 2004
Fiscal year 2004	January 29, 2005
Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Each fiscal year noted above consisted (or will consist) of 52 weeks except fiscal year 2006, which consisted of 53 weeks.
Strategy
The Company, established in 1905, has reinvented itself over the past ten years by focusing on its “Four Pillars of Success,” which consist of:
1.	Quality

2.	Service

3.	Inventory In-stock

4.	Product Innovation
The Company instills these four factors into all aspects of its operation and believes they help create a unique specialty retail environment that develops customer loyalty. Examples of the Company’s commitment to this strategy include:
•	continually increasing the already high level of quality of its products by developing and maintaining stringent design and manufacturing specifications;
•	further developing its multi-channel retailing concept by opening more stores and enhancing direct selling through the catalog and Internet operations, thus offering multiple convenient channels for customers to shop;
•	providing outstanding customer service and emphasizing high levels of inventory fulfillment for its customers;
•	expanding its product assortment, including further developing the “Three Levels of Luxury” and continuing to add innovative new products; and
•	increasing its product design and development capabilities while eliminating middlemen in the sourcing of its products.
The Brand. The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of its products. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include a range of superfine qualities of wool used in suits, sport coats and slacks, and the uniqueness of tie swatches, some of which are offered in limited editions.
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

Multi-Channel Retailing. The Company’s strategy is to operate its three sales channels as an integrated business and to provide the same personalized service to its customers regardless of whether merchandise is purchased through its stores, the Internet or catalog. The Company believes the synergy between its stores, its Internet site and its catalog offers an important convenience to its customers and a competitive advantage to the Company. The Company leverages its three sales channels by promoting these channels together to create brand awareness. For example, the Internet site can be used by our sales associates to increase the product available to store customers, provides store location listings and can be used as a promotional source for the stores and catalog. The Company also uses its catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.
As a customer convenience, customers may purchase, return or exchange in a store all products that are offered in the catalog and through the Internet.
Store Growth. The Company had 473 stores as of fiscal year-end 2009, which included 453 Company-owned Full-line Stores, seven Company-owned outlet stores and 13 stores operated by franchisees. As a result of implementing its store growth plan, the Company opened 50 new stores in fiscal year 2003, 60 new stores in fiscal year 2004, 56 new stores in fiscal year 2005, 52 new stores in fiscal year 2006, 48 new stores in fiscal year 2007, 40 new stores in fiscal year 2008 and 14 new stores in fiscal 2009. The Company intends to open new stores primarily in core markets which may allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure. The Company also intends to continue to open new stores in less mature markets such as western states, where it is developing a critical mass of stores to gain leverage.
The Company plans to open approximately 30 to 40 stores in fiscal year 2010. The Company previously believed that it could grow the chain to 600 stores by the end of fiscal year 2012. However, primarily as a result of the slowdown in store openings in fiscal year 2009, the Company may reach the 600 store level subsequent to 2012.
Product Design and Sourcing. The Company designs and sources substantially all of its products. The designs are provided to a world-wide vendor base which manufactures to the Company’s specifications. In certain cases, the Company has eliminated the middlemen (e.g. importers and resellers) in its sourcing process and contracts directly with its manufacturers. The Company used one agent through which it sourced approximately 40% of its total product purchases in fiscal year 2009 and expects to continue this relationship in fiscal year 2010. The Company’s product design and sourcing strategies have resulted in reduced product costs over the past ten years, which have enabled the Company to design additional quality into its products, increase gross profit margins over that period and fund the development of the infrastructure needed to grow the chain.
Segments
The Company has two reportable segments: Stores and Direct Marketing. The stores segment consists of all Company-owned stores excluding outlet stores (“Full-line Stores”). The Direct Marketing segment consists of our Internet and catalog operations. The Company has included information with regard to these segments for each of its last three fiscal years in Note 12 to its Consolidated Financial Statements.
Stores. The Company’s Stores segment consists of its 453 Full-line Stores. The Company opened 14 stores (and closed one store) in fiscal year 2009 and plans to open approximately 30 to 40 stores and to close one or more stores in fiscal year 2010. The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to the Company’s target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2009, the store mix of the 453 Full-line Stores consisted of 159 outdoor lifestyle centers, 78 malls, 50 downtown/street front/business districts and 166 strip centers, power centers or freestanding stores.
The Company’s current store prototype was introduced in March 2001 in Charlottesville, Virginia and has been continually improved. The design emphasizes an open shopping experience that coordinates the Company’s successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The Full-line Stores averaged approximately 4,640 square feet at fiscal year-end 2009. The stores opened in fiscal years 2008 and 2009 averaged approximately 4,110 and 4,040 square feet, respectively.
The cost to open a new store is based primarily on store size and landlord construction allowances. In fiscal year 2009, the average build-out cost for a new store was approximately $480,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The Company will be reimbursed by landlords an average of approximately $180,000 of the new store build-out cost for the stores opened in fiscal year 2009. New stores also require an inventory investment, which varies based on the season the store opens.Although amounts vary, in fiscal year 2009, new store openings required an average initial investment of approximately $300,000. The inventory levels in a new store are typically increased as the store’s sales mature.

Substantially all Full-line Stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional tailor shops which allow the use of smaller tailor shops within each store. These facilities receive customers’ goods from Full-line Stores, which are altered and returned to the selling store for customer pickup. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work performed.
Other. The Company’s “Other” segment consists of 13 franchise locations and seven outlet stores. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of its net sales. Franchisees are required to maintain and protect the Company’s reputation for high quality, classic clothing and customer service. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above the Company’s cost.
The Company has seven outlet stores which are used to liquidate excess merchandise and offer certain first quality products at a reduced price. Because of the classic character of the Company’s merchandise and aggressive store clearance promotions, historically, the Company has been able to sell substantially all of its products through its Full-line Stores, catalog, Internet site and outlet stores and has not been required to sell significant amounts of inventory to third-party liquidators.
The Company launched a tuxedo rental initiative in January 2010 on a test basis in approximately 5% of its Full-line Stores and plans to expand this initiative to more than half of its stores in Spring 2010. The Company partnered with a national distributor that owns the inventory and delivers the orders to the stores. This arrangement allows the Company to reduce the required investment and risk associated with the start up of a new operation.

At January 30, 2010, the Company had 473 retail stores (including seven outlet stores and 13 franchise stores) in 42 states and the District of Columbia. The following table sets forth the stores that were open at that date.
JOS. A. BANK STORES

Total #
State	Of Stores
Alabama(a)	9
Arizona	5
Arkansas	4
California	32
Colorado	9
Connecticut	13
Delaware	1
Florida	34
Georgia(a)(b)	22
Idaho	1
Illinois(a)	28
Indiana	9
Iowa	3
Kansas	3
Kentucky	4
Louisiana(a)	6
Maryland(b)	20
Massachusetts	14
Michigan	13
Minnesota	5
Mississippi(a)	2
Missouri	7
Nebraska	2
Nevada	3
New Hampshire	1
New Jersey	26
New Mexico	1
New York	19
North Carolina(a)	20
Ohio	21
Oklahoma	4
Pennsylvania(b)	26
Rhode Island	2
South Carolina(a)	10
South Dakota	1
Tennessee(a)	10
Texas	46
Utah	2
Virginia(b)	21
Washington	3
Washington, D.C.	4
West Virginia	1
Wisconsin	6

Total	473

(a)	Includes one or more franchise stores

(b)	Includes one or more outlet stores
Direct Marketing. The Company’s Direct Marketing segment, consisting of its Internet and catalog channels, is a key part of the Company’s multi-channel concept. This segment is driven primarily by the Internet channel as the catalog channel has declined over time with the increasing popularity of the Internet. In fiscal year 2009, the Direct Marketing segment accounted for approximately 9% of the Company’s net sales and recorded a sales increase of 12.2%. The Company’s Direct Marketing segment offers potential and existing customers convenience in ordering the Company’s merchandise. In fiscal years 2008 and 2009, the Company distributed approximately 8.6 million and 9.2 million catalogs, respectively.
The Internet site and the catalog offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate the Company’s high-quality image, provide customers with guidance in coordinating outfits, generate store traffic and provide useful market data on customers. The Company believes customers are very confident purchasing traditional business attire through our Internet site and catalog, as suits represented over 25% of sales in the Direct Marketing segment in fiscal year 2009.

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
The Company upgraded its existing Internet infrastructure during fiscal year 2009 to meet increasing capacity needs and to add certain features to further enhance the customer shopping experience. The new Internet site has many customer-friendly features such as larger images, product photos with zoom-in functionality that allows fine details to be seen, plus advanced product search functionality, such as searching by size, that makes shopping more efficient. In addition, the site accepts new forms of payment such as Paypal and Bill Me Later. Customers may ship their orders to an address of their choice or to any JoS. A. Bank store for convenient pick up. The new site also supports many of the creative promotional and sale events that were previously offered only in the Company’s retail stores. The site has enabled the Company to be responsive to trends thereby affording the Company an opportunity to increase sales.
The Company has experienced strong growth in its Internet sales over the past five fiscal years. Although the growth was modest in fiscal year 2008, Internet sales accelerated in the latter part of fiscal year 2009 after the launch of the Company’s new Internet site. The Company has approximately 3,100 active affiliate arrangements which have helped generate Internet sales. The Company typically pays a fee to the affiliate based on a percentage of net sales generated through such affiliate. The Company expects to continue to pursue affiliate arrangements to help fuel future Internet sales increases.
To process catalog orders, sales associates enter orders online into a computerized catalog order entry system, while Internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it updates files and permits the Company to measure the response to individual catalog mailings and Internet email promotions. Computer processing of orders is performed by the warehouse management system which permits efficient picking of inventory from the warehouses. The Company’s order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by ground delivery to arrive at a customer’s home in two to five business days or, if requested, by expedited delivery services, typically using United Parcel Service as the delivery company. Sales and inventory information is available to the Company’s merchants the day after the sales transaction.
Merchandising
The Company believes it fills a niche of providing upscale classic, professional men’s clothing with superior quality at a reasonable price. The Company’s merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear and golf apparel, all sold under the Jos. A. Bank label. Its product offerings include tuxedos, suits, shirts, vests, ties, sportcoats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear, among other items. The Company also sells branded shoes from several vendors, representing approximately 3% of total net sales, which are substantially the only products it sells not using the Jos. A. Bank brand. In fiscal year 2005, the Company introduced shoes under the Jos. A. Bank brand, which are available for sale through the Direct Marketing segment and in selected stores.
The Company’s branding emphasizes very high levels of quality in all aspects of its interactions with customers, including merchandise and service. The Company has developed very stringent specifications in its product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the Company’s original Jos. A. Bank Executive collection, to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. An example of the different levels of luxury includes a range of superfine qualities of wool used in suits, sport coats and slacks.
The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customers. Suits accounted for over 30% of the Company’s merchandise sales in fiscal year 2009, and serve as the foundation of the Company’s extensive offering of other products. When the corporate work environment trended to casual over the past decade, the Company’s product offerings were modified to meet the needs of the Jos. A. Bank customer.
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
The Company also has a very successful line of wrinkle resistant all cotton dress shirts and sportshirts and in fiscal year 2007 introduced the slimmer cut “Tailored Fit” model to its dress shirt offering. The Company offers its Vacation-in-Paradise (“VIP”) line of casual vacation wear and its David Leadbetter golf apparel, which includes sportshirts, sweaters and casual trousers, in its sportswear category.
In fiscal year 2004, the Company introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful “Traveler” collection of products. In late fiscal year 2004, it introduced a wrinkle resistant, stain-resistant suit as part of its Separates Collection. The Traveler Suit Separates program is designed to take advantage of our expertise in suit separates with perfectly matched suit coats and pants sold in the customer’s size for a better fit. The 100% wool Traveler Suit Separates are stain resistant and made with stretch comfort waist bands and stretch linings and include extra interior pockets. In fiscal year 2007, the Company also added a selection of wrinkle and stain resistant cashmere sweaters to its line of Traveler products.

In fiscal year 2005, the Company introduced the “Stays Cool” suit, which features innovative fabrics and linings using a variety of technologies to keep the customer cool and comfortable in any climate. The Company continued to add products using the “Stays Cool” features during the past several years.
Design and Purchasing
Jos. A. Bank merchandise is designed through the coordinated efforts of the Company’s merchandising and planning staffs, working in conjunction with suppliers, manufacturers and agents around the world. The process of creating a new garment begins up to 18 months before the product’s expected in-stock date. Substantially all products are made to the Company’s rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandising staff oversees the development of each product’s style, color and fabrication. The Company’s planning staff is responsible for providing each channel of business with the correct amount of products.
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
Approximately 9% of the total product purchases (including piece goods) in fiscal year 2009 were sourced from United States suppliers, and approximately 91% were sourced from suppliers in other countries. In fiscal year 2009, approximately 36% of the total product purchases were from suppliers in China (including 11% from Hong Kong), 24% in Mexico and 10% in Bangladesh. Of the remaining 21% of total purchases, no other country represented more than 5% of total product purchases in fiscal year 2009. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled.
The Company uses one agent to source a significant portion of its products from various companies that are located in or near Asia (China, including Hong Kong, Indonesia, India, Malaysia, Thailand, and Bangladesh). Purchases through this agent represented approximately 40% of the total product purchases in fiscal year 2009. The Company also makes other purchases from manufacturers and suppliers in Asia. Two other suppliers combined represented approximately 28% of total product purchases in fiscal year 2009. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors.
The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. The Company purchases the raw materials for approximately 11% of its finished products, of which five vendors accounted for over 83% of the raw materials purchased directly by the Company in fiscal year 2009. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.
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

Marketing, Advertising and Promotion
Strategy. The Company has historically used mass media advertising (such as local radio, national cable television and direct mail marketing) and promotional activities in support of its store and catalog/Internet operations. The Company also sends email promotions to its store and Internet customers. Core to each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale classic clothing offered at a value. The Company has a database of over 5.2 million names of people who have previously made a purchase from one of the Company’s retail stores, its Internet site or catalog or have requested a catalog or other information from the Company. Of these names, approximately 2.6 million represent individuals who have made such purchases or information requests in the past 24 months. The Company evaluates its database for its mailings and selects names based on expectations of response to specific promotions, which allows the Company to efficiently use its marketing dollars.
In the fourth quarter of fiscal year 2004, the Company began testing national cable television advertising as a method to increase its brand awareness and to drive customers to its stores. The Company has increasingly expanded its use of television advertising in the past five years and expects to continue marketing through television advertising in fiscal year 2010.
Throughout each season, the Company promotes specific items or categories at specific prices that are below the initial retail price originally offered to customers. These sales are used to complement promotional events and to meet customer needs. At the end of each season, the Company conducts clearance sales to promote the sale of that season’s merchandise.
Corporate Card Program. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all Full-line Stores, as well as for catalog and Internet purchases. At year-end fiscal 2009, over 385,000 companies nationally, from small privately-owned companies to large public companies, were members of the program, representing an increase of approximately 18% over the approximately 325,000 member companies at year-end fiscal 2008. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program has increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.
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
To support new store growth, the Company upgraded its distribution system over the past eight years, which is now capable of handling approximately 500 stores in most of its distribution center functions. In late 2004, the Company increased its distribution center capacity by leasing and equipping approximately 289,000 square feet of space in a facility that is adjacent to the Company’s headquarters and first distribution center in Hampstead, Maryland. This second distribution center became fully operational in early 2005. We expect to exceed 500 stores in fiscal year 2010. To accommodate this and future growth, the Company is in the process of adding another 126,000 square feet in the same adjacent facility that houses our second distribution center, of which 114,000 square feet will be dedicated to distribution and 12,000 square feet will dedicated to office space. The Company also anticipates adding additional space in 2011 or 2012, assuming it continues to open stores beyond 2010 at the pace that it has planned for 2010.
Management Information Systems
In 1998, the Company installed and implemented the then-current version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed by the Company, the system meets the Company’s current business needs. In fiscal year 1999, the Company replaced its point-of-sale (POS) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, the Company added a wide-area network to its POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to the Company’s centralized fulfillment center. In fiscal year 2007, the Company implemented a new financial reporting system. In fiscal year 2000, the Company upgraded its catalog order processing system to the then-current version, which was again updated in fiscal year 2007. During fiscal year 2009, the Company upgraded its existing Internet infrastructure in order to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience.

In fiscal year 2007, the Company implemented a new system that increased its ability to communicate design specifications to its worldwide vendor base, which replaced a system installed in fiscal year 2003. In fiscal year 2004, the Company developed systems that allow increased management and reporting of pricing elements such as gross margins. The Company outsources to a third party the storage and maintenance of its customer relationships management (CRM) database. The Company can access the CRM database which it uses to select names for customer promotions. By using these systems, the Company is able to capture greater customer data and increase its marketing efficiency using such data. The Company will be upgrading its proprietary customer database systems in fiscal year 2010.
Competition
The Company competes primarily with other specialty retailers of men’s apparel, department stores and other catalog and online merchants engaged in the retail sale of men’s apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few national multi-channel retailers focusing exclusively on men’s apparel, which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on its broad selection of in-stock merchandise, friendly customer service and product innovation as part of its “Four Pillars of Success.” The Company competes with, among others, Brooks Brothers, Macy’s, Lands End, Men’s Wearhouse and Nordstrom, as well as local and regional competitors in each store’s market. Many of these competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.
Trademarks
The Company is the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION® and TRAVELER CREASE® (collectively, the “Jos. A. Bank Marks”). These trademarks are registered in the United States Patent and Trademark Office. A Federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. The Company’s rights in the Jos. A. Bank Marks are a material part of the Company’s business. Accordingly, the Company intends to maintain its use of the Jos. A. Bank Marks. The Company is not aware of any claims of infringement or other material challenges to the Company’s right to use the Jos. A. Bank Marks in the United States. An application has been filed by a third party for registration in China of the trademark “Jos. A. Bank.” The Company has filed an opposition to the application.
In addition, the Company has registered “josbank.com” and various other Internet domain names. The Company intends to renew its registration of domain names from time to time for the conduct and protection of its e-commerce business.
Seasonality
The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2007, 2008 and 2009, the Company generated approximately 35%, 36% and 36%, respectively, of its annual net sales and approximately 53%, 52% and 50%, respectively, of its annual net income.
Employees
As of March 24, 2010, the Company had approximately 4,318 employees, consisting of 3,280 full-time employees and 1,038 part-time employees. Approximately 289 of our employees work in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the Mid-Atlantic Regional Joint Board, Local 806. The stated term of our collective bargaining agreement with the Mid-Atlantic Regional Joint Board, Local 806 expires on February 28, 2012.

Approximately 66 of our sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees expired on April 30, 2009. The Company is currently negotiating a new collective bargaining agreement. The Company has not experienced any disruption in the work of these sales associates as a result of the expiration of the collective bargaining agreement and does not anticipate any disruption during the contract negotiations.
As there have been no work stoppages in more than 20 years, the Company believes that relations are good with both of the unions that represent segments of its employees. The Company also believes that its relations with its non-union employees are good.
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
If we are not able to continue profitably opening new stores due to general economic conditions or otherwise, our growth may be adversely affected.
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending have, among other things, slowed the development of new shopping malls and retail centers which restricted the Company’s ability to find suitable locations for new stores. The Company reduced the number of new store openings in fiscal year 2009 compared to previous years primarily due to the impact of the national economic crisis that occurred during late 2008 and early 2009, including but not limited to a resulting lack of quality real estate opportunities. The Company believes that quality real estate opportunities are beginning to open in the marketplace. While we expect to open more stores in fiscal year 2010 than in fiscal year 2009, further economic troubles could lead to adjustments to our expansion program in fiscal year 2010 and beyond. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot assure you that we will be able to meet these objectives. As we continue our expansion program, the proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in our financial performance. The opening of new stores may adversely affect catalog and Internet sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets.
The results achieved by our existing stores may not be indicative of longer term performance or the potential market acceptance of stores in other locations. We cannot assure you that any new store that we open will have similar operating results to those of prior stores. New stores commonly take up to five years to reach desired operating levels due to development typically associated with new stores such as growing the customer base, increasing brand awareness and the development of the store’s sales team. The failure of the existing or the new stores to perform as predicted could negatively impact our business, financial condition and results of operations.
We expect to fund our expansion through use of existing cash, short-term investments and cash flows from operations. However, if we experience limitations on our ability to utilize these sources of liquidity, our performance declines or other factors so dictate, we may slow or discontinue store openings. If we fail to successfully implement our expansion program, our business, financial condition and results of operations could be materially adversely affected.

We face significant competition and may not be able to maintain or improve our competitive position or profitability.
The retail apparel business is highly competitive and we expect it to remain so. We compete primarily with specialty and discount store chains, independent retailers, national and local department stores, Internet retailers and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other apparel retailers. Many of these competitors are much larger than we are and have significantly greater financial, marketing and other resources than we have. In many cases, our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores. In order to better compete, we may need to increase the number of promotional sales, which could reduce our margins and affect our profitability. Moreover, in addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and retail centers. We believe that our emphasis on classic styles make our business less vulnerable to changes in merchandise trends than many apparel retailers; however, our sales and profitability depend upon the continued demand for our classic styles. We face a variety of competitive challenges including:
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
Our business is tied to consumer spending for discretionary items and negative changes to consumer confidence and other recessionary pressures brought on by, among other things, general economic conditions, could have an adverse affect on our business.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, consumer confidence and the levels of disposable consumer income which is impacted by consumer debt, interest rates, unemployment levels, reductions in net worth, residential real estate values, tight credit markets, taxation, gasoline and energy costs, among other factors. Consumer confidence also may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have a material adverse effect on our business, financial condition and results of operations.
Ongoing economic problems in the United States have resulted in a high unemployment rate, lower consumer confidence, shortages of consumer credit, recessionary pressures and overall slowing in the growth in the retail sector which may continue to be negatively affected for the foreseeable future. Consumer spending for higher value discretionary items generally declines faster than for other retail purchases during recessionary periods and other periods where disposable income is adversely affected. We cannot assure you that government responses to the disruptions in the financial markets or any stimulus plans will have a positive impact on the current economic situation. If the current unfavorable economic conditions continue, consumer purchases of our merchandise could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
Tight credit markets may have a negative effect on our business.
Distress in the financial markets, such as the distress experienced by the United States economy since late 2008, may result in diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Although we currently do not have any borrowings under our credit facility, tightening of the credit markets could make it more difficult for us to access funds, refinance any indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of the Company’s securities. Our credit facility also has financial covenants which, if not met, may lead our lender to terminate the agreement.

Our immediate cash requirements, which fluctuate daily, are deposited at financial institutions and may exceed federally insured limits. If the financial environment causes these financial institutions to become unstable or fail, we may experience losses on these deposit accounts.
Our cash investment strategies may have a negative effect on our business.
At present, we invest most of our cash in money market accounts and overnight federally-sponsored agency notes and U.S. Treasury bills with original maturities of 90 days or less. Our short-term investments consist primarily of U.S. Treasury bills with maturities of less than one year. The returns on these investments effectively reflect current market interest rates. As a result, market interest rate changes may negatively impact our net interest income or expense. We may invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, the value of which could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities’ financial condition, among other factors. As a result, the value or liquidity of our excess cash/investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.
Our success is dependent on our key personnel and our ability to attract and retain key personnel.
We believe that we have benefited substantially from the contributions of our senior management team. In addition, our ability to anticipate and effectively respond to changing merchandise trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other departments. We face intense competition in hiring and retaining these personnel. If we fail to retain and motivate our current personnel and attract new personnel, our business, financial condition and results of operations could be materially adversely affected. Also, the achievement of our expansion plans will depend, in part, on our ability to attract and retain additional qualified personnel as we expand.
We rely heavily on a limited number of key suppliers, the loss of any of which could cause a significant disruption to our business and negatively affect our business.
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2009, approximately 40% of the Company’s total product purchases were sourced through one agent and we expect to continue this relationship in 2010 and, perhaps beyond. The loss of this agent or any of the Company’s other key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. Key vendors may also be affected by natural disasters such as earthquakes, tsunamis and flooding which could adversely impact their operations. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices. Although we have not experienced any material disruptions in our sourcing in the past several years, any significant disruption of supply from any of these sources or supplier failures could have a material adverse effect on our business, financial condition and results of operations.

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
We expect to continue our sourcing from suppliers throughout the world, which may result in additional concentration of our sources. As a result, we face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:
•	political instability of foreign countries;
•	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the United States from countries or regions;
•	imposition of duties, taxes and other charges on imports;
•	local business practice and political issues, including strikes and other work stoppages and issues relating to compliance with domestic or international labor standards which may result in adverse publicity;
•	migration and development of manufacturers, which can affect where our products are or will be produced;
•	potential delays or disruptions in shipping and related pricing impacts, including delays or disruptions due to security considerations;
•	volatile fuel supplies and costs; and
•	the devaluation of the U.S. dollar against the foreign currencies of our suppliers’ countries which could adversely affect our product costs.
Any significant disruption of production from any of these sources could have a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected if the foreign manufacturers of our products do not use acceptable labor practices.
We require the third-party manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our staff and agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by these independent manufacturers could interrupt, or otherwise disrupt the shipment of products to us. The divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States could damage our reputation, which may result in a decrease in customer traffic to our stores, as well as purchasing through our catalogs and Internet site, and therefore could adversely affect our sales, net earnings, business, financial condition and results of operations.
Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business.
Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. The prices for these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, economic, climate and other unpredictable factors. We purchase the raw materials for approximately 11% of our finished products. Five vendors accounted for over 83% of the raw materials purchased directly by us in fiscal year 2009. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Some of these finished unit vendors purchase raw materials from the same suppliers as the Company. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. Fuel costs and labor costs could also have an adverse impact on our vendors’ manufacturing costs and on our freight and other costs. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business could have a material adverse impact on our business, financial condition and results of operations.
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
Our success depends, in part, on the volume of traffic in the retail centers in which our stores are located and the availability of suitable lease space.
Many of our stores are located in retail centers where sales are affected in part by the volume of customer traffic. Customer traffic may be adversely affected by the current economic environment and as a result we may experience reduced sales and store closings. In addition, a decline in the desirability of the shopping environment in a retail center, or a decline in the popularity of a retail center among our target consumers, could adversely affect our business, financial condition and results of operations.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs that allow us to maintain our profitability. We cannot be sure as to when or whether desirable locations will become available at reasonable costs. In addition, we must be able to renew our existing store leases on terms that meet our financial targets. Our failure to secure favorable locations and lease terms initially, and upon renewal, could result in our loss of market share and could have an adverse effect on our business, financial condition and results of operations.
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
Our dependence on our two distribution centers exposes us to the risk of a substantial disruption to our business.
We concentrate the distribution of our products in two adjacent distribution centers located in Hampstead, Maryland. Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores or our customers. If these distribution centers were to shut down or lose significant capacity for any reason, such as due to fire or other catastrophic event or natural disaster, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. Although we maintain business interruption and property insurance, we cannot assure you that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution centers or systems are shut down for any reason. These shut-downs could result in a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected by increased paper, printing and mailing costs.
Increases in postal rates, paper costs or printing costs would affect the cost of producing and distributing our catalog and promotional mailings and sales and marketing expenses. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. The unavailability of these discounts, as well as increases in future paper, printing and postal costs could adversely impact our earnings if we are unable to offset these increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems. This could result in a material adverse effect on our business, financial condition and results of operations.

Our efforts to protect and enforce our intellectual property rights or protect ourselves from the claims of third-parties may not be effective.
Our trademarks are important to our success and competitive position. We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION® and TRAVELERS CREASE ®, each of which is registered in the United States Patent and Trademark Office. We are susceptible to others imitating our products and infringing on our intellectual property rights. Imitation or counterfeiting of our products or other infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products alleged to be in violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to the marks that we license and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Our failure to adequately protect and enforce our intellectual property rights or protect ourselves from the claims of third parties could result in a material adverse effect on our business, financial condition and results of operations.
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
We face a number of risks relating to the maintenance of our information systems and our use of consumer information.
We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. In addition, we are increasingly dependent on the Internet, which is the primary channel of our Direct Marketing segment, and centralized computer systems and networks to process and transmit transactions and to store electronic information. It is critical that we maintain uninterrupted access to and operation of these systems. These systems, including our back-up systems, are subject to interruption or damage from power outages, computer and telecommunications failures, system capacity constraints, computer viruses, security breaches and catastrophic events such as fires, tornadoes and other natural disasters. If these systems cease to function properly or are damaged, we may suffer interruptions in our operations and we may be required to make a significant investment to fix or replace them. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.
We maintain a customer database which is important to our marketing efforts. Any limitations imposed on the use of this consumer data, whether imposed by federal, state, or local governments or business partners, could have an adverse effect on our future marketing activity. In addition, to the extent that our security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to financial and legal risks, which could expose us to liability and cause damage to our reputation or brand, in addition to the adverse effect on our business, financial condition and results of operations.

Our business has become increasingly dependent on promotional activity and a strong holiday season.
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2007, 2008 and 2009, we generated approximately 35%, 36% and 36%, respectively, of our annual net sales and approximately 53%, 52% and 50%, respectively, of our annual net income, which resulted, in part, from increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in the effectiveness of our increased promotional activity could adversely affect our sales. The current economic climate, including recessionary pressures, may cause such decreases to net sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins, especially during the fourth quarter, could have a disproportionate effect on our business, financial condition and results of operations. In addition, major winter storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.
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
Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock which are authorized and available for issuance under our restated certificate of incorporation.
After giving effect to the authorized but unissued shares of preferred stock designated as Series A Junior Participating Preferred Stock which are reserved for potential issuance pursuant to our Rights Agreement, we have available for issuance 50,000 shares of preferred stock, $1.00 par value per share. Our Board of Directors is authorized to issue any or all of these 50,000 shares, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The Company owns one facility located in Hampstead, Maryland, which houses, among other things, its principal executive offices and a distribution center, and leases its other distribution center also located in Hampstead, Maryland, adjacent to its owned facility. The Company believes that its existing facilities are well maintained and in good operating condition. The table below presents certain information relating to the Company’s property as of March 24, 2010:

Location	Gross Square Feet	Owned/Leased	Primary Function

Hampstead, Maryland	315,000	Owned	Offices, distribution center, catalog and Internet order and fulfillment and regional tailoring overflow shop

Hampstead, Maryland	289,000	Leased	Offices, distribution center, catalog and Internet order and fulfillment (Lease expires September 30, 2014, with option to renew through September 30, 2019)

Hampstead, Maryland	126,000	Leased	Offices, distribution center, catalog and Internet order and fulfillment (Lease expires January 31, 2013 with options to renew through September 30, 2019)
The Company also leases two tailoring facilities in Atlanta, Georgia and Kansas City, Kansas. In fiscal year 2010, we expect to expand and relocate the Atlanta facility and open a new tailoring facility in another region. Additional office space of approximately 3,000 square feet is leased in Florida.
As of January 30, 2010, the Company had 473 stores (including its seven outlet stores and 13 franchise stores). All Full-line Stores are leased, with the exception of one store which is located on property owned by the Company. The Full-line Stores average approximately 4,640 square feet as of fiscal year-end 2009, including selling, storage, tailor shop and service areas. The Full-line Stores range in size from approximately 1,000 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in annual fixed rental payments during the lease term.
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
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that is within the limits of the Company’s insurance coverage. The settlement is therefore not expected to have any impact on the Company’s financial statements. The Stipulation of Settlement (the “Stipulation”) entered into by the Company and MLAF includes a statement that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims asserted against the individual defendants. The U.S. District Court for Maryland has preliminarily approved the Stipulation and the settlement set forth therein, subject to further consideration at a settlement hearing scheduled for July 8, 2010. At the settlement hearing, the U.S. District Court for Maryland is expected to determine whether the proposed settlement of the Class Action on the terms and conditions provided for in the Stipulation is fair, reasonable, and adequate and should be approved. Although we expect that the U.S. District Court for Maryland will approve the proposed settlement of the Class Action, we cannot provide any assurance that such approval will occur.
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
On October 16, 2009, Norfolk County Retirement System (“NCRS”), derivatively and on behalf of the Company, filed a Verified Shareholder Derivative Complaint against the Company’s directors, one of its former directors, its Chief Financial Officer (collectively, the “Individual Defendants”) and, as nominal defendant, the Company, in the U.S. District Court for Maryland, Civil Action Number 1:09-cv-0269-BEL (the “2009 Derivative Action”). NCRS filed an Amended Verified Shareholder Derivative Complaint (the “Amended Derivative Complaint”) on or about March 10, 2010 and the Company and Individual Defendants moved to dismiss that complaint. The 2009 Derivative Action is based on factual allegations similar to those made in the Class Action and in the 2006 Derivative Action. The Amended Derivative Complaint alleges that the defendants breached various fiduciary duties and misappropriated corporate information from December 5, 2005 through the date of the complaint. It also asserts that (a) the Company’s Board breached its fiduciary duty in the fall of 2007 by appointing to the Company’s Special Litigation Committee individuals who, NCRS alleges, should not have served on that Committee; and (b) the Company’s Board breached its fiduciary duties in approving the settlement of the Class Action. It seeks on behalf of the Company unspecified damages, equitable relief, restitution and costs and attorneys’ fees.
On or about March 29, 2010, the Company and NCRS entered into a Stipulation Regarding Voluntary Dismissal of Derivative Action whereby NCRS agreed that the 2009 Derivative Action will be voluntarily dismissed with prejudice as to NCRS, and dismissed without prejudice as to the Company and Company shareholders other than NCRS. Neither NCRS nor its attorneys will receive from the Company, the Individual Defendants or their insurers payment of any kind with respect to the voluntary dismissal. The dismissal is subject to approval by the U.S. District Court for Maryland. Although we expect that the U.S. District Court for Maryland will approve the Stipulation and dismiss the 2009 Derivative Action, we cannot provide any assurance that such actions will take place.
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

On November 12, 2009, Casey J. Stewart, a former employee of the Company, on behalf of himself and all others similarly situated, filed a Complaint against the Company in the United States District Court for the Northern District of California (Case number CV 09 5348 PJH) alleging racial discrimination by the Company with respect to hiring and terms and conditions of employment. Pursuant to a Motion to Transfer Venue filed by the Company, the Complaint is now pending in the United States District Court for the Eastern District of California as Case number 2:10-cv-00481-GEB-DAD. The Complaint seeks, among other things, certification of the case as a class action, declaratory and injunctive relief, an order mandating corrective action, reinstatement, back pay, front pay, general damages, exemplary and punitive damages, costs and attorneys’ fees. The Company intends to defend this lawsuit vigorously.
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

	High	Low
1st Quarter fiscal 2010 (through March 24, 2010)	$51.81	$39.50

	Fiscal Year 2008		Fiscal Year 2009
	High	Low	High	Low
1st Quarter	$27.74	$18.81	$42.50	$19.61
2nd Quarter	32.68	21.63	42.46	29.50
3rd Quarter	41.71	21.20	48.92	34.88
4th Quarter	31.49	15.38	45.61	38.68
On March 24, 2010, the closing sale price of the Common Stock was $50.83.
Holders of Record of Common Stock
As of March 24, 2010, there were 66 holders of record of the Company’s Common Stock.
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

Performance Graph
The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from January 28, 2005 through January 29, 2010 of an initial investment of $100 invested in (a) Jos. A. Bank’s Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

		Total Return	Total Return
		Index	Index
	Jos. A. Bank	NASDAQ	NASDAQ
	Clothiers,	Stock Market	Retail Trade
	Inc.	(U.S.)	Stocks

January 28, 2005	$100.00	$100.00	$100.00
January 27, 2006	$175.90	$113.91	$108.45
February 2, 2007	$137.16	$122.76	$119.15
February 1, 2008	$119.41	$118.56	$105.49
January 30, 2009	$120.33	$58.34	$67.84
January 29, 2010	$183.65	$84.40	$100.67
This information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data as of January 30, 2010 and January 31, 2009 and for the three fiscal years ended January 30, 2010 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial data at February 2, 2008, February 3, 2007 and January 28, 2006 and for the fiscal years ended February 3, 2007 and January 28, 2006 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. All fiscal years, included and not included in these financial statements, end on the Saturday closest to January 31 of the respective year. Fiscal years 2005, 2007, 2008 and 2009 consisted of 52 weeks, while fiscal year 2006 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$464,633	$546,385	$604,010	$695,908	$770,316
Cost of goods sold	177,006	207,947	225,364	264,954	298,193

Gross profit	287,627	338,438	378,646	430,954	472,123
Operating expenses:
Sales and marketing	179,902	212,890	242,655	277,354	293,663
General and administrative	45,930	52,453	53,240	58,111	61,057

Total operating expenses	225,832	265,343	295,895	335,465	354,720

Operating income	61,795	73,095	82,751	95,489	117,403
Total other income (expense)	(1,794)	(938)	1,582	477	(20)

Income before provision for income taxes	60,001	72,157	84,333	95,966	117,383
Provision for income taxes	24,751	28,935	34,165	37,558	46,228

Net income	$35,250	$43,222	$50,168	$58,408	$71,155

Per share information—diluted(a):
Net income per share	$1.95	$2.36	$2.72	$3.17	$3.84
Diluted weighted average number of shares outstanding(a)	18,031	18,342	18,420	18,445	18,523
Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$7,344	$43,080	$82,082	$122,875	$21,853
Short-term investments	—	—	—	—	169,736
Working capital	96,856	136,562	187,134	246,127	323,260
Total assets	304,832	368,392	440,098	491,366	556,364
Revolving and term debt	5,797	412	—	—	-
Total noncurrent liabilities (including debt)	44,595	46,416	52,712	58,383	54,509
Stockholders’ equity	153,800	208,234	261,165	321,813	393,310
Other Data (as of end of fiscal year):
Number of stores(b)	324	376	422	460	473

(a)	On December 14, 2005, the Company’s Board of Directors declared a 25% common stock dividend payable on February 15, 2006 to stockholders of record as of January 27, 2006. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect the stock dividend.

(b)	Includes franchise stores.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K.
Overview
Net income in fiscal year 2009 increased 21.8% to approximately $71.2 million, as compared with approximately $58.4 million in fiscal year 2008. The increased earnings in fiscal year 2009 were primarily attributable to:
•	10.7% increase in net sales, driven by a 10.6% sales increase in the Stores segment and a 12.2% increase in the Direct Marketing segment sales, with overall gross profit margins decreasing by 60 basis points;
•	6.3% increase in comparable store sales;
•	180 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy costs, payroll costs, other variable selling costs and advertising and marketing costs; and
•	50 basis point decrease in general and administrative costs as a percentage of sales as the Company was able to leverage its corporate costs during the year.
The Company had 473 stores as of the end of fiscal year 2009, which consisted of 453 Full-line Stores, seven Company-owned outlet stores and 13 stores operated by franchisees. In the past seven years, the Company has continued to open new stores as infrastructure and performance have improved. As such, 50 new stores opened in fiscal year 2003, 60 new stores opened in fiscal year 2004, 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008 and 14 new stores opened in fiscal year 2009. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, including but not limited to a resulting lack of quality real estate opportunities.
The Company expects to open approximately 30 to 40 stores in fiscal year 2010 as quality real estate opportunities are beginning to open in the marketplace and the Company wants to expand its store base at a more rapid pace than it did in 2009. The Company previously believed that it could grow the chain to 600 stores by the end of fiscal year 2012. However, primarily as a result of the slowdown in store openings in fiscal year 2009, the Company may reach the 600 store level subsequent to 2012.
Capital expenditures are expected to be approximately $25 to $30 million in fiscal year 2010, primarily to fund the opening of approximately 30 to 40 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the cost of renovating or relocating several stores, of which $5 to $7 million is expected to be reimbursed through landlord contributions.
The Company expects inventories to increase in 2010 to support new store openings, sales growth and new business initiatives.
The Company ended fiscal year 2009 with $191.6 million in cash and cash equivalents and short-term investments, no revolving debt under its Credit Agreement and no term debt. The Company generated $84.7 million of cash from operating activities in fiscal year 2009 which included $71.2 million of net income, a $9.1 million increase in inventory levels and a $11.5 million reduction in accounts payable. This cash from operating activities funded, among other things, the $16.3 million in property, plant and equipment expenditures.
The Credit Agreement has a maturity date of April 30, 2010 and currently allows the Company to borrow a maximum revolving amount of $100 million based on a borrowing base formula. After giving effect to all then outstanding obligations and other limitations under the Credit Agreement, the amount that the Company was entitled to borrow under the Credit Agreement (“Excess Availability”) was $100 million at fiscal year-end 2009. Based on its current cash and short-term investment positions, its current and projected cash needs and market conditions, the Company does not expect to negotiate an extension of the Credit Agreement or enter into a new credit agreement by April 30, 2010.

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
Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2009) are of classic traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers and white and blue button-down shirts, etc. All product categories are monitored closely to ensure that aging goals are achieved to limit the need to sell significant amounts of product below cost. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in the Company’s outlet stores, through the Internet website or on clearance at the Full-line Stores, typically within 24 months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.9 million, $1.4 million and $1.2 million in fiscal years 2007, 2008 and 2009, respectively. The Company reduces the carrying amount of its current inventory value for product that may be sold below its cost. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. During fiscal years 2007, 2008 and 2009, the Company recognized impairment charges of $0.8 million, $1.2 million and $1.6 million, respectively, relating to several stores within its Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal year 2009 was estimated to be $0.3 million. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures”, since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of the Company’s best estimates and the discount rates which the Company believes are representative of arms-length third-party required rates of returns.
Lease Accounting. The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commences on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements are recorded as deferred rent resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

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
Recently Issued Accounting Standards— In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
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

	Percentage of Net Sales
	Fiscal Year
	2007	2008	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	37.3	38.1	38.7
Gross profit	62.7	61.9	61.3
Sales and marketing expenses	40.2	39.9	38.1
General and administrative expenses	8.8	8.4	7.9
Total operating expenses	49.0	48.2	46.0
Operating income	13.7	13.7	15.2
Total other income (expense)	0.3	0.1	—
Income before provision for income taxes	14.0	13.8	15.2
Provision for income taxes	5.7	5.4	6.0
Net income	8.3%	8.4%	9.2%
Fiscal Year 2009 Compared to Fiscal Year 2008
Net Sales—Net sales increased 10.7% to $770.3 million in fiscal year 2009, as compared with $695.9 million in fiscal year 2008. The Stores segment sales increased 10.6% in fiscal year 2009 due primarily to a 6.3% increase in comparable Store sales and the opening of 14 new stores (and the closing of one store) as shown below. Comparable store sales include merchandise sales generated in all Company-owned stores that have been open for at least thirteen full months. The 6.3% increase in comparable store sales in fiscal year 2009 was led by increased traffic (as measured by number of transactions), higher items per transaction and higher dollars per transaction. Comparing fiscal year 2009 to fiscal year 2008, Direct Marketing sales increased 12.2%, driven by increases in sales in the Internet channel, which represents the major portion of this reportable segment, partially offset by the continued decline of sales through the catalog call center. The sales increase in the Internet channel was largely related to the Company’s upgrade of its existing Internet infrastructure. The updated platform was rolled out in the third quarter of fiscal year 2009 and added certain features to further enhance the customer shopping experience, in addition to supporting many of the creative promotional and sale events that were previously offered only in the Company’s Stores segment.
All major product categories generated unit sales increases in fiscal year 2009, led by sales of suits followed by sales of sportswear and other tailored clothing. Sales of the more luxurious Signature and Signature Gold products, which together represented over 25% of total merchandise sales in fiscal year 2009, increased by over 20% as compared to fiscal year 2008. For fiscal year 2009, suits represented over 30% of total merchandise sales. Merchandise sales exclude tailoring and franchise fee revenue.

The following table provides information regarding the number of stores opened and closed during fiscal years 2008 and 2009:

	Fiscal Year 2008		Fiscal Year 2009
		Square		Square
	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the year	422	1,935	460	2,091
Stores opened	40	164	14	45
Stores closed	(2)	(8)	(1)	(5)

Stores open at the end of the year	460	2,091	473	2,131

*	Square feet are presented in thousands and exclude the square footage of the Company’s franchise stores. Square feet include a net decrease of 11 square feet in fiscal year 2009 due to relocations or renovations in several stores.
Gross Profit—Gross profit (net sales less cost of goods sold) totaled $472.1 million or 61.3% of net sales in fiscal year 2009, as compared with $431.0 million or 61.9% of net sales in fiscal year 2008, an increase in gross profit dollars of $41.1 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 60 basis points. As stated in this Annual Report on Form 10-K, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company continued to experience certain of these risks during fiscal year 2009, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity. These declines were partially offset by higher initial mark-ups, particularly during the second half of fiscal year 2009. The lower merchandise gross margins were partially offset by lower freight costs in fiscal year 2009 compared to the same period in fiscal year 2008. The Company expects to continue to be subject to gross profit risks in the future. Additionally, the Company’s gross margin may be negatively impacted during the development phase of some of its new business initiatives such as its tuxedo rental business. Except for the gross profit margins on the dress shirts category which increased slightly, gross profit margins declined across all the other major product categories due primarily to higher promotional activity in fiscal year 2009.
The Company’s gross profit represents net sales less cost of goods sold. Cost of goods sold primarily includes the cost of merchandise, the cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Sales and Marketing Expenses—Sales and marketing expenses, which consist primarily of a) Full-line Store, outlet store and direct marketing occupancy, payroll, selling and other variable costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses, increased to $293.7 million in fiscal year 2009 from $277.4 million in fiscal year 2008. As a percentage of net sales, sales and marketing expenses decreased to 38.1% in fiscal year 2009, as compared with 39.9% in fiscal year 2008. The decrease as a percentage of net sales was driven primarily by the leveraging of occupancy costs, store employee compensation costs, other variable selling costs and advertising and marketing costs. The improved leverage for these cost categories was achieved primarily through cost control initiatives, rent and vendor negotiations and process improvements. The $16.3 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 14 new stores in fiscal year 2009, a full year of costs from the 40 new stores opened in fiscal year 2008, higher sales and expanded advertising programs. The cost increases include a) $6.8 million of payroll, benefits and related costs, b) $4.0 million of occupancy costs, c) $4.1 million of media advertising, catalog and other marketing costs, which occurred primarily in the fourth quarter to support the needs of the highest sales season, and d) $1.4 million of other variable selling costs. The Company expects sales and marketing expenses to increase in fiscal year 2010 primarily as a result of opening new stores (30 to 40 stores) in fiscal year 2010, the full year operation of stores that were opened during fiscal year 2009 and an increase in advertising expenditures.

General and Administrative Expenses—General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, increased $3.0 million in fiscal year 2009 to $61.1 million from $58.1 million in fiscal year 2008. As a percentage of net sales, G&A expenses decreased to 7.9% in fiscal year 2009, as compared with 8.4% in fiscal year 2008. The decrease as a percentage of net sales was driven primarily by the leveraging of the Company’s corporate costs primarily through cost control initiatives. The increase in G&A expenses was primarily due to higher total corporate costs, including payroll, all company incentive compensation, taxes and other corporate overhead costs. The net increase in corporate costs of $2.8 million was primarily driven by a) $1.0 million of higher payroll, incentive compensation and group medical costs, b) $0.4 million of higher occupancy costs, and c) $1.4 million of higher other overhead costs, which was driven largely by higher professional fees. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.
Distribution center costs increased $0.2 million in fiscal year 2009, primarily due to a) $0.1 million of higher payroll costs and b) $0.1 million of higher occupancy, supplies, postage and other miscellaneous costs. The Company expects distribution center costs to increase in fiscal year 2010 as it expects to process an increasing amount of inventory units to support future growth and increased costs related to additional leased warehousing space.
Other Income (Expense)—Other income (expense) for fiscal year 2009 was less than $0.1 million of expense as compared to $0.5 million of income for fiscal year 2008. The decrease was due primarily to lower interest income which resulted from lower average market interest rates in fiscal year 2009 as compared to fiscal year 2008, partially offset by higher average cash and cash equivalents and short-term investment balances during fiscal year 2009.
Income Taxes— The fiscal year 2009 effective income tax rate was 39.4%, as compared with 39.1% for fiscal year 2008. The increase is primarily related to higher state taxes in fiscal year 2009. The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. In November 2009, the IRS began an examination of the Company’s tax returns for fiscal years 2007 and 2008, which is currently in progess. For the years before fiscal year 2006, the majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities.
Fiscal Year 2008 Compared to Fiscal Year 2007
Net Sales— Net sales increased 15.2% to $695.9 million in fiscal year 2008 compared with $604.0 million in fiscal year 2007. The Stores segment sales increased 17.4% in fiscal year 2008 due primarily to an 8.9% increase in comparable store sales and the opening of 40 new stores (and the closing of 2 stores) as shown below. The 8.9% increase in comparable store sales in fiscal year 2008 was led by increased traffic, higher items per transaction and higher dollar amounts per transaction. Comparing fiscal year 2008 to fiscal year 2007, Direct Marketing sales decreased 0.2%, which was primarily driven by the continued decline of catalog sales, partially offset by an increase in sales in the Internet channel which represented the major portion of this reportable segment.
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

Gross Profit— Gross profit totaled $431.0 million or 61.9% of net sales in fiscal year 2008, as compared with $378.6 million or 62.7% of net sales in fiscal year 2007, an increase in absolute dollars of $52.3 million and a decrease in the gross profit margin of 80 basis points. As stated in this Annual Report on Form 10-K, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during fiscal year 2008, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity to drive higher sales and gross profit dollars, especially in the fourth quarter where the gross profit margin declined 180 basis points to 60.5%, partially offset by higher initial mark-ups. In addition, during the earlier part of fiscal year 2008, the Company’s gross profit margin was negatively impacted by increased freight costs, but through certain operational changes, the Company was able to stabilize these costs and for the full year of fiscal year 2008, freight costs as a percentage of sales were relatively comparable to the prior year. Gross profit margins declined across all major product categories, except the suits category, due primarily to the higher promotional activity.
Sales and Marketing Expenses— Sales and marketing expenses increased to $277.4 million in fiscal year 2008 from $242.7 million in fiscal year 2007. As a percent of net sales, sales and marketing expenses decreased to 39.9% in fiscal year 2008, as compared with 40.2% in fiscal year 2007. The $34.7 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 40 new stores in fiscal year 2008, a full year of costs from the 48 new stores opened in fiscal year 2007, and expanded advertising programs. The cost increases include a) $13.3 million of occupancy costs, b) $10.5 million of payroll, benefits and related costs, c) $6.3 million of media advertising, catalog and other marketing costs, and d) $4.6 million of credit card and other variable selling costs.
General and Administrative Expenses— G&A expenses increased $4.9 million in fiscal year 2008, as compared with fiscal year 2007. As a percent of net sales, G&A expenses decreased to 8.4% in fiscal year 2008, as compared with 8.8% in fiscal year 2007. Total corporate costs, including payroll, all company incentive compensation, taxes and other corporate overhead costs, increased $4.5 million. The net increase in corporate costs was primarily driven by a) higher payroll and incentive compensation costs of $3.7 million, b) higher travel costs of $0.3 million, c) higher other overhead costs of $1.1 million due partly to a benefit of $0.5 million recognized in fiscal year 2007 related to a state grant, d) lower occupancy costs of $0.4 million, and e) lower benefits costs of $0.2 million primarily related to the Company’s group healthcare costs.
Distribution center costs increased $0.4 million in fiscal year 2008, primarily due to a) higher benefits costs of $0.2 million, and b) higher occupancy, supplies, postage and other miscellaneous costs of $0.2 million.
Interest Income (Expense)— Other income (expense) was $0.5 million in fiscal year 2008 compared to $1.6 million in fiscal year 2007, a decrease of $1.1 million. The decrease in fiscal year 2008 was due primarily to lower interest income which resulted from lower average market interest rates as compared to fiscal year 2007, partially offset by higher average cash and cash equivalents balances during the year.
Income Taxes— The fiscal year 2008 effective income tax rate decreased to 39.1%, as compared with 40.5% in fiscal year 2007. The effective rate was favorably impacted by the Company’s leadership succession plan, approved during the third quarter, which enabled the Company to fully deduct all employee compensation expense incurred by the Company in fiscal year 2008. In fiscal year 2007, a portion of the employee compensation expense deduction was limited under Internal Revenue Code Section 162(m). The benefit of this change was approximately $1.2 million of lower tax expense.
Liquidity and Capital Resources
The Company’s cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes and the Company’s short-term investments consist of U.S. Treasury bills with maturities of less than one year. The Company ended fiscal year 2009 with $21.9 million of cash and cash equivalents and $169.7 million of short-term investments, for a total of $191.6 million, as compared with a cash balance of $122.9 million at the end of fiscal 2008. The Company had no revolving debt under the Credit Agreement and no term debt at the end of fiscal year 2009 and fiscal year 2008.
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

Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At January 30, 2010 and January 31, 2009, there were no revolving borrowings outstanding under the Credit Agreement and the Excess Availability was $100 million and $99.6 million, respectively. Based on its current cash and short-term investment positions, its current and projected cash needs and market conditions, the Company does not expect to negotiate an extension of the Credit Agreement or enter into a new credit agreement by April 30, 2010.
The following table summarizes the Company’s sources and uses of funds as reflected in the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year
	2007	2008	2009
Cash provided by (used in):
Operating activities	$63,712	$73,540	$84,748
Investing activities (Including $169,736 of short-term investment purchases in fiscal year 2009)	(27,401)	(34,908)	(186,069)
Financing activities	2,691	2,161	299

Net increase (decrease) in cash and cash equivalents	$39,002	$40,793	$(101,022)

Cash provided by the Company’s operating activities of $84.7 million in fiscal year 2009 was primarily impacted by net income of $71.2 million and depreciation and amortization of $22.4 million, offset by an increase in net operating working capital and other operating items of $8.9 million. The increase in operating working capital and other operating items included an increase of $9.1 million in inventories due largely to the opening of new stores and a reduction in accounts payable totaling $11.5 million related primarily to the timing of payments to vendors. These cash outflows were partially offset by an increase of $12.1 million in accrued expenses related primarily to higher accrued compensation and accrued income taxes. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
Cash used for investing activities during fiscal year 2009 of $186.1 million relates primarily to payments for capital expenditures of $16.3 million and $169.7 million of net purchases of short-term investments. The capital expenditures in fiscal year 2009 related to the opening of 14 stores, the renovation and/or relocation of several stores, the replacement of the Company’s existing Internet infrastructure and payments for various system initiatives. In addition, capital expenditures for fiscal year 2009 include payments of property, plant and equipment additions accrued at year-end fiscal year 2008 related to stores opened in fiscal year 2008.
Cash provided by financing activities for fiscal year 2009 of $0.3 million relates to net proceeds from the exercise of stock options (including the related tax benefits).
Cash provided by the Company’s operating activities in fiscal year 2008 was primarily impacted by net income of $58.4 million and depreciation and amortization of $20.6 million, offset by an increase in net operating working capital and other operating items of $5.5 million. The increase in operating working capital and other operating items included an increase of $2.4 million in inventories and a reduction in accounts payable of $17.6 million related primarily to the timing of payments to vendors. These cash outflows were partially offset by an increase totaling $12.6 million in accrued expenses and deferred rent primarily related to new store growth and higher accrued advertising expenses. Cash used in investing activities during fiscal year 2008 of $34.9 million relates primarily to payments for capital expenditures for new stores, information systems and renovated stores. Cash provided by financing activities for fiscal year 2008 of $2.2 million relates to net proceeds from the exercise of stock options (including the related tax benefits).

Cash provided by the Company’s operating activities in fiscal year 2007 was primarily impacted by net income of $50.2 million and depreciation and amortization of $18.5 million, offset by an increase in net operating working capital and other operating items of $5.0 million. The increase in operating working capital and other operating items included an increase of $23.4 million in inventories primarily related to new store growth and the expansion of certain core products during fiscal year 2007. In addition, operating working capital and other operating items included a total increase of $21.4 million in accounts payable, accrued expenses and noncurrent lease obligations primarily related to the store growth and higher accrued taxes related to the increased earnings. Cash used in investing activities during fiscal year 2007 of $27.4 million relates primarily to payments for capital expenditures for new stores, information systems and renovated stores. Cash provided by financing activities for fiscal year 2007 of $2.7 million relates to net proceeds from the exercise of stock options (including the related tax benefits).
Capital expenditures are expected to be approximately $25 to $30 million in fiscal year 2010, primarily to fund the opening of approximately 30 to 40 new stores, the renovation and/or relocation of several stores and the implementation of various systems projects. Management believes that the Company’s existing cash, short-term investments and cash flows from operating activities will be sufficient to fund its planned capital expenditures and operating expenses for fiscal year 2010.
The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which $5 to $7 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal year 2009, the Company negotiated approximately $2.8 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal year 2009 and fiscal year 2008.

		Amounts	Amounts	Amounts
		Collected	Collected in	Outstanding
	Negotiated	in Fiscal	Fiscal Year	January 31,
	Amounts	Year 2008	2009	2010
	(in thousands)
Fiscal Year 2008 Store Openings (40 Stores)	$10,513	$6,373	$3,901	$239
Fiscal Year 2009 Store Openings (14 Stores)	2,829	—	2,170	659

	$13,342	$6,373	$6,071	$898

The majority of the remaining balances of the landlord contributions to be collected by the Company for the stores opened and renovated in fiscal years 2008 and 2009 are expected to be received in fiscal year 2010.
The Company expects inventories to increase in 2010 to support new store openings, sales growth, and new business initiatives.
Off-Balance Sheet Arrangements— The Company has no off-balance sheet arrangements other than its operating lease agreements.
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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of January 30, 2010:

	Payments Due by Fiscal Year (in thousands)
	2010	2011-2013	2014-2015	Beyond 2015	Total (d)
Operating leases (a) (b)	$57,931	$158,586	$70,144	$54,023	$340,684
Related Party Agreement (c)	825	825	—	—	1,650
License agreement (e)	165	495	330	—	990

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to January 30, 2010. (see Note 9 to the Consolidated Financial Statements).

(b)	Excludes contingent rent and other lease costs.

(c)	Related to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives (see Note 13 in the Consolidated Financial Statements).

(d)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under his name.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At fiscal year-end 2009, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency and does not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of its suppliers could have a material adverse effect on the Company’s product costs and resulting gross profit. The Company’s interest on borrowings under its Credit Agreement is at a variable rate based on the prime rate or LIBOR, and may include a spread over or under the applicable rate. Further, the Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $1.4 million in fiscal year 2009.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 30, 2010.
Management’s Annual Report on Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 30, 2010, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the internal control over financial reporting of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2010 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Baltimore, Maryland
March 31, 2010

Item 9B. OTHER INFORMATION
2009 Cash Incentive Program
On March 30, 2010, the Company’s Compensation Committee determined the amounts payable to the Company’s executive officers earned under the Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan (the “Management Incentive Plan”). The amounts under this plan are as follows: R. Neal Black, President and Chief Executive Officer — $1,500,000; Robert B. Hensley, Executive Vice President for Human Resources, Real Estate and Loss Prevention — $308,750; David E. Ullman, Executive Vice President and Chief Financial Officer — $292,500; Gary Merry, Executive Vice President for Store and Catalog Operations — $230,750; and James W. Thorne, Executive Vice President for Merchandising and Chief Merchandising Officer — $227,500.
In addition, on March 30, 2010, the Company’s Compensation Committee determined, that as a result of the Company’s strong financial performance in fiscal year 2009 despite a continued generally weak United States economy, it was appropriate to reward the Company’s executive officers with discretionary bonuses for fiscal year 2009. The amounts awarded are as follows: Mr. Black - $230,000; Mr. Hensley — $50,000; Mr. Ullman — $60,000; Mr. Merry — $125,000; and Mr. Thorne - $125,000.
Also on March 30, 2010, the Company’s Compensation Committee amended each of the executive officers employment agreements, with the exception of Mr. Black, extending the terms through January 31, 2012 and adjusting the annual base salaries for the 2010 fiscal year. These amendments are attached as Exhibits 10.3(c), 10.5(a), 10.8(e) and 10.11(b), to this Annual Report on Form 10-K.
Approval of Deferred Compensation and Equity Incentive Plans
On March 30, 2010, the Board of Directors (a) approved the Jos. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”) and (b) approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”). The below summaries of the Deferred Compensation Plan and the Equity Incentive Plan are qualified in their entirety by reference to the Deferred Compensation Plan and the Equity Incentive Plan, copies of which are attached as Exhibits 10.17 and 10.18, respectively, to this Annual Report on Form 10-K.
Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified, unfunded plan designed to provide a select group of the Company’s senior management (which includes each of the named executive officers) and highly compensated employees, and non-employee directors, with the opportunity to accumulate capital by deferring compensation on a pre-tax basis, and to provide the Company with a method of rewarding and retaining these individuals by providing them with a means to defer receipt of cash and shares of common stock associated with future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards.
Directors who participate in the Deferred Compensation Plan may defer either all of or none of any future restricted stock unit awards or other incentive compensation and either all of or none of their retainer fees, meeting fees, Board Chairman fees, Lead Director fees and Committee Chairman fees. Employees who participate in the Deferred Compensation Plan may defer either all of or none of any future restricted stock unit awards and any performance share awards and up to 15% of base salary and up to 25% of cash bonuses and incentive awards.
All cash and awards that are to be deferred under the Deferred Compensation Plan will be deemed invested in Company common stock equivalent units. In the case of stock-based awards that are deferred, the number of common stock equivalent units credited to a participant’s account will be based on the number of shares underlying those awards. In the case of cash deferrals, the number of common stock equivalent units credited to a participant’s account will be based on the Company’s share price on the date of the deemed investment. If stock-based awards are subject to a vesting condition, the investment in stock unit equivalents will be deemed to occur on the date that the award vests.
The account balances of directors will be distributed upon the director’s separation from service. At the time that an Employee makes each deferral election, he or she may choose between a distribution upon separation from service (subject to a 6-month delay applicable to certain officers) or payment at a scheduled future date of 5 years or 10 years following the end of the year in which such election becomes irrevocable. Regardless of election, distributions will be made upon the first to occur of (a) separation from service, (b) occurrence of the 5 or 10 year scheduled distribution date, as applicable (in the case of employees), (c) a change in control of the Company or (d) death. Distributions under the Deferred Compensation Plan will generally be paid in shares of Company common stock, with fractional shares paid in cash. However, the Company’s Compensation Committee will have the discretion to make a determination that distributions will be paid in cash or a combination of cash and shares. In the event of an unforeseeable emergency, a participant will be permitted, subject to plan rules, to elect a hardship distribution from his or her account prior to the otherwise applicable payment date.

Equity Incentive Plan. The principal purposes of the Equity Incentive Plan are to promote the interests of the Company and its stockholders by providing employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. In addition, the Equity Incentive Plan is designed to permit the grant of performance-based awards in compliance with the requirements of Section 162(m) of the Internal Revenue Code. There are no shares currently available for issuance under the Company’s previously approved equity incentive plans. As a result, the Company’s executive compensation program consists almost exclusively of cash payments in the form of base salary and non-equity incentive compensation. If the Equity Incentive Plan is approved by the Company’s stockholders, it will authorize the Company’s Compensation Committee to grant the following awards:
•	restricted stock units;
•	restricted stock;
•	stock options (including options intended to be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code);
•	stock appreciation rights; and
•	other stock- or cash-based awards, which may include performance-based awards intended to comply with the requirements of Section 162(m) of the Internal Revenue Code.
The Equity Incentive Plan would reserve 1,000,000 shares of the Company’s common stock for issuance pursuant to awards to be granted under the Equity Incentive Plan, subject to adjustment for stock dividends, stock splits, extraordinary cash dividends, recapitalizations, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations or exchanges of shares. Unless earlier terminated by the Company’s Board of Directors, the Equity Incentive Plan will expire on the tenth anniversary of the date it is approved by the Company’s stockholders.
The Equity Incentive Plan will be submitted to the Company’s stockholders for approval at the Company’s annual meeting of stockholders in June 2010. Accordingly, the Company’s 2010 Proxy Statement will include a detailed summary of the Equity Incentive Plan, including disclosure of grants anticipated to be made in the event stockholders approve the Equity Incentive Plan.
2010 Cash Incentive Program
On March 30, 2010, the Company’s Compensation Committee established the 2010 Cash Incentive Program (the “2010 Cash Incentive Program”), which includes award targets granted under the Management Incentive Plan, with respect to incentive bonuses to be earned for fiscal year 2010. The Management Incentive Plan permits the Company to pay incentive bonuses that meet the requirements for performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. Under the 2010 Cash Incentive Program, each named executive officer is notified by the Company of the percentage of that participant’s base salary up to which that participant is eligible to earn as a maximum award and the goals which must be achieved to be eligible to receive a payment under the 2010 Cash Incentive Program. For fiscal year 2010, Mr. Black is eligible to receive an award of up to 200% of his base salary and Messrs. Ullman, Hensley, Merry and Thorne are each eligible to receive an award of up to 65% of their respective base salaries.

The performance goals under the 2010 Cash Incentive Program are based upon the Company earning net income within or above a specified range (the “Eligibility Range”). With respect to the named executive officers other than the Chief Executive Officer, the following “personal” goals may also be considered and utilized by the Compensation Committee in its exercise of negative discretion in reducing the amount of an award that would otherwise be paid as a result of the level of the net income achieved by the Company: (i) the participant receiving an overall job performance rating of “Effective” or better (the equivalent of 3 out of 5); (ii) the participant complying with the Company’s Code of Conduct, Associate Manual and other rules, regulations and policies and not engaging in any dishonest acts or other acts that are or may be detrimental to customers, fellow associates or the Company; and (iii) attainment of specific goals for departmental or individual performance. For purposes of the 2010 Cash Incentive Program, “net income” is the reported net income of the Company for fiscal year 2010 and is therefore determined after deduction for all incentive plan and other compensation expenses. The Eligibility Range and the other performance goals under the 2010 Cash Incentive Program were approved by the Compensation Committee on March 30, 2010. If the Company’s net income is below the Eligibility Range, an award payment may not be authorized. If the Company’s net income is within the Eligibility Range, the percentage of the award target which participants are eligible to earn increases as net income increases, up to 100%. If the Company’s net income is at or above the highest level of net income within the Eligibility Range, each participant is eligible to earn the participant’s maximum award target. All award payments under the 2010 Cash Incentive Program, if payable, are expected to be settled in cash. If the Company’s Equity Incentive Plan is approved by stockholders, then the Compensation Committee will have the discretion to settle awards payable under the Management Incentive Plan in cash, shares of common stock or a combination of cash and stock.
The Compensation Committee has the discretion to make award payments in an amount less than the pre-established award targets, even if the objective business criteria are achieved. In deciding whether, and to what extent, to pay an award payment to each named executive officer (other than the Chief Executive Officer), an important factor considered by the Compensation Committee, in exercising its discretion to reduce an award, is the Chief Executive Officer’s evaluation of the individual performance of the named executive officer. Generally, the Chief Executive Officer makes his recommendation based upon his evaluation of the named executive officer’s individual contributions to the performance of the Company and such other factors as he may deem relevant. The final determination of all award payments to the named executive officers is made by the Compensation Committee; however, the Compensation Committee may not use these subjective criteria to increase the amount of any award that is otherwise payable at a specific level based upon the attainment of the objectively determined amount of net income.
For the 2010 Cash Incentive Program, the Eligibility Range is $71.2 million to $78.4 million of net income. If the Company earns less than $71.2 million of net income, no participant is entitled to an award payment. At $71.2 million of net income, Mr. Black is eligible to receive up to 30% of the maximum award target and Messrs. Ullman, Hensley, Merry and Thorne are eligible to receive up to approximately 15% of the maximum award targets. At or above $78.4 million of net income, each participant is eligible to receive up to 100% of the participant’s maximum award target. Between $71.2 million and $78.4 million of net income, the percentage of the award target which each participant is eligible to receive will increase as net income increases.
Modification of the Management Incentive Plan
On March 30, 2010, the Company’s Compensation Committee amended the Management Incentive Plan to add a clawback provision. Under this provision, the Company will, to the extent permitted by governing law, require reimbursement of any cash or stock-based incentive compensation paid under the Management Incentive Plan to any named executive officer where: (i) the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a substantial restatement, and (ii) in the Compensation Committee’s view the officer engaged in fraud or misconduct that caused or partially caused the need for the substantial restatement.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The disclosure required under Item 10, other than the following information concerning the Company’s code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Proposal One — Election of Directors,” “ Executive Compensation and Related Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” if filed by May 31, 2010 (the first business day following 120 days from the close of fiscal year-end 2009) or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2010.
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

Item 11. EXECUTIVE COMPENSATION
The disclosure required under Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” if filed by May 31, 2010 or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure required under Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” if filed by May 31, 2010 or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2010.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure required under Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Transactions with Related Persons” and “Proposal One — Election of Directors” if filed by May 31, 2010 or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2010.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure required under Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the section entitled “Proposal Two — Ratification of Registered Public Accounting Firm” if filed by May 31, 2010 or (b) filing an amendment to this Form 10-K which contains the required information by May 31, 2010.
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

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†

10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(16)†

10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(19)†

10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(10)†

10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(19)†

10.5(a)	—	Employment Agreement, dated as of March 30, 2010, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†

10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(16)†

10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(19)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†

10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†

10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†

10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(16)†

10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(19)†

10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†

10.9	—	Employment Agreement, dated as of September 9, 2008, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(18)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†

10.10(a)	—	Written description of 2008 base salary for Jerry DeBoer.*(16)†

10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.*(17)†

10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(19)†

10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†

10.12	—	2002 Long-Term Incentive Plan.*(6)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(9)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(22)†

10.15	—	Form of Officer and Director Indemnification Agreement.*(21)†

10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(21)†

10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(21)†

10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(21)†

10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(21)†

10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(21)†

10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(21)†

10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(21)†

10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(21)†

10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(21)†

10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(20)†

10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(22)†

10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(22)†

10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(22)†

10.19	—	Summary of 2009 Cash and 2010 Cash Incentive Programs.*(22)†

21.1	—	Company subsidiaries.*(10)

23.1	—	Consent of Deloitte & Touche LLP.*(22)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(22)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(22)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(22)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(22)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.

*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.

*(7)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

*(9)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(10)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

*(11)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(12)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(13)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.

*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.
*(15)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.

*(16)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.

*(19)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

*(20)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.

*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.

*(22)	—	Filed herewith

†	—	Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and January 30, 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 31, 2009 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Baltimore, MD
March 31, 2010

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2009 AND JANUARY 30, 2010
(In Thousands, Except Share Information)

	January 31, 2009	January 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,875	$21,853
Short-term investments	—	169,736
Accounts receivable, net	7,404	5,860
Inventories	209,242	218,321
Prepaid expenses and other current assets	17,776	16,035

Total current assets	357,297	431,805
NONCURRENT ASSETS:
Property, plant and equipment, net	133,588	124,139
Other noncurrent assets	481	420

Total assets	$491,366	$556,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,774	$18,225
Accrued expenses	74,792	85,256
Deferred tax liability — current	6,604	5,064

Total current liabilities	111,170	108,545
NONCURRENT LIABILITIES:
Long-term debt	—	—
Deferred rent	54,743	51,853
Deferred tax liability — noncurrent	2,605	1,608
Other noncurrent liabilities	1,035	1,048

Total liabilities	169,553	163,054

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 45,000,000 shares authorized, 18,290,977 issued and outstanding at January 31, 2009 and 18,351,162 issued and outstanding at January 30, 2010	182	183
Additional paid-in capital	82,951	83,249
Retained earnings	238,668	309,823
Accumulated other comprehensive gains	12	55

Total stockholders’ equity	321,813	393,310

Total liabilities and stockholders’ equity	$491,366	$556,364

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED FEBRUARY 2, 2008, JANUARY 31, 2009 AND JANUARY 30, 2010
(In Thousands, Except Per Share Information)

	Fiscal Year
	2007	2008	2009
NET SALES	$604,010	$695,908	$770,316
Cost of goods sold	225,364	264,954	298,193

GROSS PROFIT	378,646	430,954	472,123

OPERATING EXPENSES:
Sales and marketing, including occupancy costs	242,655	277,354	293,663
General and administrative	53,240	58,111	61,057

Total operating expenses	295,895	335,465	354,720

OPERATING INCOME	82,751	95,489	117,403
OTHER INCOME (EXPENSE):
Interest income	1,937	856	375
Interest expense	(355)	(379)	(395)

Total other income (expense)	1,582	477	(20)

Income before provision for income taxes	84,333	95,966	117,383
Provision for income taxes	34,165	37,558	46,228

NET INCOME	$50,168	$58,408	$71,155

PER SHARE INFORMATION
Earnings per share:
Basic	$2.77	$3.21	$3.89
Diluted	$2.72	$3.17	$3.84
Weighted average shares outstanding:
Basic	18,128	18,214	18,301
Diluted	18,420	18,445	18,523
The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 2, 2008, JANUARY 31, 2009 AND JANUARY 30, 2010
(In Thousands, Except Share Information)

					Accumulated
			Additional		other	Total
	Shares of	Common	paid-in	Retained	comprehensive	stockholders’
	common stock	stock	capital	earnings	(losses) gains	equity

BALANCE, FEBRUARY 3, 2007	18,039,826	$180	$78,101	$130,092	$(139)	$208,234

Net income	—	—	—	50,168	—	50,168
Adjustment to minimum pension liability, net of tax effect of $47	—	—	—	—	72	72

Comprehensive income						50,240
Issuance of common stock pursuant to Incentive Option Plan	139,545	1	1,868	—	—	1,869
Income tax benefit from exercise of non-qualified stock options	—	—	822	—	—	822

BALANCE, FEBRUARY 2, 2008	18,179,371	181	80,791	180,260	(67)	261,165

Net income	—	—	—	58,408	—	58,408
Adjustment to minimum pension liability, net of tax effect of $50	—	—	—	—	79	79

Comprehensive income						58,487
Issuance of common stock pursuant to Incentive Option Plan	111,606	1	1,535	—	—	1,536
Income tax benefit from exercise of non-qualified stock options	—	—	625	—	—	625

BALANCE, JANUARY 31, 2009	18,290,977	182	82,951	238,668	12	321,813

Net income	—	—	—	71,155	—	71,155
Adjustment to minimum pension liability, net of tax effect of $30	—	—	—	—	43	43

Comprehensive income						71,198
Issuance of common stock pursuant to Incentive Option Plan	60,185	1	233	—	—	234
Income tax benefit from exercise of non-qualified stock options	—	—	65	—	—	65

BALANCE, JANUARY 30, 2010	18,351,162	$183	$83,249	$309,823	$55	$393,310

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 2, 2008, JANUARY 31, 2009 AND JANUARY 30, 2010
(In Thousands)

	Fiscal Year
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,168	$58,408	$71,155
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in deferred taxes	(3,150)	1,311	(2,537)
Depreciation and amortization	18,477	20,609	22,382
Loss on disposition of assets	281	279	160
Asset impairment charges	833	1,240	1,554
Non-cash recognition of state grant	(485)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(662)	(1,549)	1,544
Increase in inventories	(23,354)	(2,417)	(9,079)
(Increase) decrease in prepaids and other current assets	(10)	817	1,741
Decrease in non-current assets	27	27	61
Increase (decrease) in accounts payable	5,700	(17,609)	(11,549)
Increase in accrued expenses	7,602	8,018	12,120
Increase (decrease) in deferred rent	8,132	4,558	(2,890)
Increase (decrease) in other noncurrent liabilities	153	(152)	86

Net cash provided by operating activities	63,712	73,540	84,748

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(27,696)	(35,105)	(16,333)
Proceeds from disposal of assets	295	197	—
Purchases of short-term investments	—	—	(169,736)

Net cash used for investing activities	(27,401)	(34,908)	(186,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	—	—	—
Repayment of borrowings under revolving loan agreement	—	—	—
Income tax benefit from exercise of non-qualified stock options	822	625	65
Proceeds from issuance of common stock	1,869	1,536	234

Net cash provided by financing activities	2,691	2,161	299

Net increase (decrease) in cash and cash equivalents	39,002	40,793	(101,022)
CASH AND CASH EQUIVALENTS, beginning of year	43,080	82,082	122,875

CASH AND CASH EQUIVALENTS, end of year	$82,082	$122,875	$21,853

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Per Share Amounts or as Otherwise Noted)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business—Jos. A. Bank Clothiers, Inc. is a designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories.
Principles of Consolidation—The consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday closest to January 31. The fiscal years ended February 2, 2008 (fiscal year 2007), January 31, 2009 (fiscal year 2008) and January 30, 2010 (fiscal year 2009) each contained fifty-two weeks.
Seasonality—The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2007, 2008 and 2009, the Company generated approximately 35%, 36% and 36%, respectively, of its annual net sales and approximately 53%, 52% and 50%, respectively, of its annual net income.
Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information. However, actual results could and probably will differ from those estimates. Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates related to the liability for health care costs, estimates related to the sales returns reserve, estimates related to legal contingencies and estimates related to the realizability of deferred tax assets.
Cash and Cash Equivalents—Cash and cash equivalents totaled $122.9 million and $21.9 million at fiscal year-end 2008 and fiscal year-end 2009, respectively, and include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At fiscal year-end 2009, substantially all of the cash and cash equivalents was invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term investments—Short-term investments consist of investments in securities with maturities of less than one year. At fiscal year-end 2009, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from one to eleven months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
Supplemental Cash Flow Information—Interest and income taxes paid were as follows:

	Fiscal Year
	2007	2008	2009
Interest paid	$318	$325	$312
Income taxes paid	$35,581	$38,630	$44,893

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
Franchise Fees—The Company has 13 stores operated by franchisees, representing approximately 3% of the Company’s store base. Monthly franchise fees are recognized when earned under the franchise agreements. The fees are based on a percentage of sales generated by the franchise stores and on a mark-up on inventory sold to the franchisees from the Company. Such fees are included in net sales in the Consolidated Statements of Income. Initial franchise fees are fully earned upon execution of the franchise agreements. There are no further obligations on the part of the Company in order to earn the initial franchise fee.
The Company does not have any controlling interest in any of its franchisees through voting rights or any other means and, in accordance with FASB ASC 810-10, “Consolidation of Variable Interest Entities,” formerly FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” does not consolidate these entities. The Company sells inventory to its franchise stores at prices above cost and the franchise stores have the right to return some of their inventory to the Company.
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
Landlord Contributions—The Company typically receives reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid and other current assets account. The collection of landlord contributions is presented in the Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense. The amortization of deferred rent recognized in the Consolidated Statements of Income was $6.1 million, $7.0 million and $7.6 million in fiscal years 2007, 2008 and 2009, respectively.
Catalog—Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with FASB ASC 720-35, “Advertising Costs,” formerly Statement of Position No. 93-7, “Reporting on Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order, which is typically over a six month period. The benefit period is based on historical ordering patterns. At each of fiscal year-end 2008 and fiscal year-end 2009, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.3 million.
Marketing Expenses—Marketing expenses consist of advertising, display, list rental and Internet costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $38.8 million, $45.1 million and $49.5 million in fiscal years 2007, 2008 and 2009, respectively. These amounts exclude catalog production costs of approximately $6.0 million, $5.9 million and $5.7 million for fiscal years 2007, 2008 and 2009, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.
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
The Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2007, 2008 and 2009 was approximately $18.5 million, $20.6 million and $22.4 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.
Other Noncurrent Assets—Other noncurrent assets includes deferred financing costs and deposits. Deferred financing costs are amortized as additional interest expense over the remaining term of the debt agreements using the effective interest method. Amortization expense was $0.1 million for each of fiscal years 2007, 2008 and 2009.
Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal years 2007, 2008 and 2009, the Company recognized impairment charges of $0.8 million, $1.2 million and $1.6 million, respectively, relating to several stores within its Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal year 2009 was estimated to be $0.3 million. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures”, since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of the Company’s best estimates and the discount rates which the Company believes are representative of arms-length third-party required rates of returns.
Fair Value of Financial Instruments—For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts reflect the market value due to the short-term nature of these accounts. For short-term investments, the carrying amounts reflect the market value due to the short-term maturities of these instruments. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The Company had no debt at fiscal year-end 2008 and 2009.
Net Sales—In the Company’s Stores segment, net sales are recognized at the point-of-sale. In the Company’s Direct Marketing segment, sales are recognized when products are shipped to the customer. The Company presents sales net of sales tax in the accompanying Consolidated Statements of Income. The Company provides for sales returns based on estimated returns in future periods. The sales return reserves for fiscal years 2007, 2008 and 2009 were $0.6 million, $1.0 million and $2.0 million, respectively, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
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
Store Opening Costs—Costs incurred in connection with store start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.

Income Taxes—Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.
The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements under SFAS 109. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Consolidated Statement of Income.
Earnings Per Share (“EPS”)—Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution as a result of the exercise of stock options. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Fiscal Year
	2007	2008	2009
Weighted average shares outstanding for basic EPS	18,128	18,214	18,301
Dilutive effect of stock options	292	231	222

Weighted average shares outstanding for diluted EPS	18,420	18,445	18,523

The Company uses the treasury method for calculating the dilutive effect of stock options. The effects on weighted average shares outstanding of options to purchase common stock of the Company were included in the computation of diluted net income per share in all years presented. For fiscal years 2007 and 2009, there were no stock options that were antidilutive. For fiscal year 2008 there were 12,500 options that were anti-dilutive which were excluded from the calculation of diluted shares.
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
Recently Issued Accounting Standards—In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
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
2. INVENTORIES:
Inventories as of January 31, 2009 and January 30, 2010, consist of the following:

	January 31, 2009	January 30, 2010
Finished goods, net	$199,886	$209,443
Raw materials	9,356	8,878

Total inventories, net	$209,242	$218,321

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets as of January 31, 2009 and January 30, 2010, consist of the following:

	January 31, 2009	January 30, 2010
Landlord contributions receivable	$4,201	$898
Prepaid rents	4,351	4,547
Prepaid expenses and other current assets	9,224	10,590

Total prepaid expenses and other current assets, net	$17,776	$16,035

4. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment as of January 31, 2009 and January 30, 2010, consist of the following:

	January 31, 2009	January 30, 2010
Land	$1,819	$1,819
Buildings and improvements	14,608	14,742
Leasehold improvements	119,848	123,297
Furniture and fixtures	74,077	78,266
Equipment and other	41,498	44,261

	251,850	262,385
Less: accumulated depreciation and amortization	(118,262)	(138,246)

Property, plant and equipment, net	$133,588	$124,139

As of January 31, 2009 and January 30, 2010, included in the amounts shown above are $2.3 million and $0.6 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective year-ends. These amounts are excluded from payments for capital expenditures and changes in accrued expenses in the accompanying Consolidated Statements of Cash Flows.

5. ACCRUED EXPENSES:
Accrued expenses as of January 31, 2009 and January 30, 2010, consist of the following:

	January 31, 2009	January 30, 2010
Accrued compensation and benefits	$18,018	$24,037
Gift cards and certificates payable	11,538	13,923
Accrued federal and state income tax	11,116	14,858
Current portion of deferred rent	8,265	8,896
Accrued advertising expenses	7,156	4,335
Other accrued expenses	18,699	19,207

Total	$74,792	$85,256

Other accrued expenses consist primarily of liabilities related to: accrued franchise, sales return reserves, accrued property, plant and equipment, sales and property taxes and other accrued costs.
6. LONG-TERM DEBT AND CREDIT AGREEMENT:
The Company had no long-term or short-term debt outstanding as of January 31, 2009 or January 30, 2010.
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
Under the provisions of the Credit Agreement, the Company must comply with certain covenants if the Excess Availability is less than $7.5 million. The covenants include a minimum earnings before interest, taxes, depreciation and amortization, limitations on capital expenditures and additional indebtedness, and restrictions on cash dividend payments. At January 30, 2010 and January 31, 2009, there were no revolving borrowings outstanding under the Credit Agreement and the Excess Availability was $100 million and $99.6 million, respectively. Based on its current cash and short-term investment positions, its current and projected cash needs and market conditions, the Company does not expect to negotiate an extension of the Credit Agreement or enter into a new credit agreement by April 30, 2010.

7. INCOME TAXES:
The provision for income taxes consisted of the following:

	Fiscal Year
	2007	2008	2009
Federal:
Current	$31,038	$30,222	$40,638
Deferred	(2,427)	1,441	(2,132)
State:
Current	6,002	6,193	8,158
Deferred	(448)	(298)	(436)

Provision for income taxes	$34,165	$37,558	$46,228

Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2007, 2008 and 2009 to income before provision for income taxes as follows:

	Fiscal Year
	2007	2008	2009
Computed federal tax provision at statutory rates	$29,517	$33,588	$41,084
State income taxes, net of federal income tax effect	3,610	3,832	5,019
Non-deductible compensation	1,016	—	—
Change in tax reserves	(108)	45	32
Other, net	130	93	93

Provision for income taxes	$34,165	$37,558	$46,228

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of January 31, 2009 and January 30, 2010 are as follows:

	January 31, 2009	January 30, 2010
Deferred tax assets:
Current accrued liabilities and other	$4,604	$5,021
Noncurrent lease obligations	20,684	18,494
Noncurrent accrued liabilities and other	473	363

	25,761	23,878
Deferred tax liabilities:
Current inventories	(9,647)	(8,393)
Current prepaid expenses and other current assets	(1,561)	(1,692)
Noncurrent property, plant and equipment	(23,762)	(20,465)

	(34,970)	(30,550)

Net deferred tax liability	$(9,209)	$(6,672)

The following table summarizes the activity related to our unrecognized tax benefits and related accrued interest and penalties for fiscal years 2008 and 2009:

	Fiscal Year
	2008	2009
Balance at January 31, 2009	$709	$754
Increases related to prior year tax positions	421	245
Expiration of the statue of limitations for the assessment of taxes	(376)	(213)

Balance at January 30, 2010	$754	$786

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at January 31, 2009 and January 30, 2010.
The fiscal year 2009 effective income tax rate was 39.4%, as compared with 39.1% for fiscal year 2008. The increase is primarily related to higher state taxes in fiscal year 2009.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. In November 2009, the IRS began an examination of the Company’s tax returns for fiscal years 2007 and 2008, which is currently in progess. For the years before fiscal year 2006, the majority of the Company’s state and local tax returns are no longer subject to examinations by taxing authorities.
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
The Company accounts for these plans under FASB ASC 715, “Defined Benefit Plans — Pension”, formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans, including any unrecognized prior service costs, transition obligations or actuarial gains/losses, as an asset or liability in its balance sheet
The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at January 31, 2009 and January 30, 2010:

	Pension Benefits		Postretirement Benefits
	Fiscal Year		Fiscal Year
	2008	2009	2008	2009
Accumulated benefit obligation	$792	$978	$111	$111
Fair value of plan assets	819	1,137	—	—

Funded status	27	159	(111)	(111)

Accrued (prepaid) benefit cost recognized in the balance sheets	$(27)	$(159)	$111	$111

Weighted-average discount rate assumption used to determine benefit obligations as of January 31, 2009 and January 30, 2010 (the dates of the latest actuarial calculations) was 6.25% and 6.00%, respectively. Weighted-average assumptions used to determine net cost included a discount rate of 6.0%, 5.75% and 6.25% for fiscal years 2007, 2008 and 2009, respectively. The return on plan assets assumption was 8.0% for fiscal years 2007 and 2008 and 7.0% for fiscal year 2009.
Plan assets of the Company’s pension benefits as of January 31, 2009 and January 30, 2010 consisted primarily of balanced mutual funds and short-term investment funds.
Pension expense recognized in the Company’s statements of income was $0.1 million for each of fiscal years 2007, 2008 and 2009. The Company contributed $0.3 million and $0.1 million in fiscal years 2008 and 2009, respectively, to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal year 2010 to the pension plan.
Profit Sharing Plan—The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate on the first day of the month following 3 months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary. Amounts expensed by the Company related to the plan were approximately $0.6 million for fiscal years 2007 and 2008 and approximately $0.8 million for fiscal year 2009.
Deferred Compensation Plan—The Company also maintains a non-qualified deferred compensation plan for certain executives. All assets of the plan are fully subject to the Company’s creditors. There were no matching contributions by the Company in any of fiscal years 2007, 2008 or 2009, although contributions were made by certain executives. Included in the Company’s Consolidated Balance Sheets, within “Prepaid expenses and other current assets” and “Accrued Expenses”, are separate amounts of an equal asset and liability of $1.1 million at fiscal year-end 2008 and $1.7 million at fiscal year-end 2009.
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
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that is within the limits of the Company’s insurance coverage. The settlement is therefore not expected to have any impact on the Company’s financial statements. The Stipulation of Settlement (the “Stipulation”) entered into by the Company and MLAF includes a statement that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims asserted against the individual defendants. The U.S. District Court for Maryland has preliminarily approved the Stipulation and the settlement set forth therein, subject to further consideration at a settlement hearing scheduled for July 8, 2010. At the settlement hearing, the U.S. District Court for Maryland is expected to determine whether the proposed settlement of the Class Action on the terms and conditions provided for in the Stipulation is fair, reasonable, and adequate and should be approved. Although we expect that the U.S. District Court for Maryland will approve the proposed settlement of the Class Action, we cannot provide any assurance that such approval will occur.

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
On October 16, 2009, Norfolk County Retirement System (“NCRS”), derivatively and on behalf of the Company, filed a Verified Shareholder Derivative Complaint against the Company’s directors, one of its former directors, its Chief Financial Officer (collectively, the “Individual Defendants”) and, as nominal defendant, the Company, in the U.S. District Court for Maryland, Civil Action Number 1:09-cv-0269-BEL (the “2009 Derivative Action”). NCRS filed an Amended Verified Shareholder Derivative Complaint (the “Amended Derivative Complaint”) on or about March 10, 2010 and the Company and Individual Defendants moved to dismiss that complaint. The 2009 Derivative Action is based on factual allegations similar to those made in the Class Action and in the 2006 Derivative Action. The Amended Derivative Complaint alleges that the defendants breached various fiduciary duties and misappropriated corporate information from December 5, 2005 through the date of the complaint. It also asserts that (a) the Company’s Board breached its fiduciary duty in the fall of 2007 by appointing to the Company’s Special Litigation Committee individuals who, NCRS alleges, should not have served on that Committee; and (b) the Company’s Board breached its fiduciary duties in approving the settlement of the Class Action. It seeks on behalf of the Company unspecified damages, equitable relief, restitution and costs and attorneys’ fees.
On or about March 29, 2010, the Company and NCRS entered into a Stipulation Regarding Voluntary Dismissal of Derivative Action whereby NCRS agreed that the 2009 Derivative Action will be voluntarily dismissed with prejudice as to NCRS, and dismissed without prejudice as to the Company and Company shareholders other than NCRS. Neither NCRS nor its attorneys will receive from the Company, the Individual Defendants or their insurers payment of any kind with respect to the voluntary dismissal. The dismissal is subject to approval by the U.S. District Court for Maryland. Although we expect that the U.S. District Court for Maryland will approve the Stipulation and dismiss the 2009 Derivative Action, we cannot provide any assurance that such actions will take place.
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
On November 12, 2009, Casey J. Stewart, a former employee of the Company, on behalf of himself and all others similarly situated, filed a Complaint against the Company in the United States District Court for the Northern District of California (Case number CV 09 5348 PJH) alleging racial discrimination by the Company with respect to hiring and terms and conditions of employment. Pursuant to a Motion to Transfer Venue filed by the Company, the Complaint is now pending in the United States District Court for the Eastern District of California as Case number 2:10-cv-00481-GEB-DAD. The Complaint seeks, among other things, certification of the case as a class action, declaratory and injunctive relief, an order mandating corrective action, reinstatement, back pay, front pay, general damages, exemplary and punitive damages, costs and attorneys’ fees. The Company intends to defend this lawsuit vigorously.
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

Employment Agreements and Performance-Based Incentive Compensation—The Company has employment agreements with certain of its executives expiring in either January 2011 or January 2012, with aggregated base compensation of $4.3 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, the Company has severance obligations to these and certain other executives aggregating up to approximately $4.0 million, not including annual adjustments. These executives are also eligible for additional performance-based incentive payments. In addition, other employees are eligible for incentive-based payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. Performance-based incentive compensation expense for all eligible employees was approximately $6.3 million in fiscal year 2007, $7.8 million in fiscal year 2008 and $8.5 million in fiscal year 2009.
Lease Obligations—The Company has numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.
Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2009, were as follows:

Fiscal Year Ending	Amount
January 29, 2011 (“Fiscal year 2010”)	$57,472
January 28, 2012 (“Fiscal year 2011”)	55,645
February 2, 2013 (“Fiscal year 2012”)	52,961
February 1, 2014 (“Fiscal year 2013”)	47,919
January 31, 2015 (“Fiscal year 2014”)	39,008
Thereafter	81,221

Total	$334,226

The minimum rentals above do not include additional payments for contingent percentage rent which is typically based on sales, deferred rent amortization, insurance, property taxes, utilities and maintenance costs that may be due as provided for in the leases.
Total minimum rental expense for operating leases was approximately $44.1 million, $50.1 million and $52.0 million for fiscal years 2007, 2008 and 2009, respectively. Contingent rent expense in fiscal years 2007, 2008 and 2009, which was based on a percentage of net sales at the applicable properties, was approximately $2.1 million, $2.1 million and $2.2 million, respectively.
As of fiscal year-end 2009, the Company had also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements were $0.5 million in fiscal year 2010, $0.7 million in fiscal year 2011, $0.7 million in fiscal year 2012, $0.7 million in fiscal year 2013, $0.7 million in fiscal year 2014 and $3.2 million thereafter.
Inventories—The Company ordinarily places orders for the purchases of inventory at least one to two seasons in advance. Approximately 9% of the total product purchases (including piece goods) in fiscal year 2009 were sourced from United States suppliers, and approximately 91% were sourced from suppliers in other countries. In fiscal year 2009, approximately 36% of the total product purchases were from suppliers in China (including 11% from Hong Kong), 24% in Mexico, and 10% in Bangladesh. In fiscal year 2009, the Company purchased approximately 40% of its finished product through an agent who sources the products from various vendors, including those described above. No other country represented more than 5% of total product purchases in fiscal year 2009. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled. The Company purchases the raw materials for approximately 11% of its finished products. Five vendors accounted for over 83% of the raw materials purchased directly by the Company in fiscal year 2009. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.
Other—The Company has a consulting agreement with its current Chairman of the Board to consult on matters of strategic planning and initiatives commencing February 1, 2009 at a fee of $0.8 million per year for a period of three years. The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name. The agreement expires in January 2016. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2007, 2008 and 2009 and is expected to be $0.2 million for fiscal year 2010.

10. INCENTIVE STOCK OPTION AND OTHER EQUITY PLANS:
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
Changes in options outstanding were as follows (shares in thousands):

	Fiscal Year 2007		Fiscal Year 2008		Fiscal Year 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	578	$11.06	439	$10.32	327	$9.15
Granted	—	$—	—	$—	—	$—
Exercised	(139)	$13.39	(112)	$13.75	(60)	$3.89
Canceled	—	$—	—	$—	—	$—

Outstanding at end of year	439	$10.32	327	$9.15	267	$10.33

FASB ASC 718, “Share-Based Payment” (“ASC 718”), formerly SFAS No. 123(R), “Share-Based Payment”, became effective for the Company beginning in fiscal year 2006 and requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. All stock options were fully vested prior to fiscal year 2006 and no stock-based compensation has been awarded since the statement became effective.
ASC 718 changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of ASC 718, such realized tax benefits were required to be presented as operating cash flows. ASC 718 requires such realized tax benefits to be presented as part of cash flows from financing activities. For fiscal years 2007, 2008 and 2009, tax benefits realized from stock option exercises totaled $0.8 million $0.6 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of January 30, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price		Price
Range of Exercise Prices	Outstanding	Life per Share	per Share	Number Exercisable	per Share
$0 - $5.00	69	2.10	$4.57	69	$4.57
$5.01 - $10.00	140	3.12	$9.87	140	$9.87
$15.01 - $20.00	40	3.83	$16.55	40	$16.55
$20.01 - $25.00	18	4.72	$22.17	18	$22.17

Total	267	3.07	$10.33	267	$10.33

On March 30, 2010, the Board of Directors (a) approved the Jos. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”) and (b) approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”).
The Deferred Compensation Plan is a nonqualified, unfunded plan designed to provide a select group of the Company’s senior management (which includes each of the named executive officers) and highly compensated employees, and non-employee directors, with the opportunity to accumulate capital by deferring compensation on a pre-tax basis, and to provide the Company with a method of rewarding and retaining these individuals by providing them with a means to defer receipt of cash and shares of common stock associated future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards. The Deferred Compensation Plan would reserve two million shares of the Company’s common stock for issuance pursuant to distributions under the plan.
The principal purposes of the Equity Incentive Plan are to promote the interests of the Company and its stockholders by providing employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. In addition, the Equity Incentive Plan is designed to permit the grant of performance-based awards in compliance with the requirements of Section 162(m) of the Internal Revenue Code.
The Equity Incentive Plan would reserve one million shares of the Company’s common stock for issuance pursuant to awards to be granted under the Equity Incentive Plan. The Equity Incentive Plan will be submitted to the Company’s stockholders for approval at the Company’s annual meeting of stockholders in June 2010.

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

12. SEGMENT REPORTING:
The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding outlet stores (“Full-line Stores”). The Direct Marketing segment includes catalog and Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution, which excludes any allocation of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes.
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
Segment data is presented in the following table:

		Direct
Fiscal Year 2007 (d)	Stores	Marketing	Other	Total
Net sales(a)	$530,648	$61,293	$12,069	$604,010
Depreciation and amortization	15,941	80	2,456	18,477
Operating income (loss) (b)	113,583	23,864	(54,696)	82,751
Capital expenditures(c)	26,243	31	1,422	27,696

		Direct
Fiscal Year 2008	Stores	Marketing	Other	Total
Net sales(a)	$623,095	$61,177	$11,636	$695,908
Depreciation and amortization	18,098	75	2,436	20,609
Operating income (loss) (b)	129,677	24,532	(58,720)	95,489
Capital expenditures(c)	33,669	36	1,400	35,105

		Direct
Fiscal Year 2009	Stores	Marketing	Other	Total
Net sales(a)	$689,408	$68,640	$12,268	$770,316
Depreciation and amortization	19,613	213	2,556	22,382
Operating income (loss) (b)	155,190	27,445	(65,232)	117,403
Capital expenditures(c)	12,360	2,077	1,896	16,333

(a)	Stores net sales represent all full-line store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Total Company shipping costs to customers of approximately $7.0 million, $8.8 million and $9.7 million for fiscal years 2007, 2008 and 2009, respectively, which primarily related to the Direct Marketing segment, were recorded to “Sales and marketing, including occupancy costs” in the Consolidated Statements of Income. Operating income (loss) for “Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments of property, plant and equipment made for the reportable segment.

(d)	The Company has revised this disclosure to allocate certain sales from the Direct Marketing segment to the Stores segment to make it consistent with the presentation for fiscal years 2008 and 2009. The resulting increases in the Stores segment for fiscal year 2007 were $2.3 million and $0.9 million in sales and operating income, respectively. These increases were offset by corresponding decreases in the Direct Marketing segment.

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
14. QUARTERLY FINANCIAL INFORMATION (Unaudited):
Summarized quarterly financial information in fiscal years 2008 and 2009 as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share amounts)
Fiscal Year 2008
Net sales	$145,404	$152,734	$149,274	$248,496	$695,908
Gross profit	90,980	95,238	94,294	150,442	430,954
Operating income	16,838	14,778	13,854	50,019	95,489
Net income	9,831	8,869	9,299	30,409	58,408
Diluted income per common share	$0.53	$0.48	$0.50	$1.66	$3.17

Fiscal Year 2009
Net sales	$161,925	$167,735	$161,309	$279,347	$770,316
Gross profit	98,454	103,177	100,807	169,685	472,123
Operating income	18,849	20,682	19,314	58,558	117,403
Net income	11,455	12,512	11,728	35,460	71,155
Diluted income per common share	$0.62	$0.68	$0.63	$1.91	$3.84

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 31, 2010

JOS. A. BANK CLOTHIERS, INC. (registrant)
By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. NEAL BLACK	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010

/s/ ROBERT N. WILDRICK	Director, Chairman of the Board	March 31, 2010

/s/ ANDREW A. GIORDANO	Director, Chairman Emeritus and Lead Independent Director	March 31, 2010

/s/ JAMES H. FERSTL	Director	March 31, 2010

/s/ GARY S. GLADSTEIN	Director	March 31, 2010

/s/ WILLIAM E. HERRON	Director	March 31, 2010

/s/ HENRY HOMES, III	Director	March 31, 2010

/s/ SIDNEY H. RITMAN	Director	March 31, 2010

Exhibits Index

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(13)

3.2	—	Amended and Restated By-Laws of the Company as of April 15, 2003.*(7)

4.1	—	Form of Common Stock certificate.*(1)

4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(14)

4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(15)

4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(15)

10.1	—	1994 Incentive Plan.*(1)†

10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†

10.2	—
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

10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†

10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(16)†

10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(19)†

10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(10)†

10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(19)†

10.5(a)	—	Employment Agreement, dated as of March 30, 2010, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†

10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(16)†

10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(19)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†

10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(18)†

10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†

10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†

10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†

10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(16)†

10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(19)†

10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†

10.9	—	Employment Agreement, dated as of September 9, 2008, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(18)†

10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†

10.10(a)	—	Written description of 2008 base salary for Jerry DeBoer.*(16)†

10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.*(17)†

10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(19)†

10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†

10.12	—	2002 Long-Term Incentive Plan.*(6)†

10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(9)†

10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(22)†

10.15	—	Form of Officer and Director Indemnification Agreement.*(21)†

10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(21)†

10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(21)†

10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(21)†

10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(21)†

10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(21)†

10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(21)†

10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(21)†

10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(21)†

10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(21)†

10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(20)†

10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(22)†

10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(22)†

10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(22)†

10.19	—	Summary of 2009 Cash and 2010 Cash Incentive Programs.*(22)†

21.1	—	Company subsidiaries.*(10)

23.1	—	Consent of Deloitte & Touche LLP.*(22)

31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(22)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(22)

32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(22)

32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(22)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.

*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.

*(7)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

*(9)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.

*(10)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

*(11)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2006.

*(12)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 4, 2006.

*(13)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.

*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.

*(15)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.

*(16)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*(18)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.

*(19)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

*(20)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.

*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.

*(22)	—	Filed herewith

†	—	Exhibit represents a management contract or compensatory plan or arrangement.