Form 10-Q
period 2010-05-01
BANK JOS A CLOTHIERS INC /DE/
filed 2010-06-02
CIK 920033

United States Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2010.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 26, 2010
Common Stock, $.01 par value	18,351,162

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	May 2, 2009	May 1, 2010

Net sales	$161,925	$178,125

Cost of goods sold	63,471	64,809

Gross profit	98,454	113,316

Operating expenses:
Sales and marketing, including occupancy costs	64,945	70,519
General and administrative	14,660	16,736

Total operating expenses	79,605	87,255

Operating income	18,849	26,061

Other income (expense):
Interest income	69	115
Interest expense	(98)	(90)

Total other income (expense)	(29)	25

Income before provision for income taxes	18,820	26,086
Provision for income taxes	7,365	10,278

Net income	$11,455	$15,808

Per share information:
Earnings per share:
Basic	$0.63	$0.86
Diluted	$0.62	$0.85
Weighted average shares outstanding:
Basic	18,291	18,351
Diluted	18,504	18,545
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	January 30, 2010	May 1, 2010
	(Audited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,853	$46,649
Short-term investments	169,736	139,689
Accounts receivable, net	5,860	15,481
Inventories:
Finished goods	209,443	213,364
Raw materials	8,878	8,838

Total inventories	218,321	222,202
Prepaid expenses and other current assets	16,035	16,303

Total current assets	431,805	440,324

NONCURRENT ASSETS:
Property, plant and equipment, net	124,139	126,259
Other noncurrent assets	420	524

Total assets	$556,364	$567,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,225	$30,701
Accrued expenses	85,256	69,665
Deferred tax liability — current	5,064	5,064

Total current liabilities	108,545	105,430

NONCURRENT LIABILITIES:
Deferred rent	51,853	50,582
Deferred tax liability — noncurrent	1,608	795
Other noncurrent liabilities	1,048	1,182

Total liabilities	163,054	157,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	183	183
Additional paid-in capital	83,249	83,249
Retained earnings	309,823	325,631
Accumulated other comprehensive income	55	55

Total stockholders’ equity	393,310	409,118

Total liabilities and stockholders’ equity	$556,364	$567,107

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	May 2, 2009	May 1, 2010

Cash flows from operating activities:
Net income	$11,455	$15,808
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,433	5,856
Loss on disposals of property, plant and equipment	36	23
Increase (decrease) in deferred taxes	192	(813)
Net increase in operating working capital and other components	(23,066)	(22,147)

Net cash used in operating activities	(5,950)	(1,273)

Cash flows from investing activities:
Capital expenditures	(4,942)	(3,978)
Proceeds from disposal of fixed assets	—	—
Net proceeds from short-term investments	—	30,047

Net cash provided by (used in) investing activities	(4,942)	26,069

Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	—
Net proceeds from exercise of stock options	—	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(10,892)	24,796

Cash and cash equivalents — beginning of period	122,875	21,853

Cash and cash equivalents — end of period	$111,983	$46,649

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in Thousands Except Per Share Amounts and the Number of Stores, or as Otherwise Noted)
1. BASIS OF PRESENTATION
Jos. A. Bank Clothiers, Inc. (the “Company”) is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2009.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At May 1, 2010, substantially all of the cash and cash equivalents was invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term Investments — Short-term investments consist of investments in securities with maturities of less than one year, excluding investments with original maturities of 90 days or less. At May 1, 2010, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from three to eleven months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
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
Landlord Contributions — The Company typically receives reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
Recently Issued Accounting Standards — In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
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

3. SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	May 2, 2009	May 1, 2010

Increase in accounts receivable	$(2,163)	$(9,621)
Increase in inventories	(826)	(3,881)
(Increase) decrease in prepaids and other assets	937	(372)
Increase (decrease) in accounts payable	(3,815)	12,476
Decrease in accrued expenses	(16,558)	(19,612)
Decrease in deferred rent and other noncurrent liabilities	(641)	(1,137)

Net increase in operating working capital and other components	$(23,066)	$(22,147)

Interest and income taxes paid were as follows:

	Three Months Ended
	May 2, 2009	May 1, 2010

Interest paid	$92	$86
Income taxes paid	$19,490	$26,585
As of May 2, 2009 and May 1, 2010, included in Property, plant and equipment, net and Accrued expenses in the Condensed Consolidated Balance Sheets are $2.2 million and $4.6 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective period-ends. The net changes in these amounts are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows.
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

	Three Months Ended
	May 2, 2009	May 1, 2010

Weighted average shares outstanding for basic EPS	18,291	18,351
Dilutive effect of common stock equivalents	213	194

Weighted average shares outstanding for diluted EPS	18,504	18,545

The Company uses the treasury stock method for calculating the dilutive effect of stock options. For the quarters ended May 1, 2010 and May 2, 2009, there were no anti-dilutive options.

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
The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements under SFAS 109. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained in an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Condensed Consolidated Statements of Income.
The effective income tax rate for the first quarter of fiscal year 2010 was 39.4% as compared with 39.1% for the first quarter of fiscal year 2009. The increase is primarily related to higher state taxes in fiscal year 2010.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. In November 2009, the IRS began an examination of the Company’s tax returns for fiscal years 2007 and 2008, which is currently in progress. For the years before fiscal year 2006, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.
6. SEGMENT REPORTING
The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding outlet stores (“Full-line Stores”). The Direct Marketing segment includes the Company’s catalog call center and Internet operations. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
The accounting policies of the segments are the same as those described in the summary of significant policies. The Company evaluates performance of the segments based on “four wall” contribution, which excludes any allocation of overhead from the corporate office and the distribution centers (except order fulfillment costs, which are allocated to Direct Marketing), interest and income taxes.
The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the Stores segment, a typical customer travels to the store and purchases men’s clothing and/or alterations and takes the purchases with him or her. The Direct Marketing customer receives a catalog in his or her home and/or office and/or visits our Internet web site and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following tables:
Three months ended May 1, 2010

			Corporate and
	Stores	Direct Marketing	Other	Total

Net sales (a)	$159,812	$15,336	$2,977	$178,125
Depreciation and amortization	5,069	115	672	5,856
Operating income (loss) (b)	37,855	6,321	(18,115)	26,061
Capital expenditures (c)	2,404	47	1,527	3,978
Three months ended May 2, 2009

			Corporate and
	Stores	Direct Marketing	Other	Total

Net sales (a)	$143,771	$15,426	$2,728	$161,925
Depreciation and amortization	4,780	11	642	5,433
Operating income (loss) (b)	27,496	6,452	(15,099)	18,849
Capital expenditures (c)	3,978	664	300	4,942

(a)	Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are outlet stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $1.8 million and $2.3 million for the first quarter of fiscal years 2009 and 2010, respectively, which primarily related to the Direct Marketing segment, were recorded to “Sales and marketing, including occupancy costs” in the Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.
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

The 2009 Derivative Action has been dismissed with prejudice as to NCRS, and dismissed without prejudice as to the Company and Company shareholders other than NCRS (the “Dismissal”). Neither NCRS nor its attorneys received or will receive from the Company, the individual defendants or their insurers payment of any kind with respect to the Dismissal.
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
The Company is also a party to routine litigations that are incidental to its business. From time to time, other legal matters in which the Company may be named as a defendant are expected to arise in the normal course of the Company’s business activities. The resolution of the Company’s litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal year 2009.
Overview — For the first quarter of fiscal year 2010, the Company’s net income was $15.8 million, an increase of 37.4% as compared with $11.5 million for the first quarter of fiscal year 2009. The Company earned $0.85 per diluted share in the first quarter of fiscal year 2010, as compared with $0.62 per diluted share in the first quarter of fiscal year 2009. As such, diluted earnings per share increased 37.1% as compared with the prior year period. The results of the first quarter of fiscal year 2010, as compared to the first quarter of fiscal year 2009, were primarily driven by:
•	10.0% increase in net sales, driven by a 11.2% increase in the Stores segment partially offset by a 0.6% decrease in the Direct Marketing segment;

•	10.4% increase in comparable store sales;

•	280 basis point increase in gross profit margins, with the Direct Marketing Segment increasing more than the overall Company;

•	50 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy and payroll costs, partially offset by higher advertising and marketing costs and other variable selling costs as a percentage of sales; and

•	30 basis point increase in general and administrative costs as a percentage of sales.
As of the end of the first quarter of fiscal year 2010, the Company had 476 stores, consisting of 456 Company-owned Full-line Stores, seven Company-owned outlet stores and 13 stores owned and operated by franchisees. The Company opened three stores in the first three months of fiscal year 2010. In the past five years, the Company has opened over 200 stores. Specifically, there were 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008 and 14 new stores opened in fiscal year 2009. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, including but not limited to a resulting lack of quality real estate opportunities.
The Company expects to open approximately 30 to 40 stores in fiscal year 2010, including the three stores opened in the first three months of fiscal year 2010. This range includes approximately five stores the Company plans to open under its new Company-owned factory store concept. The increase in store openings over fiscal year 2009 is primarily the result of the emergence of quality real estate opportunities in the marketplace and the Company’s desire to return to its more normal store expansion pace. In the future, the Company believes that it can grow the chain to approximately 600 Full-line Stores in the United States (excluding stores opened under the factory store concept).
Capital expenditures in fiscal year 2010 are expected to be approximately $27 to $35 million, primarily to fund the opening of approximately 30 to 40 new stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to new business initiatives including tuxedo rentals and factory stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $4 to $5 million is expected to be reimbursed through landlord contributions.
For fiscal year 2010, the Company expects inventories to increase over fiscal year 2009 as a result of new store openings, sales growth and new business initiatives such as factory stores.
Critical Accounting Policies and Estimates — In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal year 2009.

Inventory. The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.
Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2009) are of classic traditional products that are part of on-going programs and that bear low risk of declines in value below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonable likely to not be, achieved. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in the Company’s outlet stores, through the Company’s Internet web site or on clearance at the Full-line Stores, typically within 24 months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.4 million and $1.2 million in fiscal year 2008 and fiscal year 2009, respectively. The Company reduces the carrying amount of its current inventory value for product in its inventory that may be sold below its cost. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first quarter of fiscal year 2010 or the first quarter of fiscal year 2009.
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
While the Company has taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from these estimates. Management believes any difference in the actual results from the estimates will not have a material effect upon the Company’s financial position or results of operations. These estimates, among other things, were discussed by management with the Company’s Audit Committee.

Recently Issued Accounting Standards — In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).
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

	Percentage of Net Sales
	Three Months Ended
	May 2, 2009	May 1, 2010

Net sales	100.0%	100.0%
Cost of goods sold	39.2	36.4
Gross profit	60.8	63.6
Sales and marketing expenses	40.1	39.6
General and administrative expenses	9.1	9.4
Total operating expenses	49.2	49.0
Operating income	11.6	14.6
Total other income	—	—
Income before provision for income taxes	11.6	14.6
Provision for income taxes	4.5	5.8

Net income	7.1%	8.9%

Net Sales — Net sales increased 10.0% to $178.1 million in the first quarter of fiscal year 2010, as compared with $161.9 million in the first quarter of fiscal year 2009. The sales increases were primarily related to increases in Stores sales of 11.2% for the first quarter of fiscal year 2010, including a comparable store sales increase of 10.4%. Comparable store sales include merchandise sales generated in all Company-owned stores that have been open for at least thirteen full months. The 10.4% increase in comparable store sales for the first quarter of fiscal year 2010 was led by increased traffic (as measured by number of transactions), higher items per transaction and higher dollars per transaction.
Direct Marketing sales decreased 0.6% for the first quarter of fiscal year 2010, driven by a slight decrease in sales in the Internet channel, which represents the major portion of this reportable segment, partially offset by an increase in sales through the catalog call center.
Of the major product categories, tailored clothing (excluding suits) and dress shirts generated strong unit sales growth during the first quarter of fiscal year 2010, while suits and sportswear units grew modestly.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 2, 2009		May 1, 2010
		Square		Square
	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	460	2,091	473	2,131
Stores opened	3	13	3	11
Stores closed	—	—	—	—

Stores open at the end of the period	463	2,104	476	2,142

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores.
Gross profit — Gross profit (net sales less cost of goods sold) totaled $113.3 million or 63.6% of net sales in the first quarter of fiscal year 2010, as compared with $98.5 million or 60.8% of net sales in the first quarter of fiscal year 2009, an increase in gross profit dollars of $14.8 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 280 basis points. The increase in the gross profit margin was mainly due to higher merchandise gross margins primarily as a result of higher initial mark-ups as compared to the prior year period driven by improved sourcing. In addition, the improvement in merchandise gross margins was due in part to a change in the product mix with a lower proportion of clearance items as compared to fiscal year 2009. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2009, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company expects to continue to be subject to these gross profit risks in the future. Additionally, the Company’s gross margin may be negatively impacted during the development phase of some of its new business initiatives such as the newly-launched tuxedo rental business and the factory store concept.
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
Sales and Marketing Expenses — Sales and marketing expenses increased to $70.5 million or 39.6% of sales in the first quarter of fiscal year 2010 from $64.9 million or 40.1% of sales in the first quarter of fiscal year 2009. The decrease as a percentage of sales for the first quarter of fiscal year 2010 was driven primarily by the leveraging of occupancy costs and payroll costs, partially offset by higher advertising and marketing costs and other variable selling costs as a percentage of sales. The overall improved leverage was achieved primarily as a result of cost control initiatives and strong sales growth. Sales and marketing expenses consist primarily of a) Full-line Store, outlet store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses.
The increase in sales and marketing expenses relates primarily to the strong sales growth and the opening of 14 new stores and the closing of one store since the end of the first quarter of fiscal year 2009. For the first quarter of fiscal year 2010, the increase of approximately $5.6 million consists of a) $2.0 million related to additional store employee compensation costs, b) $1.7 million related to additional advertising and marketing expenses, c) $1.2 million related to additional other variable selling costs, and d) $0.7 million related to additional occupancy costs. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2010 as compared to fiscal year 2009 primarily as a result of opening new stores (30 to 40 stores) in fiscal year 2010, the full year operation of stores that were opened during fiscal year 2009, an increase in advertising expenditures and costs related to new business initiatives.

General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $16.7 million and $14.7 million for the first quarter of fiscal year 2010 and the first quarter of fiscal year 2009, respectively. As a percent of net sales, G&A expenses were 9.4% and 9.1% for the first quarters of fiscal years 2010 and 2009, respectively. The increase as a percentage of sales for the first quarter of fiscal year 2010 was driven primarily by higher corporate compensation costs (which include all company incentive compensation), group medical costs and higher professional fees.
The increase in G&A expenses of approximately $2.0 million for the first quarter of fiscal year 2010 was primarily due to a) $1.0 million of higher corporate compensation costs and group medical costs, b) $0.4 million of higher professional fees, c) $0.5 million of higher other corporate overhead costs, and d) $0.1 million of higher distribution center costs. Growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) for the first quarter of fiscal year 2010 was less than $0.1 million of income compared to less than $0.1 million of expense for the first quarter of fiscal year 2009. The slight improvement over fiscal year 2009 was due primarily to higher average cash and cash equivalents and short-term investment balances during the fiscal year 2010 period.
Income Taxes — The effective income tax rate for the first quarter of fiscal year 2010 was 39.4% as compared with 39.1% for the first quarter of fiscal year 2009. The increase is primarily related to higher state taxes in fiscal year 2010.
Seasonality — The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter being a substantial portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2007, 2008 and 2009, the Company generated approximately 35%, 36% and 36%, respectively, of its annual net sales and approximately 53%, 52% and 50%, respectively, of its annual net income.
Liquidity and Capital Resources — During the past several years and through the first quarter of fiscal year 2010, pursuant to an Amended and Restated Credit Agreement, the Company maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on the Company’s current cash and short-term investment positions, current and projected cash needs and market conditions, the Company elected not to negotiate a renewal or replacement of the credit agreement. As a result, the credit agreement expired on April 30, 2010 in accordance with its terms.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	May 2, 2009	May 1, 2010

Cash provided by (used in):
Operating activities	$(5,950)	$(1,273)
Investing activities	(4,942)	26,069
Financing activities	—	—

Net increase (decrease) in cash and cash equivalents	$(10,892)	$24,796

The Company’s cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. The Company’s short-term investments consist of U.S. Treasury bills with maturities of less than one year, excluding investments with original maturities of 90 days or less. At May 1, 2010, the Company’s cash and cash equivalents balance was $46.6 million and its short-term investments were $139.7 million, for a total of $186.3 million, as compared with a cash and cash equivalents balance of $112.0 million at May 2, 2009. The Company had no short-term investments at May 2, 2009. The Company’s cash and cash equivalents balance was $21.9 million and short-term investments were $169.7 million, for a total of $191.6 million at the end of fiscal year 2009. The Company had no debt outstanding at May 1, 2010, May 2, 2009 or at the end of fiscal year 2009. The significant changes in sources and uses of funds through May 1, 2010 are discussed below.

Cash used in the Company’s operating activities of $1.3 million in the first quarter of fiscal year 2010 was primarily impacted by an increase in operating working capital and other operating items of $22.1 million, substantially offset by net income of $15.8 million and depreciation and amortization of $5.9 million. The increase in operating working capital and other operating items included an increase in accounts receivable of $9.6 million due to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the first quarter of fiscal year 2010 as compared with the end of the fourth quarter of fiscal year 2009. In addition, the increase in operating working capital and other operating items included a reduction in accrued expenses totaling $19.6 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2009, partially offset by an increase in accounts payable of $12.5 million due primarily to the timing of payments to vendors. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. The increase in operating working capital and other operating items also included an increase in inventory of $3.9 million related largely to new store openings.
Cash provided by investing activities in the first quarter of fiscal year 2010 relates to $4.0 million of payments for capital expenditures, as described below, and $30.1 million of net proceeds from short-term investments.
For fiscal year 2010, the Company expects to spend approximately $27 to $35 million on capital expenditures, primarily to fund the opening of approximately 30 to 40 new stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to new business initiatives including tuxedo rentals and factory stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4 to $5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent $4.0 million on capital expenditures in the first quarter of fiscal year 2010 largely related to partial payments for the three stores opened during the first three months of the fiscal year, plus expenditures related to the expansion of its distribution and office space and expenditures related to the tuxedo rental initiative. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at year-end fiscal year 2009 related to stores opened in fiscal year 2009. For the stores opened and renovated in the first quarter of fiscal year 2010, the Company negotiated approximately $0.3 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal years 2010 and 2009.

			Amounts
		Amounts	Collected
		Collected in	YTD in	Amounts
	Negotiated	Fiscal Year	Fiscal Year	Outstanding
	Amounts	2009	2010	May 1, 2010
	(in thousands)
Full Fiscal Year 2009 Store Openings (14 Stores)	$2,829	$2,170	$572	$87
First Quarter Fiscal Year 2010 Store Openings (3 Stores)	338	—	30	308

	$3,167	$2,170	$602	$395

The outstanding amounts of the landlord contributions for the stores opened and renovated in fiscal year 2009 and fiscal year 2010 are primarily expected to be received in fiscal year 2010.
For fiscal year 2010, the Company expects inventories to increase over fiscal year 2009 to support new store openings, sales growth, and new business initiatives such as factory stores.

Management believes that the Company’s cash from operations, existing cash and cash equivalents and short-term investments will be sufficient to fund its planned capital expenditures and operating expenses through at least the next 12 months.
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
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first quarter of fiscal year 2010.

	Payments Due by Fiscal Year
	(in thousands)
				Beyond
	2010	2011-2013	2014-2015	2015	Total (d)

Operating leases (a) (b)	$58,224	$165,396	$74,619	$65,827	$364,066
Related Party Agreement (c)	825	825	—	—	1,650
License agreement (e)	165	495	330	—	990

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to May 1, 2010.

(b)	Excludes contingent rent and other lease costs.

(c)	Relates to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives.

(d)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under his name.
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

Actual results may differ materially from those forecast due to a variety of factors outside of the Company’s control that can affect the Company’s operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of the Company’s growth strategy, including the ability of the Company to finance its expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of the Company’s marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from its global supplier base, legal matters and other competitive factors. The identified risk factors and other factors and risks that may affect the Company’s business or future financial results are detailed in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These cautionary statements qualify all of the forward-looking statements the Company makes herein. The Company cannot assure you that the results or developments anticipated by the Company will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for the Company or affect the Company, its business or its operations in the way the Company expects. The Company cautions you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company does not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in the Company’s assumptions, estimates or projections.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At May 1, 2010, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency and does not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of its suppliers could have a material adverse effect on the Company’s product costs and resulting gross profit. The Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $1.4 million in fiscal year 2009.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 1, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2010.
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

The 2009 Derivative Action has been dismissed with prejudice as to NCRS, and dismissed without prejudice as to the Company and Company shareholders other than NCRS (the “Dismissal”). Neither NCRS nor its attorneys received or will receive from the Company, the individual defendants or their insurers payment of any kind with respect to the Dismissal.
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
The Company is also a party to routine litigations that are incidental to its business. From time to time, other legal matters in which the Company may be named as a defendant are expected to arise in the normal course of the Company’s business activities. The resolution of the Company’s litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of these actions.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2009.
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

Dated: June 2, 2010	Jos. A. Bank Clothiers, Inc. (Registrant)
/s/ R. NEAL BLACK
R. Neal Black
President and Chief Executive Officer

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