Form 10-Q/A
period 2010-05-01
BANK JOS A CLOTHIERS INC /DE/
filed 2010-06-10
CIK 920033

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010, as originally filed with the Securities and Exchange Commission on June 2, 2010 (the “Form 10-Q”), is being filed solely to amend the Signatures page by adding the signature of the Principal Financial and Accounting Officer.

This Amendment No. 1, which includes the full text of our original filing, does not reflect events occurring after the original date of filing of the Form 10-Q, or modify or update in any way the information contained in the Form 10-Q.

1a

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated: June 9, 2010	/s/ R. NEAL BLACK
R. Neal Black
President and Chief Executive Officer

Dated: June 9, 2010	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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