Form 10-Q
period 2010-07-31
BANK JOS A CLOTHIERS INC /DE/
filed 2010-09-01
CIK 920033

United States
Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 25, 2010
Common Stock, $.01 par value	27,526,201

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010

Net sales	$167,735	$188,412	$329,660	$366,537

Cost of goods sold	64,558	70,082	128,029	134,891

Gross profit	103,177	118,330	201,631	231,646

Operating expenses:
Sales and marketing, including occupancy costs	67,684	73,748	132,629	144,267
General and administrative	14,811	17,175	29,471	33,911

Total operating expenses	82,495	90,923	162,100	178,178

Operating income	20,682	27,407	39,531	53,468

Other income (expense):
Interest income	92	159	161	274
Interest expense	(110)	(5)	(208)	(95)

Total other income (expense)	(18)	154	(47)	179

Income before provision for income taxes	20,664	27,561	39,484	53,647
Provision for income taxes	8,152	11,082	15,517	21,360

Net income	$12,512	$16,479	$23,967	$32,287

Per share information:
Earnings per share:
Basic	$0.46	$0.60	$0.87	$1.17
Diluted	$0.45	$0.59	$0.86	$1.16
Weighted average shares outstanding:
Basic	27,437	27,527	27,437	27,527
Diluted	27,781	27,827	27,769	27,823
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	January 30, 2010	July 31, 2010
	(Audited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,853	$89,495
Short-term investments	169,736	114,691
Accounts receivable, net	5,860	8,171
Inventories:
Finished goods	209,443	213,005
Raw materials	8,878	13,040

Total inventories	218,321	226,045
Prepaid expenses and other current assets	16,035	16,590

Total current assets	431,805	454,992

NONCURRENT ASSETS:
Property, plant and equipment, net	124,139	131,089
Other noncurrent assets	420	554

Total assets	$556,364	$586,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,225	$32,158
Accrued expenses	85,256	72,644
Deferred tax liability — current	5,064	5,067

Total current liabilities	108,545	109,869

NONCURRENT LIABILITIES:
Deferred rent	51,853	49,535
Deferred tax liability — noncurrent	1,608	247
Other noncurrent liabilities	1,048	1,174

Total liabilities	163,054	160,825

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	183	274
Additional paid-in capital	83,249	83,462
Retained earnings	309,823	342,019
Accumulated other comprehensive income	55	55

Total stockholders’ equity	393,310	425,810

Total liabilities and stockholders’ equity	$556,364	$586,635

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	August 1, 2009	July 31, 2010

Cash flows from operating activities:
Net income	$23,967	$32,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,896	11,802
Loss on disposals of property, plant and equipment	66	91
Non-cash equity compensation	—	234
Increase (decrease) in deferred taxes	225	(1,358)
Net (increase) in operating working capital and other components	(24,773)	(17,988)

Net cash provided by operating activities	10,381	25,068

Cash flows from investing activities:
Capital expenditures	(7,413)	(12,471)
Net (purchases) maturities of short-term investments	(64,879)	55,045

Net cash provided by (used in) investing activities	(72,292)	42,574

Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	(61,911)	67,642

Cash and cash equivalents — beginning of period	122,875	21,853

Cash and cash equivalents — end of period	$60,964	$89,495

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
Cash and Cash Equivalents — Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At July 31, 2010, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term Investments — Short-term investments consist of investments in securities with maturities of less than one year, excluding investments with original maturities of 90 days or less. At July 31, 2010, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from three to ten months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
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
Gift Cards and Certificates — The Company sells gift cards and gift certificates to individuals and companies. The Company’s incentive gift certificates are used by various companies as a reward for achievement for their employees. The Company also redeems proprietary gift cards and gift certificates marketed by third-party premium/incentive companies. The Company records a liability when a gift card/certificate is purchased. As the gift card/certificate is redeemed, the Company reduces the liability and records revenue. Substantially all of the Company’s gift cards/certificates do not have expiration dates and they are all subject to state escheatment laws. Based on historical experience, gift cards/certificates redemptions after the escheatment due date are remote and the Company recognizes any income (also referred to as “breakage”) on these unredeemed gift cards/certificates on a specific identification basis at that time.
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
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 may have on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Six Months Ended
	August 1, 2009	July 31, 2010
	(In Thousands)

(Increase) decrease in accounts receivable	$384	$(2,311)
(Increase) in inventories	(16,804)	(7,724)
(Increase) decrease in prepaids and other assets	3,323	(689)
Increase in accounts payable	4,517	13,933
(Decrease) in accrued expenses	(15,317)	(19,005)
(Decrease) in deferred rent and other noncurrent liabilities	(876)	(2,192)

Net (increase) in operating working capital and other components	$(24,773)	$(17,988)

Interest and income taxes paid were as follows:

	Six Months Ended
	August 1, 2009	July 31, 2010
	(In Thousands)

Interest paid	$155	$92
Income taxes paid	$25,946	$37,793
As of August 1, 2009 and July 31, 2010, included in Property, plant and equipment, net and Accrued expenses in the Condensed Consolidated Balance Sheets are $0.9 million and $7.0 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective period-ends. The net changes in these amounts are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows.
4.	EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010
	(In Thousands)

Weighted average shares outstanding for basic EPS	27,437	27,527	27,437	27,527

Dilutive effect of common stock equivalents	344	300	332	296

Weighted average shares outstanding for diluted EPS	27,781	27,827	27,769	27,823

The Company uses the treasury stock method for calculating the dilutive effect of common stock equivalents. For the quarter and six months ended July 31, 2010 there were 63,600 restricted stock units that were anti-dilutive, which were excluded from the calculation of diluted shares. For the quarter and six months ended August 1, 2009, there were no anti-dilutive common stock equivalents.
On June 17, 2010, the Company’s Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Quarterly Report on Form 10-Q have been adjusted to reflect this stock dividend.
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
The effective income tax rate for the second quarter of fiscal year 2010 was 40.2% as compared with 39.5% for the second quarter of fiscal year 2009. For the first six months of fiscal year 2010, the effective tax rate was 39.8% as compared with 39.3% for the same period of fiscal year 2009. The increases for the second quarter and first six months of fiscal year 2010 are largely related to higher state taxes.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. In November 2009, the IRS began an examination of the Company’s tax returns for fiscal years 2007 and 2008, which continues to be in progress. The Company believes it has made its best estimate in recording its provision for income taxes in accordance with ASC 740, (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). For the years before fiscal year 2006, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.
In 2010, significant proposed changes to U.S. income tax rules were announced as part of the 2011 budget proposals. The proposed changes could influence the Company’s future income tax expense and/or the timing of income tax deductions. The impact of the proposed changes on our business operations and financial statements remains uncertain. However, as the possibility of enactment progresses, we will continue to monitor current developments and assess the potential implications of these tax law changes on our business.

6.	SEGMENT REPORTING
The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding factory stores (“Full-line Stores”). The Direct Marketing segment includes the Company’s catalog call center and Internet operations. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
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

Segment data is presented in the following tables (In Thousands):
Three months ended July 31, 2010

	Stores	Direct Marketing	Corporate and Other	Total

Net sales (a)	$169,784	$15,638	$2,990	$188,412
Depreciation and amortization	5,075	113	758	5,946
Operating income (loss) (b)	40,230	6,160	(18,983)	27,407
Capital expenditures (c)	4,936	872	2,685	8,493
Three months ended August 1, 2009

	Stores	Direct Marketing	Corporate and Other	Total

Net sales (a)	$151,040	$13,917	$2,778	$167,735
Depreciation and amortization	4,824	9	630	5,463
Operating income (loss) (b)	30,860	5,570	(15,748)	20,682
Capital expenditures (c)	1,922	182	367	2,471
Six months ended July 31, 2010

	Stores	Direct Marketing	Other	Total

Net sales (a)	$329,596	$30,974	$5,967	$366,537
Depreciation and amortization	10,144	228	1,430	11,802
Operating income (loss) (b)	78,085	12,481	(37,098)	53,468
Capital expenditures (c)	7,340	919	4,212	12,471
Six months ended August 1, 2009

	Stores	Direct Marketing	Other	Total

Net sales (a)	$294,811	$29,343	$5,506	$329,660
Depreciation and amortization	9,604	20	1,272	10,896
Operating income (loss) (b)	58,356	12,022	(30,847)	39,531
Capital expenditures (c)	5,900	846	667	7,413

(a)	Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $3.2 million and $2.0 million for the second quarters of fiscal years 2010 and 2009, respectively, and approximately $5.5 million and $3.7 million for the first six months of fiscal years 2010 and 2009, respectively, which primarily related to the Direct Marketing segment, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.
7.	LEGAL MATTERS
Massachusetts Laborers’ Annuity Fund (“MLAF”) was the lead plaintiff in a class action filed in the United States District Court for the District of Maryland against the Company, Robert N. Wildrick, R. Neal Black and David E. Ullman (Roy T. Lefkoe v. Jos. A. Bank Clothiers, Inc., et al., Civil Action Number 1:06-cv-01892-WMN) (the “Class Action”). The Class Action was initially instituted on July 24, 2006. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purported to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action sought unspecified damages, costs and attorneys’ fees.
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that is within the limits of the Company’s insurance coverage. The settlement did not have any impact on the Company’s financial statements. The Stipulation of Settlement (the “Stipulation”) entered into by the Company and MLAF includes a statement that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims asserted against the individual defendants. By Order dated July 8, 2010 and filed on July 20, 2010, the court approved the settlement of the Class Action in accordance with the Stipulation and dismissed the Class Action with prejudice.
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
The Company is also a party to routine litigation matters that are incidental to its business. From time to time, other legal matters in which the Company may be named as a defendant are expected to arise in the normal course of the Company’s business activities. The resolution of the Company’s litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

8.	INCENTIVE STOCK OPTION AND OTHER EQUITY PLANS
On March 30, 2010, the Board of Directors approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was approved by stockholders at the Company’s 2010 annual meeting of stockholders on June 17, 2010.
The principal purposes of the Equity Incentive Plan are to promote the interests of the Company and its stockholders by providing employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. In addition, the Equity Incentive Plan is designed to permit the grant of performance-based awards in compliance with the requirements of Section 162(m) of the Internal Revenue Code (“Section 162m”). The Equity Incentive Plan reserves 1.5 million shares of the Company’s common stock for issuance pursuant to awards to be granted under the Equity Incentive Plan.
Under the Equity Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock and cash-based awards. The Company accounts for awards under this plan in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards.
During the second quarter of fiscal year 2010, the Company granted 86,100 restricted stock units under this plan to certain of its officers and to the members of the Board of Directors with an aggregate grant date fair value of approximately $3.4 million. The grants to the officers are intended to qualify under Section 162(m). The vesting of awards to both the officers and directors is subject to service conditions being met, ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met such as, among other things, the attainment of certain annual earnings and performance goals in fiscal year 2010. For these officer awards (which represents approximately $2.5 million of the aggregate grant date fair value), the Company estimates the probability that such goals will be attained based on results-to-date at each interim quarter-end and records compensation cost for these awards based on the awards projected to vest.

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
On June 17, 2010, the Company’s Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Quarterly Report on Form 10-Q have been adjusted to reflect this stock dividend.
Overview — For the second quarter of fiscal year 2010, the Company’s net income was $16.5 million, an increase of 31.7% as compared with $12.5 million for the second quarter of fiscal year 2009. The Company earned $0.59 per diluted share in the second quarter of fiscal year 2010, as compared with $0.45 per diluted share in the second quarter of fiscal year 2009. As such, diluted earnings per share increased 31.1% as compared with the prior year period. The results of the second quarter of fiscal year 2010, as compared to the second quarter of fiscal year 2009, were primarily driven by:
• 12.3% increase in net sales, driven by a 12.4% increase in the Stores segment sales and a 12.4% increase in the Direct Marketing segment sales;
• 9.2% increase in comparable store sales;
• 130 basis point increase in gross profit margins due mainly to higher merchandise gross margins primarily as a result of higher initial mark-ups driven primarily by improved sourcing; and
• 130 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy, Stores and Direct Marketing payroll and benefits and advertising and marketing costs, partially offset by higher other variable selling costs as a percentage of sales.
As of the end of the second quarter of fiscal year 2010, the Company had 487 stores, consisting of 463 Company-owned Full-line Stores, 10 Company-owned factory stores, including 3 new factory concept stores, and 14 stores owned and operated by franchisees. The Company opened 17 stores and closed 3 stores in the first six months of fiscal year 2010. In the past five years, the Company has opened over 200 stores. Specifically, there were 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008 and 14 new stores opened in fiscal year 2009. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, including but not limited to a resulting lack of quality real estate opportunities.
The Company expects to open approximately 35 to 40 stores in fiscal year 2010, including the 17 stores opened in the first six months of fiscal year 2010. This range includes approximately five stores the Company plans to open under its new Company-owned factory store concept of which three were opened during the second quarter of fiscal year 2010. The increase in store openings over fiscal year 2009 is primarily the result of the emergence of quality real estate opportunities in the marketplace and the Company’s desire to return to its more normal store expansion pace. In the future, the Company believes that it can grow the chain to approximately 600 Full-line Stores and 50 to 75 factory stores in the United States depending on the performance of the Company over the next several years and the outcome of the initial factory store test phase.
Capital expenditures in fiscal year 2010 are expected to be approximately $30 to $35 million, primarily to fund the opening of approximately 35 to 40 new stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to new business initiatives including tuxedo rentals and factory stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $4 to $5 million is expected to be reimbursed through landlord contributions.
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
Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2009) are of classic traditional products that are part of on-going programs and that bear low risk of declines in value below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be achieved. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products at levels above cost.
To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in the Company’s factory stores, through the Company’s Internet web site or on clearance at the Full-line Stores, typically within 24 months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled $1.4 million and $1.2 million in fiscal year 2008 and fiscal year 2009, respectively. The Company reduces the carrying amount of its current inventory value for product in its inventory that may be sold below its cost. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first six months of fiscal year 2010 or the first six months of fiscal year 2009.
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
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 may have on its consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	August 1, 2009	July 31, 2010	August 1, 2009	July 31, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.5	37.2	38.8	36.8
Gross profit	61.5	62.8	61.2	63.2
Sales and marketing expenses	40.4	39.1	40.2	39.4
General and administrative expenses	8.8	9.1	8.9	9.3
Total operating expenses	49.2	48.3	49.2	48.6
Operating income	12.3	14.5	12.0	14.6
Total other income	—	0.1	—	—
Income before provision for income taxes	12.3	14.6	12.0	14.6
Provision for income taxes	4.9	5.9	4.7	5.8

Net income	7.5%	8.7%	7.3%	8.8%

Net Sales — Net sales increased 12.3% to $188.4 million in the second quarter of fiscal year 2010, as compared with $167.7 million in the second quarter of fiscal year 2009. Net sales for the first six months of fiscal year 2010 increased 11.2% to $366.5 million, as compared with $329.7 million in the first six months of 2009. The sales increases were primarily related to increases in Stores sales of 12.4% and 11.8% for the second quarter and first six months of fiscal year 2010, respectively, including comparable store sales increases of 9.2% and 9.8% for the second quarter and first six months of fiscal year 2010, respectively. Comparable store sales include merchandise sales generated in all Company-owned stores that have been open for at least thirteen full months. The 9.2% increase in comparable store sales for the second quarter of fiscal year 2010 was led by increased traffic (as measured by number of transactions), partially offset by lower dollars per transaction and items per transaction. The 9.8% increase in comparable store sales for the first six months of fiscal year 2010 was led by increased traffic and higher items per transaction, partially offset by lower dollars per transaction.

Direct Marketing sales increased 12.4% and 5.6% for the second quarter and the first six months of fiscal year 2010, respectively, driven by increases in sales in the Internet channel, which represents the major portion of this reportable segment, and increases in sales through the catalog call center. The increases in the Internet channel were primarily the result of higher website traffic.
Of the major product categories, tailored clothing including suits, sportcoats, blazers and other and dress shirts generated strong unit sales growth during the second quarter and first six months of fiscal year 2010, while sportswear category units grew more modestly during these periods.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	August 1, 2009		July 31, 2010		August 1, 2009		July 31, 2010
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	463	2,104	476	2,142	460	2,091	473	2,131
Stores opened	4	17	14	55	7	30	17	66
Stores closed	—	—	(3)	(9)	—	—	(3)	(9)

Stores open at the end of the period	467	2,121	487	2,188	467	2,121	487	2,188

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores.
Gross profit — The Company’s gross profit represents net sales less cost of goods sold. Cost of goods sold primarily includes the cost of merchandise, the cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including the Company) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Gross profit totaled $118.3 million or 62.8% of net sales in the second quarter of fiscal year 2010, as compared with $103.2 million or 61.5% of net sales in the second quarter of fiscal year 2009, an increase in gross profit dollars of $15.1 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 130 basis points. Gross profit totaled $231.6 million or 63.2% of net sales for the first six months of fiscal year 2010, as compared with $201.6 million or 61.2% of net sales for the first six months of fiscal year 2009, an increase in gross profit dollars of $30.0 million and an increase in the gross profit margin of 200 basis points. The increases in the gross profit margin was mainly due to higher merchandise gross margins primarily as a result of higher initial mark-ups as compared to the prior year period driven primarily by improved sourcing. In addition, the improvement in merchandise gross margins was due in part to a change in the product mix with a lower proportion of clearance items sold as compared to fiscal year 2009. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2009, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company expects to continue to be subject to these gross profit risks in the future. Additionally, the Company’s gross margin may be negatively impacted during the development phase of some of its new business initiatives such as the newly-launched tuxedo rental business and the factory store concept.
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of a) Full-line Store, factory store and Direct Marketing occupancy, payroll and benefits, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $73.7 million or 39.1% of sales in the second quarter of fiscal year 2010 from $67.7 million or 40.4% of sales in the second quarter of fiscal year 2009. Sales and marketing expenses increased to $144.3 million or 39.4% of sales in the first six months of fiscal year 2010 from $132.6 million or 40.2% of sales in the first six months of fiscal year 2009. The decrease as a percentage of sales for the second quarter and the first six months of fiscal year 2010 was driven primarily by the leveraging of occupancy costs and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling costs as a percentage of sales. Additionally, the decrease as a percentage of sales for the second quarter was also driven by the leveraging of the Company’s advertising and marketing costs. The overall improved leverage was achieved primarily as a result of cost control initiatives and strong sales growth.

The increase in sales and marketing expenses relates primarily to the strong sales growth and the opening of 24 new stores and the closing of four stores since the end of the second quarter of fiscal year 2009. For the second quarter of fiscal year 2010, the increase of approximately $6.0 million consists of a) $2.2 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $1.6 million related to additional other variable selling costs, c) $1.1 million related to additional occupancy costs, and d) $1.1 million related to advertising and marketing expenses. For the first six months of fiscal year 2010, the increase of approximately $11.7 million consists of a) $4.1 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $2.9 million related to advertising and marketing expenses, c) $2.8 million related to additional other variable selling costs, and d) $1.9 million related to additional occupancy costs. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2010 as compared to fiscal year 2009 primarily as a result of opening new stores (35 to 40 stores) in fiscal year 2010, the full year operation of stores that were opened during fiscal year 2009, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $17.2 million and $14.8 million for the second quarter of fiscal year 2010 and the second quarter of fiscal year 2009, respectively. G&A expenses were $33.9 million for the first six months of fiscal year 2010 compared to $29.5 million for the first six months of fiscal year 2009. As a percent of net sales, G&A expenses were 9.1% and 8.8% for the second quarters of fiscal years 2010 and 2009, respectively, and 9.3% and 8.9% for the first six months of fiscal years 2010 and 2009, respectively. The increases as a percentage of sales were driven primarily by higher professional fees and higher other corporate overhead costs.
For the second quarter of fiscal year 2010, the increase of approximately $2.4 million was due to a) $0.6 million of higher corporate compensation costs (which include all company incentive compensation) and group medical costs, b) $0.4 million of higher professional fees, c) $1.1 million of higher other corporate overhead costs, and d) $0.3 million of higher distribution center costs. For the first six months of fiscal year 2010, the increase of approximately $4.4 million was due to a) $1.8 million of higher corporate compensation costs and group medical costs, b) $0.8 million of higher professional fees, c) $1.4 million of higher other corporate overhead costs, and d) $0.4 million of higher distribution center costs. Growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) for the second quarter and the first six months of fiscal year 2010 was $0.2 million of income compared to less than $0.1 million of expenses for the second quarter and the first six months of fiscal year 2009. The improvements over fiscal year 2009 were due primarily to higher average cash and cash equivalents and short-term investment balances during the fiscal year 2010 period and lower financing fees in fiscal year 2010 due to the expiration of the Company’s credit facility in the first quarter of fiscal year 2010.
Income Taxes — The effective income tax rate for the second quarter of fiscal year 2010 was 40.2% as compared with 39.5% for the second quarter of fiscal year 2009. For the first six months of fiscal year 2010, the effective tax rate was 39.8% as compared with 39.3% for the same period of fiscal year 2009. The increases for the second quarter and first six months of fiscal year 2010 are largely related to higher state taxes.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2005, including its examination of the tax return for fiscal year 2005 in fiscal year 2008. No significant adjustments were required to the fiscal year 2005 tax return as a result of the examination by the IRS. In November 2009, the IRS began an examination of the Company’s tax returns for fiscal years 2007 and 2008, which continues to be in progress. The Company believes it has made its best estimate in recording its provision for income taxes in accordance with ASC 740, (formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). For the years before fiscal year 2006, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.
In 2010, significant proposed changes to U.S. income tax rules were announced as part of the 2011 budget proposals. The proposed changes could influence the Company’s future income tax expense and/or the timing of income tax deductions. The impact of the proposed changes on our business operations and financial statements remains uncertain. However, as the possibility of enactment progresses, we will continue to monitor current developments and assess the potential implications of these tax law changes on our business.

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
Liquidity and Capital Resources — The Company’s principal sources of liquidity are its cash from operations, cash and cash equivalents and short-term investments. These sources of liquidity are used for the Company’s ongoing cash requirements. During the past several years and through the first quarter of fiscal year 2010, the Company maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on the Company’s cash and short-term investment positions, and projected cash needs and market conditions, the Company elected not to negotiate a renewal or replacement of the credit facility. As a result, the credit facility expired on April 30, 2010 in accordance with its terms.
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (In Thousands):

	Six Months Ended
	August 1, 2009	July 31, 2010

Cash provided by (used in):
Operating activities	$10,381	$25,068
Investing activities	(72,292)	42,574
Financing activities	—	—

Net increase (decrease) in cash and cash equivalents	$(61,911)	$67,642

The Company’s cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. The Company’s short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At July 31, 2010, the Company’s cash and cash equivalents balance was $89.5 million and its short-term investments were $114.7 million, for a total of $204.2 million, as compared with a cash and cash equivalents balance of $61.0 million and short-term investment of $64.9 million, for a total of $125.9 million at August 1, 2009. The Company’s cash and cash equivalents balance was $21.9 million and short-term investments were $169.7 million, for a total of $191.6 million at the end of fiscal year 2009. The Company had no debt outstanding at July 31, 2010, August 1, 2009 or at the end of fiscal year 2009. The significant changes in sources and uses of funds through July 31, 2010 are discussed below.
Cash provided by the Company’s operating activities of $25.1 million in the first six months of fiscal year 2010 was primarily impacted by net income of $32.3 million and depreciation and amortization of $11.8 million, partially offset by an increase in operating working capital and other operating items of $18.0 million. The increase in operating working capital and other operating items included an increase in inventory of $7.7 million related largely to new store openings and the launch of its factory store initiative. In addition, the increase in operating working capital and other operating items included a reduction in accrued expenses totaling $19.0 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2009, partially offset by an increase in accounts payable of $13.9 million due primarily to the timing of payments to vendors. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. The increase in operating working capital and other operating items also included an increase in accounts receivable of $2.3 million due to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the second quarter of fiscal year 2010 as compared with the end of the fourth quarter of fiscal year 2009.

Cash provided by investing activities of $42.6 million for the first six months of fiscal year 2010 relates to $55.0 million of net maturities of short-term investments, partially offset by approximately $12.5 million of payments for capital expenditures, as described below.
For fiscal year 2010, the Company expects to spend approximately $30 to $35 million on capital expenditures, primarily to fund the opening of approximately 35 to 40 new stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to new business initiatives including tuxedo rentals and factory stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4 to $5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent approximately $12.5 million on capital expenditures in the first six months of fiscal year 2010 largely related to partial payments for the 17 stores opened during the first six months of the fiscal year, plus expenditures related to the expansion of its distribution and office space and expenditures related to the tuxedo rental initiative. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at year-end fiscal year 2009 related to stores opened in fiscal year 2009. For the stores opened and renovated in the first six months of fiscal year 2010, the Company negotiated approximately $1.6 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal years 2010 and 2009.

			Amounts
		Amounts	Collected	Amounts
		Collected in	YTD in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	July 31,
	Amounts	2009	2010	2010
	(In Thousands )
Full Fiscal Year 2009 Store Openings (14 Stores)	$2,829	$2,170	$637	$22
First Six Months of Fiscal Year 2010 Store Openings (17 Stores)	1,641	—	185	1,456

	$4,470	$2,170	$822	$1,478

The outstanding amounts of the landlord contributions for the stores opened and renovated in fiscal year 2009 and fiscal year 2010 are primarily expected to be received within the next 12 months.
For fiscal year 2010, the Company expects inventories to increase over fiscal year 2009 to support new store openings, sales growth and new business initiatives such as factory stores.
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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first six months of fiscal year 2010 unless otherwise indicated.

	Payments Due by Fiscal Year
	(In Thousands)
				Beyond
	2010	2011-2013	2014-2015	2015	Total (f)

Operating leases (a) (b)	$56,878	$168,932	$77,148	$68,799	$371,757
Inventory Purchase Commitments (c)	146,309	9,828	—	—	156,137
Related Party Agreement (d)	825	825	—	—	1,650
License agreement (e)	165	495	330	—	990

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to

July 31, 2010.

(b)	Excludes contingent rent and other lease costs.

(c)	Represents the value of expected future inventory purchases for which purchase orders have been issued to vendors as of July 31, 2010.

(d)	Relates to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under his name.

(f)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.9 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.
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
At July 31, 2010, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency and does not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of its suppliers could have a material adverse effect on the Company’s product costs and resulting gross profit. The Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $1.4 million in fiscal year 2009.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of July 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.
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
Massachusetts Laborers’ Annuity Fund (“MLAF”) was the lead plaintiff in a class action filed in the United States District Court for the District of Maryland against the Company, Robert N. Wildrick, R. Neal Black and David E. Ullman (Roy T. Lefkoe v. Jos. A. Bank Clothiers, Inc., et al., Civil Action Number 1:06-cv-01892-WMN) (the “Class Action”). The Class Action was initially instituted on July 24, 2006. On behalf of purchasers of the Company’s stock between December 5, 2005 and June 7, 2006 (the “Class Period”), the Class Action purported to make claims under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, based on the Company’s disclosures during the Class Period. The Class Action sought unspecified damages, costs and attorneys’ fees.
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that is within the limits of the Company’s insurance coverage. The settlement did not have any impact on the Company’s financial statements. The Stipulation of Settlement (the “Stipulation”) entered into by the Company and MLAF includes a statement that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims asserted against the individual defendants. By Order dated July 8, 2010 and filed on July 20, 2010, the court approved the settlement of the Class Action in accordance with the Stipulation and dismissed the Class Action with prejudice.
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
The Company is also a party to routine litigation matters that are incidental to its business. From time to time, other legal matters in which the Company may be named as a defendant are expected to arise in the normal course of the Company’s business activities. The resolution of the Company’s litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

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

Item 5.	Other Information
Amended and Restated Employment Agreement of R. Neal Black
On August 30, 2010, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with R. Neal Black pursuant to which Mr. Black is employed as the Company’s Chief Executive Officer for a term expiring on January 26, 2013, subject to earlier termination as provided in the Employment Agreement, at a current annual base salary of $775,000. Beginning in fiscal year 2011, Mr. Black’s base salary will be increased at least once each fiscal year in an amount not less than the percentage increase in the consumer price index over the most recently reported 12-month period, provided, however, that in the event the Company does not grant base salary increases generally for other employees of the Company in any particular fiscal year, Mr. Black shall not be entitled to a base salary increase for that fiscal year. Mr. Black is entitled to an annual bonus opportunity of up to 400% of his base salary, based upon the achievement of annual performance goals. If earned, the bonus may be payable in cash or a combination of cash and equity, as determined by the Compensation Committee, provided that not less than 150% of base salary shall be payable as a cash bonus. Mr. Black is entitled to a car allowance of $1,600 per month and other benefits as are, from time to time, generally provided by the Company to senior management employees.
Under the Employment Agreement, in the event that Mr. Black’s employment is terminated by the Company without “cause” or by Mr. Black for “good reason” or within 90 days following a “change of control” (each as defined in the Employment Agreement), Mr. Black will be entitled to be paid $1,550,000 plus, if applicable, any cash bonus payable for the last full bonus year. If Mr. Black’s employment is not renewed or continued for at least one additional year following the end of the term, Mr. Black will be entitled to payment of $775,000 plus, if applicable, any cash bonus due for the last full bonus year and the vesting of any earned but unvested restricted stock units. The Employment Agreement also provides for the acceleration of certain payments following certain other termination events. In any of the foregoing events, the Company would have no further obligation to continue any other benefits past the date of termination. Mr. Black will be subject to certain non-compete restrictions following the term of his employment with the Company.
The Employment Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The foregoing summary description is qualified in its entirety by reference to the full text of the Employment Agreement incorporated by reference herein.
Indemnification Agreements
On August 30, 2010, the Company entered into indemnification agreements with each of Robert B. Hensley, Executive Vice President for Human Resources, Real Estate and Loss Prevention and Charles. D. Frazer, Senior Vice President, General Counsel and Secretary (each, an “Indemnification Agreement”). The Indemnification Agreements are in the same form the Company entered into with each of the Company’s directors (including R. Neal Black) and David E. Ullman, the Company’s Chief Financial Officer. Each of the Indemnification Agreements provides the indemnitee with a contractual right to indemnification, and to the advancement of expenses, if, by reason of his status as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that he is or was serving in such capacity at the request of the Company, such indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending or completed proceeding, subject to the terms, limitations and conditions set forth in the Indemnification Agreement. The rights under the Indemnification Agreement are in addition to any rights the parties may have under law, the Company’s certificate of incorporation and the Company’s bylaws.
The Indemnification Agreements with Messrs. Hensley and Frazer are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q. The foregoing summary description is qualified in its entirety by reference to the full text of the Indemnification Agreements incorporated by reference herein.

Item 6.	Exhibits

Exhibits

10.1	Amended and Restated Employment Agreement, dated August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.
10.2	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert B. Hensley.
10.3	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.
10.4	Seventh Amendment, dated as of June 17, 2010 to Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated: September 1, 2010	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibits

10.1	Amended and Restated Employment Agreement, dated August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.
10.2	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert B. Hensley.
10.3	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.
10.4	Seventh Amendment, dated as of June 17, 2010 to Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.