Form 10-Q
period 2010-10-30
BANK JOS A CLOTHIERS INC /DE/
filed 2010-12-01
CIK 920033

United States
Securities and Exchange Commission
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2010.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 0-23874
Jos. A. Bank Clothiers, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

500 Hanover Pike, Hampstead, MD	21074-2095
(Address of principal executive offices)	(Zip Code)
410-239-2700
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 23, 2010
Common Stock, $.01 par value	27,622,054

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Cautionary Statement
This Quarterly Report on Form 10-Q includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” “assume”, and other similar expressions are intended to identify forward-looking statements and information.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 30,	October 31,	October 30,
	2009	2010	2009	2010

Net sales	$161,309	$173,268	$490,969	$539,805

Cost of goods sold	60,502	62,429	188,531	197,320

Gross profit	100,807	110,839	302,438	342,485

Operating expenses:
Sales and marketing, including occupancy costs	67,450	73,961	200,079	218,228
General and administrative	14,043	16,421	43,514	50,332

Total operating expenses	81,493	90,382	243,593	268,560

Operating income	19,314	20,457	58,845	73,925

Other income (expense):
Interest income	101	148	262	422
Interest expense	(93)	(33)	(301)	(128)

Total other income (expense)	8	115	(39)	294

Income before provision for income taxes	19,322	20,572	58,806	74,219
Provision for income taxes	7,594	8,009	23,111	29,369

Net income	$11,728	$12,563	$35,695	$44,850

Per share information:
Earnings per share:
Basic	$0.43	$0.46	$1.30	$1.63
Diluted	$0.42	$0.45	$1.29	$1.61
Weighted average shares outstanding:
Basic	27,438	27,534	27,437	27,529
Diluted	27,798	27,849	27,778	27,831
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands)

	January 30, 2010	October 30, 2010
	(Audited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,853	$98,507
Short-term investments	169,736	79,746
Accounts receivable, net	5,860	11,950
Inventories:
Finished goods	209,443	258,328
Raw materials	8,878	10,373

Total inventories	218,321	268,701
Prepaid expenses and other current assets	16,035	27,949

Total current assets	431,805	486,853

NONCURRENT ASSETS:
Property, plant and equipment, net	124,139	133,742
Other noncurrent assets	420	533

Total assets	$556,364	$621,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,225	$44,991
Accrued expenses	85,256	76,726
Deferred tax liability — current	5,064	4,595

Total current liabilities	108,545	126,312

NONCURRENT LIABILITIES:
Deferred rent	51,853	50,205
Deferred tax liability — noncurrent	1,608	2,532
Other noncurrent liabilities	1,048	878

Total liabilities	163,054	179,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	183	275
Additional paid-in capital	83,249	86,289
Retained earnings	309,823	354,582
Accumulated other comprehensive income	55	55

Total stockholders’ equity	393,310	441,201

Total liabilities and stockholders’ equity	$556,364	$621,128

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 31, 2009	October 30, 2010

Cash flows from operating activities:
Net income	$35,695	$44,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,533	18,107
Loss on disposals of property, plant and equipment	120	150
Non-cash equity compensation	—	701
Increase (decrease) in deferred taxes	(200)	455
Net (increase) in operating working capital and other components	(57,730)	(59,194)

Net cash provided by (used in) operating activities	(5,582)	5,069

Cash flows from investing activities:
Capital expenditures	(10,595)	(20,696)
Net maturities (purchases) of short-term investments	(64,879)	89,990

Net cash provided by (used in) investing activities	(75,474)	69,294

Cash flows from financing activities:
Income tax benefit from exercise of stock options	57	1,300
Net proceeds from exercise of stock options	38	1,012
Fractional share payments	—	(21)

Net cash provided by financing activities	95	2,291

Net increase (decrease) in cash and cash equivalents	(80,961)	76,654

Cash and cash equivalents — beginning of period	122,875	21,853

Cash and cash equivalents — end of period	$41,914	$98,507

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION
Jos. A. Bank Clothiers, Inc. (the “Company”) is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents — Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At October 30, 2010, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term Investments — Short-term investments consist of investments in securities with maturities of less than one year, excluding investments with original maturities of 90 days or less. At October 30, 2010, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from three to seven months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
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
Vendor Rebates — The Company receives credits from vendors in connection with inventory purchases. The credits are separately negotiated with each vendor. Substantially all of these credits are earned in one of two ways: a) as a fixed percentage of the purchase price when an invoice is paid or b) as an agreed-upon amount in the month a new store is opened. There are no contingent minimum purchase amounts, milestones or other contingencies that are required to be met to earn the credits. The credits described in a) above are recorded as a reduction to inventories in the Consolidated Balance Sheets as the inventories are purchased and the credits described in b) above are recorded as a reduction to inventories as new stores are opened. In both cases, the credits are recognized as reductions to cost of goods sold as the related product is sold.

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
Tuxedo Rental Products — Revenues from tuxedo rental products are recognized on a gross basis upon completion of the services to customers. When a customer orders a tuxedo rental from the Company, an order is placed with a national distributor who delivers the product to the Company’s stores, typically within several days of intended use. The national distributor owns the product.
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
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 may have on its consolidated financial statements.
Recently Proposed Amendments to Accounting Standards — In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ends on December 15, 2010 and a final standard is expected to be issued in 2011. When and if the proposed guidance becomes effective, it will likely have a significant impact on the Company’s consolidated financial statements. However, as the Exposure Draft is still in process, the Company is unable to determine at this time the impact this proposed change in accounting may have on its consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Nine Months Ended
	October 31, 2009	October 30, 2010
	(In Thousands)

(Increase) in accounts receivable	$(5,849)	$(6,090)
(Increase) in inventories	(42,612)	(50,380)
(Increase) in prepaids and other assets	(46)	(11,978)
Increase in accounts payable	3,921	26,766
(Decrease) in accrued expenses	(11,800)	(15,694)
(Decrease) in deferred rent and other noncurrent liabilities	(1,344)	(1,818)

Net (increase) in operating working capital and other components	$(57,730)	$(59,194)

Interest and income taxes paid were as follows:

	Nine Months Ended
	October 31, 2009	October 30, 2010
	(In Thousands)

Interest paid	$226	$100
Income taxes paid	$36,263	$52,277
As of October 31, 2009 and October 30, 2010, included in Property, plant and equipment, net and Accrued expenses in the Condensed Consolidated Balance Sheets are $3.2 million and $7.8 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective period-ends. The net changes in these amounts are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows.
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

	Three Months Ended		Nine Months Ended
	October 31,	October 30,	October 31,	October 30,
	2009	2010	2009	2010
	(In Thousands)

Weighted average shares outstanding for basic EPS	27,438	27,534	27,437	27,529

Dilutive effect of common stock equivalents	360	315	341	302

Weighted average shares outstanding for diluted EPS	27,798	27,849	27,778	27,831

The Company uses the treasury stock method for calculating the dilutive effect of common stock equivalents. For the nine months ended October 30, 2010 there were 63,600 restricted stock units (representing whole units) that were anti-dilutive, which were excluded from the calculation of diluted shares. For the quarter ended October 30, 2010 and the quarter and nine months ended October 31, 2009, there were no anti-dilutive common stock equivalents.
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
The effective income tax rate for the third quarter of fiscal year 2010 was 38.9% as compared with 39.3% for the third quarter of fiscal year 2009. For the first nine months of fiscal year 2010, the effective tax rate was 39.6% as compared with 39.3% for the same period of fiscal year 2009. The decrease for the third quarter of fiscal year 2010 was primarily driven by reversals of unrecognized tax benefits due to expirations of statutes of limitations, partially offset by higher state income taxes. The increase for the first nine months of fiscal year 2010 was largely related to higher state income taxes. During the third quarter of fiscal year 2010, the Company realigned its legal entity structure to more appropriately reflect its operational organization. As a result, the Company anticipates that it will incur lower state income tax liabilities beginning in fiscal year 2011 and thereafter, assuming no significant changes to U.S. federal or state tax rules.
Significant changes to U.S. federal or state income tax rules could occur as part of future legislation. Such changes could influence the Company’s future income tax expense and/or the timing of income tax deductions. The impact of such changes on the Company’s business operations and financial statements remains uncertain. However, as the possibility of any enactment progresses, the Company will continue to monitor current developments and assess the potential implications of these tax law changes on its business and consolidated financial statements.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2007, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.

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
The Company’s segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the Stores segment, a typical customer travels to the store and purchases men’s clothing and/or alterations and takes the purchases with him or her. The Direct Marketing customer receives a catalog in his or her home and/or office and/or visits our Internet web sites and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following tables (In Thousands):
Three months ended October 30, 2010

			Corporate and
	Stores	Direct Marketing	Other	Total

Net sales (a)	$154,881	$14,494	$3,893	$173,268
Depreciation and amortization	5,329	171	805	6,305
Operating income (loss) (b)	31,571	5,570	(16,684)	20,457
Capital expenditures (c)	5,533	254	2,438	8,225
Three months ended October 31, 2009

			Corporate and
	Stores	Direct Marketing	Other	Total

Net sales (a)	$145,759	$12,618	$2,932	$161,309
Depreciation and amortization	4,928	76	633	5,637
Operating income (loss) (b)	29,075	5,262	(15,023)	19,314
Capital expenditures (c)	2,504	449	229	3,182
Nine months ended October 30, 2010

			Corporate and
	Stores	Direct Marketing	Other	Total

Net sales (a)	$484,477	$45,468	$9,860	$539,805
Depreciation and amortization	15,473	399	2,235	18,107
Operating income (loss) (b)	109,656	18,051	(53,782)	73,925
Capital expenditures (c)	12,873	1,173	6,650	20,696
Nine months ended October 31, 2009

			Corporate and
	Stores	Direct Marketing	Other	Total

Net sales (a)	$440,570	$41,961	$8,438	$490,969
Depreciation and amortization	14,532	96	1,905	16,533
Operating income (loss) (b)	87,431	17,284	(45,870)	58,845
Capital expenditures (c)	8,404	1,295	896	10,595

(a)	Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are factory stores, franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $2.2 million and $1.4 million for the third quarters of fiscal years 2010 and 2009, respectively, and approximately $7.6 million and $5.1 million for the first nine months of fiscal years 2010 and 2009, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.
7.	LEGAL MATTERS
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
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that was within the limits of the Company’s insurance coverage. The settlement did not have any impact on the Company’s financial statements. The Stipulation of Settlement (the “Stipulation”) entered into by the Company and MLAF included a statement that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims asserted against the individual defendants. By Order dated July 8, 2010 and filed on July 20, 2010, the court approved the settlement of the Class Action in accordance with the Stipulation and dismissed the Class Action with prejudice.
On November 12, 2009, Casey J. Stewart, a former employee of the Company, on behalf of himself and all others similarly situated, filed a Complaint against the Company in the United States District Court for the Northern District of California (Case number CV 09 5348 PJH) alleging racial discrimination by the Company with respect to hiring and terms and conditions of employment. Pursuant to a Motion to Transfer Venue filed by the Company, the case was transferred to the United States District Court for the Eastern District of California (Case number 2:10-cv-00481-GEB-DAD). On October 21, 2010, the parties filed a Stipulated Dismissal of Complaint requesting the court to dismiss the Complaint with prejudice, each party to bear its own fees and costs. By Order dated October 21, 2010, the court dismissed the case with prejudice.
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

8.	INCENTIVE STOCK OPTION AND OTHER EQUITY PLANS:
On March 30, 2010, the Board of Directors approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was approved by stockholders at the Company’s 2010 annual meeting of stockholders on June 17, 2010.
The principal purposes of the Equity Incentive Plan are to promote the interests of the Company and its stockholders by providing employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. In addition, the Equity Incentive Plan is designed to permit the grant of performance-based awards in compliance with the requirements of Section 162(m) of the Internal Revenue Code (“Section 162(m)”). The Equity Incentive Plan reserves 1.5 million shares of the Company’s common stock for issuance pursuant to awards to be granted under the Equity Incentive Plan.
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
During the second quarter of fiscal year 2010, the Company granted 86,100 restricted stock units (representing whole units) under the Equity Incentive Plan to certain of its officers and to the members of the Board of Directors with an aggregate grant date fair value of approximately $3.4 million. The grants to the officers are intended to qualify under Section 162(m). The vesting of awards to both the officers and directors is subject to service conditions being met, ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met such as, among other things, the attainment of certain annual earnings and performance goals in fiscal year 2010. For these officer awards (which represents approximately $2.5 million of the aggregate grant date fair value), the Company estimates the probability that such goals will be attained based on results-to-date at each interim quarter-end and records compensation cost for these awards based on the awards projected to vest.
9.	RELATED PARTY TRANSACTION:
On November 30, 2010, those members of the Board of Directors who are “independent directors” in accordance with the Nasdaq Stock Market Rules met in executive session and approved an amendment to that certain consulting agreement entered into by the Company and Robert N. Wildrick on September 9, 2008 (the “Consulting Agreement”). The First Amendment to Consulting Agreement extends the term of the Consulting Agreement from January 31, 2012 to January 26, 2014. All other terms of the Consulting Agreement, including the fee of $0.8 million per year, remain unchanged.

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
Overview — For the third quarter of fiscal year 2010, the Company’s net income was $12.6 million, an increase of 7.1% as compared with $11.7 million for the third quarter of fiscal year 2009. The Company earned $0.45 per diluted share in the third quarter of fiscal year 2010, as compared with $0.42 per diluted share in the third quarter of fiscal year 2009. As such, diluted earnings per share increased 7.1% as compared with the prior year period. The results of the third quarter of fiscal year 2010, as compared to the third quarter of fiscal year 2009, were primarily driven by:
• 7.4% increase in net sales, driven by a 6.3% increase in the Stores segment sales and a 14.9% increase in the Direct Marketing segment sales;
• 3.0% increase in comparable store sales;
• 150 basis point increase in gross profit margins mainly as a result of higher initial mark-ups driven primarily by improved sourcing;
• 90 basis point increase in sales and marketing costs as a percentage of sales driven primarily by higher other variable selling, advertising and marketing and occupancy costs as a percentage of sales; and
• 80 basis point increase in general and administrative costs as a percentage of sales driven primarily by higher professional fees and higher other corporate overhead costs.
As of the end of the third quarter of fiscal year 2010, the Company had 499 stores, consisting of 474 Company-owned Full-line Stores, 11 Company-owned factory stores, including 4 new factory concept stores, and 14 stores owned and operated by franchisees. The Company opened 29 stores and closed 3 stores in the first nine months of fiscal year 2010. In the past five years, the Company has opened over 200 stores. Specifically, there were 56 new stores opened in fiscal year 2005, 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008 and 14 new stores opened in fiscal year 2009. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included but was not limited to slowed development of malls and retail centers which restricted the Company’s ability to find suitable locations for new stores.
The Company expects to open approximately 35 to 37 stores in fiscal year 2010, including the 29 stores opened in the first nine months of fiscal year 2010. This range includes five stores which the Company has opened under its new Company-owned factory store concept, of which four were opened during the first nine months of fiscal year 2010. The increase in store openings over fiscal year 2009 is primarily the result of the emergence of quality real estate opportunities in the marketplace and the Company’s desire to return to its more normal store expansion pace. In the future, the Company believes that it can grow the chain to approximately 600 Full-line Stores and 50 to 75 factory stores in the United States, depending on the performance of the Company over the next several years and the development of the factory store concept, among other factors.
Capital expenditures in fiscal year 2010 are expected to be approximately $31 to $33 million, primarily to fund the opening of approximately 35 to 37 new stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to new business initiatives including tuxedo rentals and factory stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $4 to $5 million is expected to be reimbursed through landlord contributions.

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
Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM reserve estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2009) are of classic traditional products that are part of on-going programs and that bear low risk of declines in value below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products above cost.
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
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if an impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first nine months of fiscal year 2010 or the first nine months of fiscal year 2009.
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
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 may have on its consolidated financial statements.
Recently Proposed Amendments to Accounting Standards — In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ends on December 15, 2010 and a final standard is expected to be issued in 2011. When and if the proposed guidance becomes effective, it will likely have a significant impact on the Company’s consolidated financial statements. However, as the Exposure Draft is still in process, the Company is unable to determine at this time the impact this proposed change in accounting may have on its consolidated financial statements.
Results of Operations
The following table is derived from the Company’s Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 31,	October 30,	October 31,	October 30,
	2009	2010	2009	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.5	36.0	38.4	36.6
Gross profit	62.5	64.0	61.6	63.4
Sales and marketing expenses	41.8	42.7	40.8	40.4
General and administrative expenses	8.7	9.5	8.9	9.3
Total operating expenses	50.5	52.2	49.6	49.8
Operating income	12.0	11.8	12.0	13.7
Total other income	—	0.1	—	0.1
Income before provision for income taxes	12.0	11.9	12.0	13.7
Provision for income taxes	4.7	4.6	4.7	5.4

Net income	7.3%	7.3%	7.3%	8.3%

Net Sales — Net sales increased 7.4% to $173.3 million in the third quarter of fiscal year 2010, as compared with $161.3 million in the third quarter of fiscal year 2009. Net sales for the first nine months of fiscal year 2010 increased 9.9% to $539.8 million, as compared with $491.0 million in the first nine months of 2009. The sales increases were primarily related to increases in Stores sales of 6.3% and 10.0% for the third quarter and first nine months of fiscal year 2010, respectively, including comparable store sales increases of 3.0% and 7.6% for the third quarter and first nine months of fiscal year 2010, respectively. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months. The 3.0% increase in comparable store sales for the third quarter of fiscal year 2010 was led by increased traffic (as measured by number of transactions), partially offset by lower dollars per transaction. The 7.6% increase in comparable store sales for the first nine months of fiscal year 2010 was led by increased traffic and higher items per transaction, partially offset by lower dollars per transaction.

Direct Marketing sales increased 14.9% and 8.4% for the third quarter and the first nine months of fiscal year 2010, respectively, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increases in the Internet channel were primarily the result of higher website traffic. Additionally, the third quarter of fiscal year 2010 was negatively impacted by a decrease in catalog call center sales, while the first nine months were positively impacted by an increase in sales through the catalog call center.
Of the major product categories, other tailored clothing (particularly sportcoats, blazers and dress pants) and dress shirts generated strong unit sales growth during the third quarter and first nine months of fiscal year 2010, while the sportswear category grew more modestly during these periods. Unit sales growth in the suits category was slightly negative during the third quarter while the category experienced modest growth during the first nine months of fiscal 2010.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	October 31, 2009		October 30, 2010		October 31, 2009		October 30, 2010
		Square		Square		Square		Square
	Stores	Feet*	Stores	Feet*	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the period	467	2,121	487	2,188	460	2,091	473	2,131
Stores opened	3	10	12	52	10	40	29	118
Stores closed	—	—	—	—	—	—	(3)	(9)

Stores open at the end of the period	470	2,131	499	2,240	470	2,131	499	2,240

*	Square feet is presented in thousands and excludes the square footage of the Company’s franchise stores.
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
Gross profit totaled $110.8 million or 64.0% of net sales in the third quarter of fiscal year 2010, as compared with $100.8 million or 62.5% of net sales in the third quarter of fiscal year 2009, an increase in gross profit dollars of $10.0 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 150 basis points. Gross profit totaled $342.5 million or 63.4% of net sales for the first nine months of fiscal year 2010, as compared with $302.4 million or 61.6% of net sales for the first nine months of fiscal year 2009, an increase in gross profit dollars of $40.1 million and an increase in the gross profit margin of 180 basis points. The increases in the gross profit margin were mainly the result of higher initial mark-ups as compared to the prior year period, driven primarily by improved sourcing. In addition, the improvement in gross margins was due in part to a change in the product mix with a lower proportion of clearance items sold as compared to fiscal year 2009. As stated in the Company’s Annual Report on Form 10-K for fiscal year 2009, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company expects to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, the Company’s products are manufactured using several key raw materials, most notably wool and cotton. In recent months the prices of cotton and other production inputs have increased significantly. The Company expects these prices to continue to remain at these elevated levels in fiscal year 2011, which will have a significant impact on the Company’s product costs and potentially have a negative impact on its gross profit margin. Additionally, the Company’s gross profit margin may be negatively impacted during the development phase of some of its new business initiatives such as the newly-launched tuxedo rental business and the factory store concept.

Sales and Marketing Expenses — Sales and marketing expenses consist primarily of a) Full-line Store, factory store and Direct Marketing occupancy, payroll and benefits, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $74.0 million or 42.7% of sales in the third quarter of fiscal year 2010 from $67.5 million or 41.8% of sales in the third quarter of fiscal year 2009. Sales and marketing expenses increased to $218.2 million or 40.4% of sales in the first nine months of fiscal year 2010 from $200.1 million or 40.8% of sales in the first nine months of fiscal year 2009. The increase as a percentage of sales for the third quarter of fiscal year 2010 was driven primarily by higher other variable selling, advertising and marketing and occupancy costs as a percentage of sales. The decrease as a percentage of sales for the first nine months of fiscal year 2010 was driven primarily by the leveraging of occupancy costs and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling and advertising and marketing costs as a percentage of sales.
The increase in sales and marketing expenses relates primarily to the opening of 33 new stores and the closing of four stores since the end of the third quarter of fiscal year 2009 and sales growth. For the third quarter of fiscal year 2010, the increase of approximately $6.5 million consists of a) $2.3 million related to additional occupancy costs, b) $1.7 million related to additional Stores and Direct Marketing payroll and benefits costs, c) $1.4 million related to advertising and marketing expenses, and d) $1.1 million related to additional other variable selling costs, largely increased shipping costs to customers. For the first nine months of fiscal year 2010, the increase of approximately $18.1 million consists of a) $5.9 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $4.2 million related to advertising and marketing expenses, c) $4.2 million related to additional occupancy costs, and d) $3.8 million related to additional other variable selling costs, largely increased shipping costs to customers. The Company expects sales and marketing expenses to increase for the remainder of fiscal year 2010 as compared to fiscal year 2009 primarily as a result of opening new stores (approximately 35 to 37 stores) in fiscal year 2010, the full year operation of stores that were opened during fiscal year 2009, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $16.4 million and $14.0 million for the third quarter of fiscal year 2010 and the third quarter of fiscal year 2009, respectively. G&A expenses were $50.3 million for the first nine months of fiscal year 2010 compared to $43.5 million for the first nine months of fiscal year 2009. As a percent of net sales, G&A expenses were 9.5% and 8.7% for the third quarters of fiscal years 2010 and 2009, respectively, and 9.3% and 8.9% for the first nine months of fiscal years 2010 and 2009, respectively. The increases as a percentage of sales were driven primarily by higher professional fees and higher other corporate overhead costs.
For the third quarter of fiscal year 2010, the increase of approximately $2.4 million was due to a) $0.7 million of higher corporate compensation costs (which include all company incentive compensation) and group medical costs, b) $0.5 million of higher professional fees, c) $0.7 million of higher other corporate overhead costs, and d) $0.5 million of higher distribution center costs. For the first nine months of fiscal year 2010, the increase of approximately $6.8 million was due to a) $2.5 million of higher corporate compensation costs and group medical costs, b) $1.3 million of higher professional fees, c) $2.1 million of higher other corporate overhead costs, and d) $0.9 million of higher distribution center costs. Growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) for the third quarter and the first nine months of fiscal year 2010 were $0.1 million and $0.3 million of income, respectively, compared to less than $0.1 million of income for the third quarter and less than $0.1 million of expense for the first nine months of fiscal year 2009. The improvements over fiscal year 2009 were due primarily to higher average cash and cash equivalents and short-term investment balances during the fiscal year 2010 period and lower financing fees in fiscal year 2010 due to the expiration of the Company’s credit facility in the first quarter of fiscal year 2010.
Income Taxes — The effective income tax rate for the third quarter of fiscal year 2010 was 38.9% as compared with 39.3% for the third quarter of fiscal year 2009. For the first nine months of fiscal year 2010, the effective tax rate was 39.6% as compared with 39.3% for the same period of fiscal year 2009. The decrease for the third quarter of fiscal year 2010 was primarily driven by reversals of unrecognized tax benefits due to expirations of statutes of limitations, partially offset by higher state income taxes. The increase for the first nine months of fiscal year 2010 was largely related to higher state income taxes. During the third quarter of fiscal year 2010, the Company realigned its legal entity structure to more appropriately reflect its operational organization. As a result, the Company anticipates that it will incur lower state income tax liabilities beginning in fiscal year 2011 and thereafter, assuming no significant changes to U.S. federal or state tax rules.

Significant changes to U.S. federal or state income tax rules could occur as part of future legislation. Such changes could influence the Company’s future income tax expense and/or the timing of income tax deductions. The impact of such changes on the Company’s business operations and financial statements remains uncertain. However, as the possibility of any enactment progresses, the Company will continue to monitor current developments and assess the potential implications of these tax law changes on its business and consolidated financial statements.
The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2007, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.
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
The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows (In Thousands):

	Nine Months Ended
	October 31, 2009	October 30, 2010

Cash provided by (used in):
Operating activities	$(5,582)	$5,069
Investing activities	(75,474)	69,294
Financing activities	95	2,291

Net increase (decrease) in cash and cash equivalents	$(80,961)	$76,654

The Company’s cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. The Company’s short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At October 30, 2010, the Company’s cash and cash equivalents balance was $98.5 million and its short-term investments were $79.8 million, for a total of $178.3 million, as compared with a cash and cash equivalents balance of $41.9 million and short-term investment of $64.9 million, for a total of $106.8 million at October 31, 2009. The Company’s cash and cash equivalents balance was $21.9 million and short-term investments were $169.7 million, for a total of $191.6 million at the end of fiscal year 2009. The Company had no debt outstanding at October 30, 2010, October 31, 2009 or at the end of fiscal year 2009. The significant changes in sources and uses of funds through October 30, 2010 are discussed below.

Cash provided by the Company’s operating activities of $5.1 million in the first nine months of fiscal year 2010 was primarily impacted by net income of $44.9 million and depreciation and amortization of $18.1 million, partially offset by an increase in operating working capital and other operating items of $59.2 million. The increase in operating working capital and other operating items included the following:
• an increase in inventory of $50.4 million related largely to the buildup for the fourth quarter holiday sales season, in addition to new store openings and the launch of its factory store initiative;
• an increase in accounts receivable of $6.1 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the third quarter of fiscal year 2010 as compared with the end of the fourth quarter of fiscal year 2009;
• an increase in prepaid and other assets of $12.0 million due primarily to an increase in prepaid income taxes and an increase in landlord contributions as a result of the new store openings during 2010;
• a reduction in accrued expenses totaling $15.7 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2009; and
• an increase in accounts payable of $26.8 million due primarily to the timing of payments to vendors.
Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates. Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period.
Cash provided by investing activities of $69.3 million for the first nine months of fiscal year 2010 relates to $90.0 million of net maturities of short-term investments, partially offset by approximately $20.7 million of payments for capital expenditures, as described below.
For fiscal year 2010, the Company expects to spend approximately $31 to $33 million on capital expenditures, primarily to fund the opening of approximately 35 to 37 new stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to new business initiatives including tuxedo rentals and factory stores and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4 to $5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. The Company spent approximately $20.7 million on capital expenditures in the first nine months of fiscal year 2010 largely related to partial payments for the 29 stores opened during the first nine months of the fiscal year, plus expenditures related to the expansion of its distribution and office space and expenditures related to the tuxedo rental initiative. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at year-end fiscal year 2009 related to stores opened in fiscal year 2009. For the stores opened and renovated in the first nine months of fiscal year 2010, the Company negotiated approximately $3.6 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal years 2010 and 2009.

			Amounts
		Amounts	Collected	Amounts
		Collected in	YTD in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	October 30,
	Amounts	2009	2010	2010
	(In Thousands )
Full Fiscal Year 2009 Store Openings (14 Stores)	$2,829	$2,170	$649	$10
First Nine Months of Fiscal Year 2010 Store Openings (29 Stores)	3,648	—	1,041	2,607

	$6,477	$2,170	$1,690	$2,617

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
Disclosures about Contractual Obligations and Commercial Commitments
The Company’s principal commitments are non-cancellable operating leases in connection with its retail stores, certain tailoring facilities and equipment and inventory purchase commitments. Under the terms of certain of the retail store leases, the Company is required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.
The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal year 2010 unless otherwise indicated.

	Payments Due by Fiscal Year
	(In Thousands)
				Beyond
	2010	2011-2013	2014-2015	2015	Total (f)

Operating leases (a) (b)	$57,299	$175,150	$81,094	$77,490	$391,033
Inventory Purchase Commitments (c)	78,791	208,476	—	—	287,267
Related Party Agreement (d)	825	2,475	—	—	3,300
License agreement (e)	165	495	330	—	990

(a)	Includes various lease agreements for stores to be opened and equipment placed in service subsequent to October 30, 2010.

(b)	Excludes contingent rent and other lease costs.

(c)	Represents the value of expected future inventory purchases for receipts out to the end of fiscal year 2011 for which purchase orders have been issued or other commitments have been made to vendors as of October 30, 2010.

(d)	Relates to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under his name.

(f)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.7 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At October 30, 2010, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency and does not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of its suppliers could have a material adverse effect on the Company’s product costs and resulting gross profit. The Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $1.4 million in fiscal year 2009.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of October 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2010.
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
In late October 2009, the Company and MLAF agreed to settle the Class Action for an amount that was within the limits of the Company’s insurance coverage. The settlement did not have any impact on the Company’s financial statements. The Stipulation of Settlement (the “Stipulation”) entered into by the Company and MLAF included a statement that, at the time of the settlement, the substantial discovery completed did not substantiate any of the claims asserted against the individual defendants. By Order dated July 8, 2010 and filed on July 20, 2010, the court approved the settlement of the Class Action in accordance with the Stipulation and dismissed the Class Action with prejudice.
On November 12, 2009, Casey J. Stewart, a former employee of the Company, on behalf of himself and all others similarly situated, filed a Complaint against the Company in the United States District Court for the Northern District of California (Case number CV 09 5348 PJH) alleging racial discrimination by the Company with respect to hiring and terms and conditions of employment. Pursuant to a Motion to Transfer Venue filed by the Company, the case was transferred to the United States District Court for the Eastern District of California (Case number 2:10-cv-00481-GEB-DAD). On October 21, 2010, the parties filed a Stipulated Dismissal of Complaint requesting the court to dismiss the Complaint with prejudice, each party to bear its own fees and costs. By Order dated October 21, 2010, the court dismissed the case with prejudice.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results. In light of recent increases in the prices of cotton and other production inputs, we have updated the risk factors from our Annual Report on Form 10-K for fiscal year 2009 as set forth below. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2009 except for the following:

Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business.

Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. The prices for these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, economic, climate and other unpredictable factors. We purchase the raw materials for approximately 11% of our finished products. Five vendors accounted for over 83% of the raw materials purchased directly by us in fiscal year 2009. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Some of these finished unit vendors purchase raw materials from the same suppliers as the Company. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. Specifically, as set in this Quarterly Report on Form 10-Q under Management’s Discussion and Analysis of Financial Condition and Results of Operations, in recent months the prices of cotton and other production inputs have increased significantly. The Company expects these prices to continue to remain at these elevated levels in 2011, which will have a significant impact on the Company’s product costs and potentially have a negative impact on its gross profit margin. Fuel costs and labor costs could also have an adverse impact on our vendors’ manufacturing costs and on our freight and other costs. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business could have a material adverse impact on our business, financial condition and results of operations.

Item 5. Other Information
On November 30, 2010, those members of the Board of Directors who are “independent directors” in accordance with the Nasdaq Stock Market Rules met in executive session and approved an amendment to that certain consulting agreement entered into by the Company and Robert N. Wildrick on September 9, 2008 (the “Consulting Agreement”). As Mr. Wildrick is the Chairman of the Board and the amendment constitutes a related party transaction, generally the Audit Committee would have been responsible for evaluating the transaction. The Board instead met in executive session in order to increase the number of independent directors who participated in the decision. The First Amendment to Consulting Agreement extends the term of the Consulting Agreement from January 31, 2012 to January 26, 2014. All other terms of the Consulting Agreement as disclosed in the Company’s Current Report on Form 8-K filed on September 12, 2008 remain unchanged.
Item 6. Exhibits

Exhibits

10.1	First Amendment, dated November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Jos. A Bank Clothiers, Inc. and Robert N. Wildrick.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated: December 1, 2010	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibits

10.1	First Amendment, dated November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Jos. A Bank Clothiers, Inc. and Robert N. Wildrick.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.