Form 10-K
period 2011-01-29
BANK JOS A CLOTHIERS INC /DE/
filed 2011-03-30
CIK 920033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the fiscal year ended January 29, 2011 (“Fiscal year 2010”).
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-23874

JOS. A. BANK CLOTHIERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3189198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Hanover Pike, Hampstead, MD (Address of Principal Executive Offices)	21074 (Zip Code)

Registrant’s telephone number, including area code
(410) 239-2700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at July 31, 2010 was approximately $930.2 million. The determination of the “affiliate” status for purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.

The number of shares of Common Stock outstanding on March 23, 2011 was 27,622,054.

DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10-14 either by (a) incorporating the information by reference from the Company’s definitive proxy statement if filed by May 30, 2011 (the first business day following 120 days from the close of its fiscal year ended January 29, 2011) or (b) filing an amendment to this Form 10-K which contains the required information by May 30, 2011.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

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

PART I

Item 1.	BUSINESS.

General

Jos. A. Bank Clothiers, Inc., a Delaware corporation organized on June 22, 1982 (herein referred to as the “Company,” “Jos. A. Bank,” “our company,” first person pronouns such as “we,” “us,” or “our,” or similar terms), is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. The Company sells substantially all of its products exclusively under the Jos. A. Bank label through its 506 retail stores (as of January 29, 2011, which includes 12 Outlet and Factory stores and 14 Franchise stores) located throughout 42 states and the District of Columbia in the United States, as well as through the Company’s nationwide catalog and Internet (www.josbank.com) operations.

The Company’s products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. The Company’s products are offered at “Three Levels of Luxury,” which range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. The Company purchases the majority of its merchandise as finished product, with the manufacturer or supplier responsible for purchasing all components of the product, including fabric (also known as piece goods or raw materials, although the Company may designate which components to use). The Company purchases certain of its merchandise (including almost all suit separates and top coats) on a cut, make and trim basis, whereby the Company supplies the piece goods. The Company sources substantially all of its merchandise from suppliers and manufacturers or through buying agents using Jos. A. Bank designs and specifications.

The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended (or will end) on the following dates and will be referred to herein by their fiscal year designations:

Fiscal year 2004	January 29, 2005
Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Fiscal year 2011	January 28, 2012

Each fiscal year noted above consisted (or will consist) of 52 weeks except fiscal year 2006, which consisted of 53 weeks.

Strategy

The Company, established in 1905, has reinvented itself since 1999 by focusing on its “Four Pillars of Success,” which consist of:

1. Quality;

2. Service;

3. Inventory In-stock; and

4. Product Innovation.

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

The Company emphasizes customer service in all aspects of its business. Sales associates focus on developing close business relationships with their customers to help serve all of the customers’ clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the Internet or catalog. A tailor is staffed in most stores to ensure prompt, high quality alteration service for our customers.

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

Store Growth.  The Company had 506 stores as of fiscal year-end 2010, which included 480 Company-owned Full-line stores (as defined below under “Segments”), 12 Company-owned Outlet and Factory stores and 14 stores operated by franchisees. As a result of implementing its store growth plan, the Company opened 60 new stores in fiscal year 2004, 56 new stores in fiscal year 2005, 52 new stores in fiscal year 2006, 48 new stores in fiscal year 2007, 40 new stores in fiscal year 2008, 14 new stores in fiscal year 2009 and 36 new stores (including 30 Full-line stores, 5 Factory stores and 1 Franchise store) in fiscal year 2010. The Company intends to open new stores primarily in core markets which may allow the Company to leverage its existing advertising, management, distribution and sourcing infrastructure. The Company also intends to continue to open new stores in less mature markets such as western states, where it is developing a critical mass of stores to gain leverage.

The Company plans to open approximately 40 to 50 stores in fiscal year 2011. In the future, the Company believes that it can grow the chain to approximately 600 Full-line stores and 50 to 75 Factory stores in the United States, depending on the performance of the Company over the next several years and the development of the Factory store concept, among other factors.

Product Design and Sourcing.  The Company designs and sets the specifications for substantially all of its products. The designs are provided to a world-wide vendor base which manufactures to the Company’s specifications. In certain cases, the Company has eliminated the middlemen (e.g. importers and resellers) in its sourcing process and contracts directly with its manufacturers. The Company used a buying agent through which it sourced approximately 51% of its total product purchases in fiscal year 2010 and expects to continue this relationship in fiscal year 2011. The Company’s product design and sourcing strategies have resulted in reduced product costs over the past ten years, which have enabled the Company to design additional quality into its products, increase gross profit margins over that period and fund the development of the infrastructure needed to grow the chain.

Segments

The Company has two reportable segments: Stores and Direct Marketing. The Stores segment consists of all Company-owned stores excluding Outlet and Factory stores (“Full-line stores”). The Direct Marketing segment consists of our Internet and catalog operations. The Company has included information with regard to these segments for each of its last three fiscal years in Note 12 to its Consolidated Financial Statements.

Stores.  The Company’s Stores segment consists of its 480 Full-line stores. The Company opened 30 Full-line stores (and closed three stores) in fiscal year 2010 and plans to open approximately 35 to 40 Full-line stores and to close one or more Full-line stores in fiscal year 2011. The Company’s real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to the Company’s target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2010, the store mix of the 480 Full-line stores consisted of 167 outdoor lifestyle centers, 81 malls, 55 downtown/street front/business districts and 177 strip centers, power centers or freestanding stores.

The Company’s current store prototype was introduced in March 2001 in Charlottesville, Virginia and has been continually improved. The design emphasizes an open shopping experience that coordinates the Company’s successful corporate casual and sportswear with its suits, shirts, ties and other products. The store design is based on the use of wooden fixtures, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The Full-line stores averaged approximately 4,640 square feet at fiscal year-end 2010. The Full-line stores opened in fiscal years 2009 and 2010 averaged approximately 4,040 and 4,200 square feet, respectively.

The cost to open a new store is based primarily on store size and landlord construction allowances. In fiscal year 2010, the average build-out cost for a new Full-line store was approximately $435,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. The Company expects to be reimbursed by landlords an average of approximately $125,000 of the new store build-out cost for these Full-line stores opened in fiscal year 2010. New stores also require an inventory investment, which varies based on the season in which the store opens. Although amounts vary, in fiscal year 2010, new Full-line store openings required an average initial investment of approximately $285,000. The inventory levels in a new store are typically increased as the store’s sales grow.

Substantially all Full-line stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional tailor shops which allow the use of smaller tailor shops within each store. These regional facilities receive customers’ goods from Full-line stores, which are altered and returned to the selling store for customer pickup. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. The Company guarantees all of the tailoring work performed.

The Company launched a tuxedo rental initiative in January 2010 on a test basis in approximately 5% of its Full-line stores and rolled out the tuxedo rental business to substantially all of the stores by the end of the second quarter of fiscal year 2010. The Company has contracted with a national distributor that owns the tuxedo inventory and delivers the orders to the Company’s stores.

At January 29, 2011, the Company had 506 retail stores (consisting of 480 Full-line stores, 12 Outlet and Factory stores and 14 Franchise stores) in 42 states and the District of Columbia. The following table sets forth the stores that were open at that date.

JOS. A. BANK STORES

Total #
State	of Stores

Alabama(a)(b)	13
Arizona	5
Arkansas	4
California	31
Colorado	9
Connecticut	14
Delaware	1
Florida	35
Georgia(a)(b)	22
Idaho	1
Illinois(a)	29
Indiana	9
Iowa	3
Kansas	3
Kentucky	5
Louisiana(a)	6
Maryland(b)	21
Massachusetts	16
Michigan	13
Minnesota	7
Mississippi(a)	3
Missouri	8
Nebraska	2
Nevada	3
New Hampshire	2
New Jersey(b)	29
New Mexico	1
New York(b)	21
North Carolina(a)	21
Ohio	22
Oklahoma	4
Pennsylvania(b)	27
Rhode Island	2
South Carolina(a)	11
South Dakota	1
Tennessee(a)	12
Texas(b)	48
Utah	2
Virginia(b)	25
Washington	3
Washington, D.C.	5
West Virginia	1
Wisconsin	6

Total	506

(a)	Includes one or more Franchise store(s)

(b)	Includes one or more Outlet or Factory store(s)

Direct Marketing.  The Company’s Direct Marketing segment, consisting of its Internet and catalog channels, is a key part of the Company’s multi-channel concept. This segment is driven primarily by the Internet channel as the catalog channel has declined over time with the increasing popularity of the Internet. In fiscal year 2010, the Direct Marketing segment accounted for approximately 10% of the Company’s net sales and recorded a sales increase of 24.4%. The Company’s Direct Marketing segment offers potential and existing customers convenience in ordering the Company’s merchandise. In fiscal years 2009 and 2010, the Company distributed approximately 9.2 million and 9.6 million catalogs, respectively.

The Internet site and the catalog offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate the Company’s high-quality image, provide customers with guidance in coordinating outfits, generate store traffic and provide useful market data on customers. The Company believes customers are very confident purchasing traditional business attire through our Internet site and catalog, as suits represented approximately 25% of sales in the Direct Marketing segment in fiscal year 2010.

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

The Company upgraded its existing Internet infrastructure during fiscal year 2009 to meet increasing capacity needs and to add certain features to further enhance the customer shopping experience. The new Internet site, which was launched in October 2009, has many customer-friendly features such as larger images, product photos with zoom-in functionality that allows fine details to be seen, plus advanced product search functionality, such as searching by size, that makes shopping more efficient. In addition, the site accepts new forms of payment such as Paypal and Bill Me Later. Customers may request to have their orders shipped to an address of their choice or to any JoS. A. Bank store for convenient pick up. The new site also supports many of the creative promotional and sale events that were previously offered only in the Company’s Full-line stores. The site has enabled the Company to be responsive to trends thereby affording the Company an opportunity to increase sales.

During fiscal year 2010, the Company launched a new website dedicated exclusively to the products offered under its Big and Tall customer category. As part of this new website, the Company expanded its product offerings to add or broaden such items as suits and suit separates including portly sizes, dress shirts, extra long ties and sportshirts. The Company expects to continue to expand the Big and Tall product assortment in fiscal year 2011. Also, during fiscal year 2010, the Company launched a new website dedicated to the products offered under its new Factory store concept. In addition to expanding the Company’s overall product offerings over the Internet channel, these new websites further leverage the e-commerce platform the Company developed and implemented in fiscal year 2009.

The Company has experienced strong growth in its Internet sales over the past five fiscal years. To help drive Internet traffic, the Company affiliates with other Internet companies. These affiliates link potential customers from their web platforms to the Company’s websites where the customer may ultimately make a purchase. The Company typically pays a fee to these affiliates based on a percentage of net sales generated by them. As a result of an analysis performed by the Company in fiscal year 2010, the Company eliminated approximately one-third of its under-performing affiliates and reduced its total number of affiliates from approximately 3,100 at the end of fiscal year 2009 to approximately 2,100 at the end of fiscal year 2010. Despite this decrease, Internet sales significantly increased during fiscal year 2010. The Company expects to continue to pursue affiliate arrangements to help fuel future Internet sales increases.

To process catalog orders, sales associates enter orders online into a computerized catalog order entry system, while Internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it updates files and permits the Company to measure the response to individual catalog mailings and Internet email promotions. Computer processing of orders is performed by the warehouse management system which permits orderly picking of inventory from the warehouses. The Company’s order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by ground delivery to arrive at a customer’s home in two to five business days or, if requested, by expedited delivery services, typically using United Parcel Service as the delivery company. Sales and inventory information is available to the Company’s merchants the day after the sales transaction.

Corporate and Other.  In addition to the corporate office and the distribution centers, the Company’s “Corporate and Other” segment consists of 14 Franchise locations and 12 Outlet and Factory stores. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay the Company an initial fixed franchise fee and then a percentage of its net sales. Franchisees are required to maintain and protect the Company’s reputation for high quality, classic clothing and customer service. Generally, the franchisees have the rights within certain geographical territories to operate stores, which prohibits the Company from opening stores within these territories without first giving the franchisees the right of first refusal. The Company opened 1 new Franchise store in fiscal year 2010 and does not expect to open a significant number of Franchise stores in the future. Franchisees purchase substantially all merchandise offered for sale in their stores from the Company at an amount above the Company’s cost.

Prior to fiscal year 2010, the Company had 7 Outlet stores which served to liquidate excess merchandise and offer certain first quality products at a reduced price. During fiscal year 2010, the Company launched a new Factory store concept initiative to target a unique customer base that it believes has limited overlap with the customer base in our Full-line stores. The Company opened 5 stores under the new Factory store concept in fiscal year 2010 to test the initiative. New merchandise offerings were developed that cater to this customer’s needs. Additionally certain of these product offerings were also introduced into the pre-2010 Outlet stores. The results achieved by the 5 stores opened in fiscal year 2010 met the Company’s expectations, and as a result, the Company plans to open an additional 10 to 12 Factory stores in fiscal year 2011. Also, the Company expects, over time, to convert the 7 pre-2010 Outlet stores to Factory stores. If the stores opened/operated under this new initiative continue to perform to the Company’s expectations, it believes there is a long-term opportunity to operate 50 to 75 Factory stores in the U.S.

Merchandising

The Company believes it fills a niche of providing upscale classic, professional men’s clothing with superior quality at a reasonable price. The Company’s merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. The Company offers a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business and business casual, as well as sportswear and golf apparel, substantially all of which is sold under the Jos. A. Bank label. Its product offerings include tuxedos, suits, shirts, vests, ties, sportcoats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear, among other items. The Company also sells branded shoes from several vendors, representing approximately 3% of total net sales, which are substantially the only products it sells not using the Jos. A. Bank brand.

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

The Company believes its merchandise offering is well positioned to meet the changing trends of business dress for its target customers. Suits accounted for approximately 30% of the Company’s merchandise sales in fiscal year 2010, and serve as the foundation of the Company’s extensive offering of other products. As the corporate work environment trended to casual over the past decade, the Company’s product offerings were modified to meet the needs of the Jos. A. Bank customer.

The Company has many unique products to serve its customers’ needs and believes that continued development of innovative products is one of its “Four Pillars of Success.” For example, the Company offers its Separates collection, a concept for purchasing suits that allows customers to customize their suits by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including superfine wool and natural stretch wool. The Separates line allows a customer to buy a suit that will fit his unique body size with minimum alterations, for a custom fit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept in better quality suits, which the Company believes is a competitive advantage.

The Company also has a very successful line of wrinkle resistant, all cotton dress shirts and sportshirts and in fiscal year 2007 introduced the slimmer cut “Tailored Fit” model to its dress shirt offering. The Company offers its Vacation-in-Paradise (“VIP”) line of casual vacation wear and its David Leadbetter golf apparel, which includes sportshirts, sweaters and casual trousers, in its sportswear category.

In fiscal year 2004, the Company introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of its successful “Traveler” collection of products. In late fiscal year 2004, it introduced a wrinkle resistant, stain-resistant suit as part of its Separates Collection. The Traveler Suit Separates program is designed to take advantage of our expertise in suit separates with perfectly matched suit coats and pants sold in the customer’s size for a better fit. The 100% wool Traveler Suit Separates are stain resistant and made with stretch comfort waist bands and stretch linings and include extra interior pockets. In fiscal year 2007, the Company also added a selection of wrinkle and stain resistant cashmere sweaters to its line of Traveler products. During fiscal year 2010, the Company further expanded its Traveler collection with the introduction of a Tailored Fit suit product which offers customers a narrower, more stylish fit.

In fiscal year 2005, the Company introduced the “Stays Cool” suit, which features innovative fabrics and linings using a variety of technologies to keep the customer cool and comfortable in a warm climate. The Company has continued to add products using the “Stays Cool” features during the past several years.

In fiscal year 2010, the Company introduced the “Classic” collection, a line of products developed exclusively for its new Factory stores. This line of products emphasizes traditional, classic styling at a superior value to the Factory store customer.

Also in fiscal year 2010, with the launch of its new Big and Tall website, the Company further expanded its Big and Tall product offerings to add or broaden such items as suits and suit separates including portly sizes, dress shirts, extra long ties and sportshirts. Prior to fiscal year 2010, the Company had certain limited Big and Tall product offerings which included dress shirts and tailored clothing such as suits and suit separates, sportcoats, dress pants and formalwear.

Because of the classic character of the Company’s merchandise and aggressive store clearance promotions, historically, the Company has been able to sell substantially all of its products through its Full-line stores, catalog, Internet site and Outlet and Factory stores and has not been required to sell significant amounts of inventory to third-party liquidators.

Design and Purchasing

Jos. A. Bank merchandise is designed through the coordinated efforts of the Company’s merchandising and planning staffs, working in conjunction with suppliers, manufacturers and buying agents around the world. The process of creating a new garment begins up to 18 months before the product’s expected in-stock date. Substantially all products are made to the Company’s rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandising staff oversees the development of each product’s style, color and fabrication. The Company’s planning staff is responsible for providing each channel of business with the correct amount of products.

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

Approximately 3% of the total product purchases (including piece goods) in fiscal year 2010 were sourced from United States suppliers, and approximately 97% were sourced from suppliers in other countries. In fiscal year 2010, approximately 37% of the total product purchases were from suppliers in China (including Hong Kong), 24% in Mexico, 9% in Bangladesh, 7% in Sri Lanka and 7% in India. Of the remaining 13% of total purchases, no other country represented more than 5% of total product purchases in fiscal year 2010. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled.

The Company uses a buying agent to source a significant portion of its products from various companies that are located in or near Asia (China, including Hong Kong, Indonesia, India, Malaysia, Thailand, and Bangladesh). Purchases through this buying agent represented approximately 51% of the total product purchases in fiscal year 2010. The Company also makes other purchases from manufacturers and suppliers in Asia. Two other suppliers combined represented approximately 19% of total product purchases in fiscal year 2010. The Company buys its shirts from leading U.S. and overseas shirt manufacturers who also supply shirts to many of the Company’s competitors.

The total product purchases discussed above include direct purchases of raw materials by the Company that are subsequently sent to manufacturers for cutting and sewing. The Company purchases the raw materials for approximately 9% of its finished products, of which five vendors accounted for over 72% of the raw materials purchased directly by the Company in fiscal year 2010. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.

The Company transacts substantially all of its business on an order-by-order basis and does not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished goods supplier, piece goods vendor or contract manufacturer. The Company ordinarily places orders for the purchase of inventory approximately 6 to 12 months in advance.

The Company has not experienced any significant difficulties as a result of any foreign political, economic or social instabilities. The Company believes that it has good relationships with its piece goods vendors, finished goods suppliers, contract manufacturers and buying agents and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms, but it cannot make any assurances of such results. The Company does business with all of its vendors in U.S. currency. As a result, the Company is affected by the value of the U.S. dollar against the foreign currencies of its suppliers’ countries. The Company attempts to mitigate these risks through aggressive price negotiation and resourcing. A devaluation of the U.S. dollar against these currencies may impact the Company’s results as an increase in the cost of goods sold.

Marketing, Advertising and Promotion

Strategy.  The Company has historically used mass media advertising (such as local radio, national cable television and direct mail marketing) and promotional activities in support of its store and catalog/Internet operations. The Company also sends email promotions to its store and Internet customers. The basis of each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale, classic clothing offered at a value. The Company maintains a database of names of people who have previously made a purchase from one of the Company’s retail stores, its Internet site or catalog or have requested a catalog or other information from the Company. During fiscal year 2010, the Company completed a conversion of its customer database to an updated platform, retaining customer history only for the past four years. Upon this conversion, the Company maintained over 4.6 million names in this customer database as of fiscal year-end 2010. Of these names, approximately 3.2 million represent individuals who have made such purchases or information requests in the past 24 months, an increase over the 2.6 million of such customers as of fiscal year-end 2009. The Company evaluates its database for its mailings and selects names based on expectations of response to specific promotions, which allows the Company to efficiently use its marketing dollars.

In the fourth quarter of fiscal year 2004, the Company began testing national cable television advertising as a method to increase its brand awareness and to drive customers to its stores. The Company has increasingly expanded its use of television advertising in the past six years and expects to continue marketing through television advertising in fiscal year 2011.

The Company employs a “high-low” product pricing strategy and runs targeted promotional events throughout the year based on market conditions and customer preferences and demands. As part of the “high-low” strategy, the Company promotes specific items or categories at prices that are below the retail price regularly offered to customers. The Company also conducts clearance sales throughout the year, especially at the end of each of its two seasons, primarily to manage its seasonal inventory levels.

Corporate Card Program.  Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all Full-line stores, as well as for catalog and Internet purchases. At year-end fiscal 2010, over 439,000 companies nationally, from small privately-owned companies to large public companies, were members of the program, representing an increase of approximately 14% over the approximately 385,000 member companies at year-end fiscal 2009. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program has increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.

Apparel Incentive Program.  Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for employee achievement or for employee recognition. The Company also redeems proprietary gift certificates and gift cards marketed by major premium/incentive companies.

Distribution

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through two distribution facilities located in Hampstead, Maryland (one owned and one leased). The facilities are designed to handle different product types, with the owned building handling “flat” goods such as shirts, sweaters, ties, etc and the leased building handling primarily “hanging” goods such as suits, dress pants, coats, etc. Both buildings are designed to support corporate office functions as well as distribution center functions and are adjacent to each other.

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

To support new store growth, the Company has upgraded its distribution centers several times over the past ten years. In late fiscal year 2004, the Company increased its distribution center capacity by leasing and equipping approximately 289,000 square feet of space in a facility that is adjacent to the Company’s headquarters and original distribution center. This second distribution center became fully operational in early fiscal year 2005. With this fiscal year 2005 expansion, the distribution center facilities were designed to support approximately 500 stores plus the Direct Marketing segments. To accommodate our latest plans to expand the store base to approximately 650 to 675 total stores, we added another 126,000 square feet in the second distribution center in fiscal year 2010, of which 114,000 square feet was dedicated to distribution and 12,000 square feet was dedicated to office space. This expansion in fiscal year 2010 should be sufficient to support most of our expected capacity needs for hanging products. To support our capacity needs for flat products, we will add additional space in fiscal years 2011 and/or 2012 through either lease or acquisition.

Management Information Systems

In fiscal year 1998, the Company installed and implemented the then-current version of its merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed by the Company, the system meets the Company’s current business needs. In fiscal year 1999, the Company replaced its point-of-sale (“POS”) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, the Company added a wide-area network to its POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to the Company’s centralized fulfillment center. In fiscal year 2007, the Company implemented a new financial reporting system. In fiscal year 2000, the Company upgraded its catalog order processing system to the then-current version, which was again updated in fiscal year 2007. During fiscal year 2009, the Company upgraded its existing Internet infrastructure in order to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience.

In fiscal year 2007, the Company implemented a new system that increased its ability to communicate design specifications to its worldwide vendor base, which replaced a system installed in fiscal year 2003. In fiscal year 2004, the Company developed systems that allow increased management and reporting of pricing elements such as gross margins. The Company outsources to a third party the storage and maintenance of its customer relationships management (“CRM”) database. The Company can access the CRM database which it uses to select names for customer promotions. By using these systems, the Company is able to capture greater customer data and increase its marketing efficiency using such data. The Company upgraded its proprietary customer database systems in fiscal year 2010 with a new outsourced vendor, which should enable the Company to enhance the productivity of its customer database.

In fiscal year 2010, the Company expanded its Internet platform to include two additional e-sites: Factory and Big and Tall. The Factory site allows customers to buy Factory goods online, whereas the Big and Tall site allows customers to buy extended-size goods online.

Competition

The Company competes primarily with other specialty retailers of men’s apparel, department stores and other catalog and online merchants engaged in the retail sale of men’s apparel, and to a lesser degree with other retailers of men’s apparel. The Company is one of only a few national multi-channel retailers focusing exclusively on men’s apparel, which the Company believes provides a competitive edge. The Company believes that it maintains its competitive position based not only on its ability to offer its high quality career clothing at reasonable prices, but also on its broad selection of in-stock merchandise, friendly customer service and product innovation as part of its “Four Pillars of Success.” The Company competes primarily with specialty and discount store chains, independent retailers, national and local department stores, Internet retailers and other catalogers engaged in the retail sale of men’s apparel, and to a lesser degree with other apparel retailers. These competitors, include, among others, Brooks Brothers, Macy’s, Lands End, Men’s Wearhouse and Nordstrom, as well as local and regional competitors in each store’s market. Many of these competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company.

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

Seasonality

The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2008, 2009 and 2010, the Company generated approximately 36%, 36% and 37%, respectively, of its annual net sales and approximately 52%, 50% and 48%, respectively, of its annual net income.

Employees

As of March 23, 2011, the Company had approximately 4,998 employees, consisting of 3,728 full-time employees and 1,270 part-time employees. Approximately 320 of our employees work in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the Mid-Atlantic Regional Joint Board, Local 806. The stated term of our collective bargaining agreement with the Mid-Atlantic Regional Joint Board, Local 806 expires on February 28, 2012.

Approximately 90 of our sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees ends on April 30, 2013.

As there have been no work stoppages in more than 20 years, the Company believes that relations are good with both of the unions that represent segments of its employees. The Company also believes that its relations with its non-union employees are good.

Available Information

The Company’s principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. The Company’s telephone number is (410) 239-2700 and its website address is www.josbank.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on its website free of charge as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any materials filed or furnished by the Company with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.	RISK FACTORS.

You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs, or is adversely resolved, the Company’s consolidated financial statements could be materially, adversely impacted in a particular fiscal quarter or year and the Company’s business, financial condition and results of operations may suffer materially. As a result, the market price of the Company’s common stock could decline and you could lose all or part of your investment in the stock of the Company. The risks described below are not the only risks facing the Company. Additional risks and uncertainties, including those not currently known to the Company or that the Company currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and results of operations.

If we are not able to continue profitably opening new stores due to general economic conditions or otherwise, our growth may be adversely affected.

A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending, among other things, can slow the development of new shopping malls and retail centers which can restrict the Company’s ability to find suitable locations for new stores. The Company believes that quality real estate opportunities are available in the marketplace, but such economic troubles could lead to adjustments to our expansion program in fiscal year 2011 and beyond. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot assure you that we will be able to meet these objectives. As we continue our expansion program, the proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in our financial performance. The opening of new stores may adversely affect Direct Marketing sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets.

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

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, consumer confidence and the levels of disposable consumer income which is impacted by consumer debt, interest rates, unemployment levels, changes in financial markets, reductions in net worth, residential real estate values, tight credit markets, taxation, gasoline and energy costs, among other factors. Consumer confidence also may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have a material adverse effect on our business, financial condition and results of operations.

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

Distress in the financial markets, such as the distress experienced by the United States economy since late fiscal year 2008, may result in diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. In fiscal year 2010, we elected not to renew our credit facility and a tightening of the credit markets could make it more difficult for us to access funds through new credit facilities or through the issuance of the Company’s securities.

Our immediate cash requirements, which fluctuate daily, are deposited at financial institutions and exceed federally insured limits. If the financial environment causes these financial institutions to become unstable or fail, we may experience losses on these deposit accounts.

Our cash investment strategies may have a negative effect on our business.

At present, we invest most of our cash in money market accounts and overnight federally-sponsored agency notes and U.S. Treasury bills with original maturities of 90 days or less. Our short-term investments consist primarily of U.S. Treasury bills with maturities of less than one year. The returns on these investments effectively reflect current market interest rates. As a result, market interest rate changes may negatively impact our net interest income or expense. We may invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, the value of which could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities’ financial condition, among other factors. As a result, the value or liquidity of our cash/investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

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

Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2010, approximately 51% of the Company’s total product purchases were sourced through a buying agent and we expect to continue this relationship in fiscal year 2011 and beyond. The loss of this buying agent or any of the Company’s other key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. Key vendors may also be affected by natural disasters such as earthquakes, tsunamis and flooding which could adversely impact their operations. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices. Although we have not experienced any material disruptions in our sourcing in the past several years, any significant disruption of supply from any of these sources or supplier failures could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to continue our sourcing from suppliers throughout the world, which may result in additional concentration of our sources. As a result, we face a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:

•	political instability of foreign countries;

•	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the United States from countries or regions;

•	obligations associated with being an importer of record, including monitoring and complying with all legal requirements;

•	imposition of duties, taxes and other charges on imports;

•	local business practice and political issues, including strikes and other work stoppages and issues relating to compliance with domestic or international labor standards which may result in adverse publicity;

•	migration and development of manufacturers, which can affect where our products are or will be produced;

•	potential delays or disruptions in shipping and related pricing impacts, including delays or disruptions due to security considerations;

•	volatile fuel supplies and costs; and

•	since we transact all business in the U.S. dollar, the devaluation of the U.S. dollar against the foreign currencies of our suppliers’ countries could adversely affect our product costs.

Any significant disruption of production from any of these sources could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected if the foreign manufacturers of our products do not use acceptable labor practices.

We require the third-party manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations. While our staff and buying agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by these independent manufacturers could interrupt, or otherwise disrupt, the shipment of products to us. The divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States could damage our reputation, which may result in a decrease in customer traffic to our stores, as well as purchasing through our catalogs and Internet site, and therefore could adversely affect our sales, net earnings, business, financial condition and results of operations.

Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business.

Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. The prices for these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, economic, climate and other unpredictable factors. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 72% of the raw materials purchased directly by us in fiscal year 2010. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Some of these finished unit vendors purchase raw materials from the same suppliers as the Company. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. In recent months, the prices of cotton, wool and other production inputs have increased significantly. The Company expects these prices to continue to remain at these elevated levels in fiscal year 2011, which will have a significant impact on the Company’s product costs and potentially have a negative impact on its gross profit margin. Other costs such as fuel costs, labor costs and healthcare costs could also have an adverse impact on our vendors’ manufacturing costs and on our freight costs, sales and marketing expenses and general and administrative expenses. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business could have a material adverse impact on our business, financial condition and results of operations.

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

Fluctuations in the demand for tailored and casual clothing and accessories affect our inventory levels. As our business is seasonal, we must purchase and carry a significant amount of inventory prior to peak selling seasons. We issue purchase orders for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing merchandise trends or consumer acceptance for our products. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Our advertising, marketing and promotional activities are highly regulated.

Our operations are subject to various federal and state consumer protection laws and regulations related to our advertising, marketing and promotional activities. We continue to be subject to a consent decree mandating certain advertising practices relating to sales promotions. We endeavor to monitor and comply with all applicable laws and regulations (including the consent decree) to ensure that our advertising, marketing and promotional activities comply with all applicable legal requirements, many of which involve subjective judgments. Any changes in such laws or regulations, or how the laws or regulations are enforced, or any failure to comply with such laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Effects of war, terrorism, public health events, natural disasters and other catastrophes.

War, terrorism, public health events (including severe infectious diseases and insect infestation), natural disasters and other catastrophes (or the threat of any of these) in the United States or elsewhere could damage or disrupt the national or global economy and the sourcing, production, receipt or shipment of our merchandise and could lead to lower customer traffic in our stores. These catastrophes could also disrupt Company operations in our offices, distribution centers and stores. Any of the foregoing could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

Our dependence on our two distribution centers located in Hampstead, Maryland exposes us to the risk of a substantial disruption to our business.

We concentrate the distribution of our products in two adjacent distribution centers located in Hampstead, Maryland. Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores and our customers. If these distribution centers were to shut down or lose significant capacity for any reason, such as due to fire or other catastrophic event or natural disaster, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. Although we maintain business interruption and property insurance, we cannot assure you that our insurance, if any, will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution centers or systems are shut down for any reason. These shut-downs could result in a material adverse effect on our business, financial condition and results of operations.

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

Our trademarks are important to our success and competitive position. We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION® and TRAVELER CREASE ®, each of which is registered in the United States Patent and Trademark Office. We are susceptible to others imitating our products and infringing on our intellectual property rights. Imitation or counterfeiting of our products or other infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or block sales of our products alleged to be in violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to the marks that we license and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Our failure to adequately protect and enforce our intellectual property rights or protect ourselves from the claims of third parties could result in a material adverse effect on our business, financial condition and results of operations.

We are exposed to a number of risks involving the acceptance and processing of credit cards, the occurrence of which could substantially harm our business, financial condition and results of operations.

Our acceptance of credit cards at our stores and through our catalog and Internet channels necessarily involves the gathering and storage of sensitive, personal information regarding our customers. Although we believe our systems are sound, no system is completely invulnerable to attack or loss of data. A loss of such data could subject us to financial and legal risks, as well as diminish our reputation and customer loyalty. Further, our continued ability to accept and process credit cards is dependent, in part, on our contractual relationships with our acquiring bank (i.e. the bank at which we maintain our account for collecting credit card payments from customers) and our credit card processor (i.e. the third party that submits on our behalf credit card transactions to our acquiring bank). Any disruption or change in these contractual relationships could interrupt our business or increase our costs. The occurrence of any of the foregoing risks, or other risks associated with the acceptance and processing of credit cards, could have a material adverse effect on our business, financial condition and results of operations.

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

Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2008, 2009 and 2010, we generated approximately 36%, 36% and 37%, respectively, of our annual net sales and approximately 52%, 50% and 48%, respectively, of our annual net income, which resulted, in part, from increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in the effectiveness of our increased promotional activity could adversely affect our sales. The current economic climate, including recessionary pressures, may cause such decreases to net sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins, especially during the fourth quarter, could have a disproportionate effect on our business, financial condition and results of operations. In addition, major storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.

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

We are subject to various litigation and legal proceedings and claims, including those identified in Part I, Item 3, “Legal Proceedings.” Although we intend to defend the identified matters vigorously, we are unable to predict the outcome of these matters. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover the costs or potential losses, if any. Regardless of their merit, the legal matters may result in a diversion of our management’s attention and resources and could be disruptive to our operations. In addition, costs and potential losses associated with these legal matters could adversely affect our business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Company owns one facility located in Hampstead, Maryland, which houses, among other things, its principal executive offices and a distribution center, and leases a second facility also located in Hampstead, Maryland, adjacent to its owned facility. The Company believes that its existing facilities are well maintained and in good operating condition. The table below presents certain information relating to the Company’s property as of March 23, 2011:

	Gross	Owned/
Location	Square Feet	Leased	Primary Function

Hampstead, Maryland	315,000	Owned	Offices, distribution center, Direct Marketing order and fulfillment and regional tailoring overflow shop
Hampstead, Maryland	289,000	Leased	Offices, distribution center, Direct Marketing order and fulfillment (Lease expires September 30, 2014, with option to renew through September 30, 2019)
Hampstead, Maryland	126,000	Leased	Offices, distribution center, Direct Marketing order and fulfillment (Lease expires January 31, 2013 with options to renew through September 30, 2019)

The Company also leases three tailoring facilities in Atlanta, Georgia, Kansas City, Kansas and Houston, Texas. In fiscal year 2010, the Atlanta and Houston facilities were relocated and expanded. Additional office space of approximately 3,000 square feet is leased in Florida.

As of January 29, 2011, the Company had 506 stores (consisting of 480 Full-line stores, 12 Outlet and Factory stores and 14 Franchise stores). All Full-line stores are leased, with the exception of one store which is located on property owned by the Company. The Full-line stores average approximately 4,640 square feet as of fiscal year-end 2010, including selling, storage, tailor shop and service areas. The Full-line stores range in size from approximately 1,400 square feet to approximately 18,900 square feet. In most cases the Company pays a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of the Company’s leases provide for an increase in fixed rental payments at various times during the lease term.

Item 3.	LEGAL PROCEEDINGS.

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

The Company is also a party to routine litigation matters that are incidental to its business. From time to time, other legal matters in which the Company may be named as a defendant are expected to arise in the normal course of the Company’s business activities. The resolution of the Company’s litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is listed on The Nasdaq Global Select Market under the trading symbol “JOSB.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, as reported on the Nasdaq Global Select Market.

	High	Low

1st Quarter fiscal 2011 (through March 23, 2011)	$47.95	$41.26

	Fiscal Year 2009		Fiscal Year 2010
	High	Low	High	Low

1st Quarter	$42.50	$19.61	$43.73	$26.33
2nd Quarter	42.46	29.50	43.23	35.01
3rd Quarter	48.92	34.88	47.36	36.40
4th Quarter	45.61	38.68	45.73	39.29

On March 23, 2011, the closing sale price of the Common Stock was $46.00.

Holders of Record of Common Stock

As of March 23, 2011, there were 63 holders of record of the Company’s Common Stock.

Dividend Policy

The Company intends to retain its earnings to finance the development and expansion of its business and other strategic opportunities and for working capital purposes, and therefore does not anticipate paying any cash dividends in the foreseeable future. On June 17, 2010, the Company’s Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Annual Report on Form 10-K have been adjusted to reflect this stock dividend. The Company did not declare or pay any cash dividends in fiscal year 2010.

Performance Graph

The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from January 27, 2006 through January 28, 2011 of an initial investment of $100 invested in (a) Jos. A. Bank’s Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

		Total Return Index	Total Return Index
	Jos. A. Bank	NASDAQ Stock	NASDAQ Retail
	Clothiers, Inc.	Market (U.S.)	Trade Stocks

January 27, 2006	$100.00	$100.00	$100.00
February 2, 2007	$77.97	$107.77	$109.87
February 1, 2008	$67.88	$104.08	$97.27
January 30, 2009	$68.40	$51.21	$62.55
January 29, 2010	$104.39	$74.75	$92.82
January 28, 2011	$156.73	$94.98	$115.72

This information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data as of January 29, 2011 and January 30, 2010 and for the three fiscal years ended January 29, 2011 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial data at January 31, 2009, February 2, 2008 and February 3, 2007 and for the fiscal years ended February 2, 2008 and February 3, 2007 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. All fiscal years, included and not included in these financial statements, end on the Saturday closest to January 31 of the respective year. Fiscal years 2007, 2008, 2009 and 2010 consisted of 52 weeks, while fiscal year 2006 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2006	2007	2008	2009	2010
	(In thousands, except per share information and stores)

Consolidated Statements of Income Information:
Net sales	$546,385	$604,010	$695,908	$770,316	$858,128
Cost of goods sold	207,947	225,364	264,954	298,193	320,585

Gross profit	338,438	378,646	430,954	472,123	537,543
Operating expenses:
Sales and marketing	212,890	242,655	277,354	293,663	326,464
General and administrative	52,453	53,240	58,111	61,057	69,472

Total operating expenses	265,343	295,895	335,465	354,720	395,936

Operating income	73,095	82,751	95,489	117,403	141,607
Total other income (expense)	(938)	1,582	477	(20)	453

Income before provision for income taxes	72,157	84,333	95,966	117,383	142,060
Provision for income taxes	28,935	34,165	37,558	46,228	56,261

Net income	$43,222	$50,168	$58,408	$71,155	$85,799

Per share information — diluted(a):
Net income per share	$1.57	$1.82	$2.11	$2.56	$3.08
Diluted weighted average number of shares	27,513	27,630	27,668	27,785	27,851
Consolidated Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$43,080	$82,082	$122,875	$21,853	$80,979
Short-term investments	—	—	—	169,736	189,789
Working capital	136,562	187,134	246,127	323,260	408,151
Total assets	368,392	440,098	491,366	556,364	662,037
Revolving and term debt	412	—	—	—	—
Total noncurrent liabilities (including debt)	46,416	52,712	58,383	54,509	54,415
Stockholders’ equity	208,234	261,165	321,813	393,310	482,676
Capital expenditures	31,141	27,696	35,105	16,333	29,352
Other Data (as of end of fiscal year):
Number of stores(b)	376	422	460	473	506

(a)	On June 17, 2010, the Company’s Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect the stock dividend.

(b)	Includes Franchise stores.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information that follows should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Overview

Net income in fiscal year 2010 increased 20.6% to approximately $85.8 million, as compared with approximately $71.2 million in fiscal year 2009. The increased earnings in fiscal year 2010 were primarily attributable to:

•	11.4% increase in net sales, driven by a 9.4% sales increase in the Stores segment and a 24.4% increase in the Direct Marketing segment sales;

•	130 basis point increase in gross profit margin;

•	7.0% increase in comparable store sales;

•	10 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy costs and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling costs and advertising and marketing costs as a percentage of sales; and

•	20 basis point increase in general and administrative costs as a percentage of sales driven primarily by higher other corporate overhead costs and professional fees.

The Company had 506 stores as of the end of fiscal year 2010, which consisted of 480 Full-line stores, 12 Company-owned Outlet and Factory stores and 14 stores operated by franchisees. In the past five years, the Company has opened 190 new stores as its infrastructure and performance have improved. Specifically, there were 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009 and 36 new stores opened in fiscal 2010.

The Company expects to open approximately 40 to 50 stores in fiscal year 2011, including 10 to 12 new Factory stores. In the future, the Company believes that it can grow the chain to approximately 600 Full-line stores and 50 to 75 Factory stores in the United States, depending on the performance of the Company over the next several years and the development of the Factory store concept, among other factors.

Capital expenditures are expected to be approximately $33 to $38 million in fiscal year 2011, primarily to fund the anticipated opening of approximately 40 to 50 new stores, the renovation and/or relocation of several stores, expansion of its distribution center capacity and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the cost of renovating or relocating several stores, of which $5 to $7 million is expected to be reimbursed through landlord contributions.

The Company expects total inventories to increase in fiscal year 2011 at a rate higher than experienced in recent years primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth, higher inventory sourcing costs and a larger buildup of core product inventory levels in anticipation that future costs of products will continue to remain at higher levels.

The Company ended fiscal year 2010 with $270.8 million in cash and cash equivalents and short-term investments and has had no debt outstanding since the end of fiscal year 2007. The Company generated $106.2 million of cash from operating activities in fiscal year 2010 which included $85.8 million of net income, $24.5 million of depreciation and amortization, a $15.0 million increase in accounts payable and accrued expense, partially offset by a $15.0 million increase in inventory levels. This cash from operating activities funded, among other things, the $29.4 million in capital expenditures.

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

Inventory — The Company records inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. The Company reduces the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.

Management’s sales assumptions regarding sales below cost are based on the Company’s experience that most of the Company’s inventory is sold through the Company’s primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. The Company’s LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of its sales (over two-thirds in fiscal year 2010) are of classic traditional core products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers and white and blue button-down shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, the Company’s strong gross profit margins enable the Company to sell substantially all of its products above cost.

To calculate the estimated market value of its inventory, the Company periodically performs a detailed review of all of its major inventory classes and stock-keeping units and performs an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, the Company compares the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables the Company to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in the Company’s Outlet and Factory stores, through the Internet websites and catalogs or on clearance at the Full-line stores, typically within 24 months of purchase. The Company’s costs in excess of selling price for units sold below cost totaled approximately $1.4 million, $1.2 million and $1.8 million in fiscal years 2008, 2009 and 2010, respectively. The Company reduces the carrying amount of its current inventory value for product that may be sold below its cost. If the amount of inventory which is sold below its cost differs from the estimate, the Company’s inventory valuation adjustment could change.

Asset Valuation — Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on the Company’s ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that are closely monitored by the Company. While the Company performs a quarterly review of its long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. During fiscal years 2008, 2009 and 2010, the Company recognized impairment charges of $1.2 million, $1.6 million and $1.2 million, respectively, relating to several stores within its Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2008, 2009 and 2010 were estimated to be $0.1 million, $0.3 million and $0.2 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of the Company’s best estimates and the discount rates which the Company believes are representative of arms-length third-party required rates of returns.

Lease Accounting — The Company uses a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease. The lease term and straight-line rent expense commences on the date when the Company takes possession and has the right to control use of the leased premises. Funds received from the lessor intended to reimburse the Company for the costs of leasehold improvements are recorded as deferred rent resulting from a lease incentive and amortized over the lease term as a reduction to rent expense.

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

Recently Issued Accounting Standards — In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 may have on its consolidated financial statements.

Recently Proposed Amendments to Accounting Standards — In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010 and a final standard is expected to be issued in 2011. When and if the proposed guidance becomes effective, it will likely have a significant impact on the Company’s consolidated financial statements. However, as the Exposure Draft is still in process, the Company is unable to determine at this time the impact this proposed change in accounting may have on its consolidated financial statements.

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, certain items included in the Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year
	2008	2009	2010

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	38.1	38.7	37.4
Gross profit	61.9	61.3	62.6
Sales and marketing expenses	39.9	38.1	38.0
General and administrative expenses	8.4	7.9	8.1
Total operating expenses	48.2	46.0	46.1
Operating income	13.7	15.2	16.5
Total other income (expense)	0.1	—	0.1
Income before provision for income taxes	13.8	15.2	16.6
Provision for income taxes	5.4	6.0	6.6
Net income	8.4%	9.2%	10.0%

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales — Net sales increased 11.4% to $858.1 million in fiscal year 2010, as compared with $770.3 million in fiscal year 2009. The Stores segment sales increased 9.4% in fiscal year 2010 due primarily to a 7.0% increase in comparable Store sales and the opening of 36 new stores (and the closing of three stores) as shown below. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months. The 7.0% increase in comparable store sales in fiscal year 2010 was led by increased traffic (as measured by number of transactions) and higher items per transaction, partially offset by lower dollars per transaction.

Comparing fiscal year 2010 to fiscal year 2009, Direct Marketing sales increased 24.4%, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increases in the Internet channel were primarily the result of higher website traffic. The Internet channel also benefited from the new Big and Tall website related to the Company’s Big and Tall product offerings launched during fiscal year 2010. Additionally, the segment’s sales for fiscal year 2010 were positively impacted by a slight increase in catalog call center sales.

With respect to the major product categories, dress shirts, other tailored clothing (particularly sportcoats, blazers and dress pants), sportswear and suits all generated strong unit sales increases in fiscal year 2010. Sales of the more luxurious Signature and Signature Gold products, which together represented over 25% of total merchandise sales in fiscal year 2010, increased by over 10% as compared to fiscal year 2009. For fiscal year 2010, suits represented over 30% of total merchandise sales. Merchandise sales exclude tailoring, tuxedo rental and franchise fee revenue.

The following table provides information regarding the number of stores opened and closed during fiscal years 2009 and 2010:

	Fiscal Year 2009		Fiscal Year 2010
		Square		Square
	Stores	Feet*	Stores	Feet*

Stores open at the beginning of the year	460	2,091	473	2,131
Stores opened	14	45	36	160
Stores closed	(1)	(5)	(3)	(9)

Stores open at the end of the year	473	2,131	506	2,282

*	Square feet are presented in thousands and exclude the square footage of the Company’s Franchise stores. Square feet include a net decrease of 11 square feet in fiscal year 2009 and a net increase of 14 square feet in fiscal year 2010 due to relocations or renovations in several stores.

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

Gross profit totaled $537.5 million or 62.6% of net sales in fiscal year 2010, as compared with $472.1 million or 61.3% of net sales in fiscal year 2009, an increase in gross profit dollars of $65.4 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 130 basis points. The increases in the gross profit margin were mainly the result of higher initial mark-ups as compared to the prior year period, driven primarily by improved sourcing. The improvement was also due in part to a change in the product mix with a lower proportion of clearance items sold as compared to fiscal year 2009. These increases were partially offset by higher markdowns as a result of increased promotional activity to drive sales, especially during the second half of fiscal year 2010. As stated in this Annual Report on Form 10-K, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company expects to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, the Company’s products are manufactured using several key raw materials, most notably wool and cotton. In recent months, the prices of cotton, wool and other production inputs have increased significantly. The Company expects these prices to continue to remain at these elevated levels in fiscal year 2011, which will have a significant impact on the Company’s product costs and potentially have a negative impact on its gross profit margin. Additionally, the Company’s gross profit margin may be negatively impacted during the development phase of some of its new business initiatives such as the newly-launched tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses — Sales and marketing expenses, which consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $326.5 million in fiscal year 2010 from $293.7 million in fiscal year 2009. As a percentage of net sales, sales and marketing expenses decreased to 38.0% in fiscal year 2010, as compared with 38.1% in fiscal year 2009. The decrease as a percentage of net sales was driven primarily by the leveraging of occupancy costs and Stores and Direct Marketing payroll and benefits costs achieved primarily through strong sales growth and cost control initiatives. These improvements were partially offset by higher other variable selling costs as a percentage of sales due largely to higher shipping costs to customers driven by the strong Direct Marketing sales and lower shipping cost efficiency and higher advertising and marketing costs as a percentage of sales due primarily to increased promotional activity as compared to last year.

The $32.8 million increase in sales and marketing expenses relates primarily to expanded advertising programs, expenses supporting the opening of the 36 new stores in fiscal year 2010, a full year of costs from the 14 new stores opened in fiscal year 2009 and higher sales. The cost increases include a) $11.6 million of other variable selling costs, including shipping costs to customers, b) $8.0 million of media advertising, catalog and other marketing costs, c) $7.4 million of Stores and Direct Marketing payroll and benefits costs, and d) $5.8 million of occupancy costs. The Company expects sales and marketing expenses to increase in fiscal year 2011 primarily as a result of its anticipated opening of 40 to 50 new stores in fiscal year 2011, the full year operation of stores that were opened during fiscal year 2010, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.

General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, increased $8.4 million in fiscal year 2010 to $69.5 million from $61.1 million in fiscal year 2009. As a percentage of net sales, G&A expenses increased to 8.1% in fiscal year 2010, as compared with 7.9% in fiscal year 2009. The increase as a percentage of net sales was driven primarily by higher other corporate overhead costs and professional fees. The increase in G&A expenses was primarily due to higher total corporate costs, including corporate compensation and benefits costs, taxes and other corporate overhead costs. The net increase in corporate costs of $6.8 million was primarily driven by a) $3.3 million of higher corporate compensation (including total company performance-based incentive compensation other than commissions) and benefits costs, b) $1.4 million of higher professional fees including outsourced services, and c) $2.1 million of higher other overhead costs. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.

Distribution center costs increased $1.6 million in fiscal year 2010, primarily due to a) $0.9 million of higher payroll costs and b) $0.7 million of higher occupancy, supplies, postage and other miscellaneous costs. The Company expects distribution center costs to increase in fiscal year 2011 as it expects to process an increasing amount of inventory units to support future growth and increased costs related to adding more warehousing space.

Other Income (Expense) — The Company’s Other income (expense) consists solely of net interest income (expense). Other income (expense) for fiscal year 2010 was $0.5 million of income as compared to less than $0.1 million of expense for fiscal year 2009. The improvement over fiscal year 2009 was due primarily to higher average cash and cash equivalents and short-term investment balances during the fiscal year 2010 period and lower financing fees in fiscal year 2010 due to the expiration of the Company’s credit facility in the first quarter of fiscal year 2010.

Income Taxes — The fiscal year 2010 effective income tax rate was 39.6%, as compared with 39.4% for fiscal year 2009. The increase during fiscal year 2010 was largely related to higher state income taxes. During the third quarter of fiscal year 2010, the Company realigned its legal entity structure to more appropriately reflect its operational organization. As a result, the Company anticipates that it will incur lower state income tax liabilities beginning in fiscal year 2011 and thereafter, assuming no significant changes to U.S. federal or state income tax rules.

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

The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax return for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2007, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales — Net sales increased 10.7% to $770.3 million in fiscal year 2009, as compared with $695.9 million in fiscal year 2008. The Stores segment sales increased 10.6% in fiscal year 2009 due primarily to a 6.3% increase in comparable Store sales and the opening of 14 new stores (and the closing of one store) as shown below. The 6.3% increase in comparable store sales in fiscal year 2009 was led by increased traffic, higher items per transaction and higher dollars per transaction. Comparing fiscal year 2009 to fiscal year 2008, Direct Marketing sales increased 12.2%, driven by increases in sales in the Internet channel, which represents the major portion of this reportable segment, partially offset by the continued decline of sales through the catalog call center. The sales increase in the Internet channel was largely related to the Company’s upgrade of its existing Internet infrastructure. The updated platform was rolled out in the third quarter of fiscal year 2009 and added certain features to further enhance the customer shopping experience, in addition to supporting many of the creative promotional and sale events that were previously offered only in the Company’s Stores segment.

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

Gross Profit — Gross profit totaled $472.1 million or 61.3% of net sales in fiscal year 2009, as compared with $431.0 million or 61.9% of net sales in fiscal year 2008, an increase in gross profit dollars of $41.1 million and a decrease in the gross profit margin of 60 basis points. As stated in this Annual Report on Form 10-K, the Company is subject to certain risks that may affect its gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. The Company experienced certain of these risks during fiscal year 2009, particularly a weaker economic environment, which resulted in lower merchandise gross margins due primarily to increased promotional activity. These declines were partially offset by higher initial mark-ups, particularly during the second half of fiscal year 2009. The lower merchandise gross margins were partially offset by lower freight costs in fiscal year 2009 compared to the same period in fiscal year 2008. Except for the gross profit margins on the dress shirts category which increased slightly, gross profit margins declined across all of the other major product categories due primarily to higher promotional activity in fiscal year 2009.

Sales and Marketing Expenses — Sales and marketing expenses increased to $293.7 million in fiscal year 2009 from $277.4 million in fiscal year 2008. As a percentage of net sales, sales and marketing expenses decreased to 38.1% in fiscal year 2009, as compared with 39.9% in fiscal year 2008. The decrease as a percentage of net sales was driven primarily by the leveraging of occupancy costs, store employee compensation costs, other variable selling costs and advertising and marketing costs. The improved leverage for these cost categories was achieved primarily through cost control initiatives, rent and vendor negotiations and process improvements. The $16.3 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 14 new stores in fiscal year 2009, a full year of costs from the 40 new stores opened in fiscal year 2008, higher sales and expanded advertising programs. The cost increases include a) $6.8 million of payroll, benefits and related costs, b) $4.0 million of occupancy costs, c) $4.1 million of media advertising, catalog and other marketing costs, which occurred primarily in the fourth quarter to support the needs of the highest sales season, and d) $1.4 million of other variable selling costs.

General and Administrative Expenses — G&A expenses increased $3.0 million in fiscal year 2009 to $61.1 million from $58.1 million in fiscal year 2008. As a percentage of net sales, G&A expenses decreased to 7.9% in fiscal year 2009, as compared with 8.4% in fiscal year 2008. The decrease as a percentage of net sales was driven primarily by the leveraging of the Company’s corporate costs primarily through cost control initiatives. The increase in G&A expenses was primarily due to higher total corporate costs, including payroll, all company incentive compensation, taxes and other corporate overhead costs. The net increase in corporate costs of $2.8 million was primarily driven by a) $1.0 million of higher payroll, incentive compensation and group medical costs, b) $0.4 million of higher occupancy costs, and c) $1.4 million of higher other overhead costs, which was driven largely by higher professional fees.

Distribution center costs increased $0.2 million in fiscal year 2009, primarily due to a) $0.1 million of higher payroll costs and b) $0.1 million of higher occupancy, supplies, postage and other miscellaneous costs.

Other Income (Expense) — Other income (expense) for fiscal year 2009 was less than $0.1 million of expense as compared to $0.5 million of income for fiscal year 2008. The decrease was due primarily to lower interest income which resulted from lower average market interest rates in fiscal year 2009 as compared to fiscal year 2008, partially offset by higher average cash and cash equivalents and short-term investment balances during fiscal year 2009.

Income Taxes — The fiscal year 2009 effective income tax rate was 39.4%, as compared with 39.1% for fiscal year 2008. The increase is primarily related to higher state taxes in fiscal year 2009.

Liquidity and Capital Resources

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

The following table summarizes the Company’s sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Fiscal Year
	2008	2009	2010
	(In thousands)

Cash provided by (used in):
Operating activities	$73,540	$84,748	$106,239
Investing activities (Including $169,736 and $20,053 of net purchases of short-term investment in fiscal year 2009 and 2010, respectively)	(34,908)	(186,069)	(49,405)
Financing activities	2,161	299	2,292

Net increase (decrease) in cash and cash equivalents	$40,793	$(101,022)	$59,126

The Company’s cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. The Company’s short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. The Company ended fiscal year 2010 with $81.0 million of cash and cash equivalents and $189.8 million of short-term investments, for a total of $270.8 million, as compared with $21.9 million of cash and cash equivalents and $169.7 million of short-term investments, for a total of $191.6 million at the end of fiscal year 2009. The Company had no debt outstanding at the end of fiscal years 2010 and 2009 and has had no debt outstanding since the end of fiscal year 2007.

Cash provided by the Company’s operating activities of $106.2 million in fiscal year 2010 was primarily impacted by net income of $85.8 million and depreciation and amortization of $24.5 million and other non-cash items of $5.5 million, partially offset by an increase in net operating working capital and other operating items of $9.6 million. The increase in operating working capital and other operating items included the following:

•	an increase in inventory of $15.0 million related largely to new store openings and the Company’s new business initiatives;

•	an increase in accounts receivable of $3.7 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the fiscal year 2010 as compared with the end of fiscal year 2009;

•	an increase in prepaid and other assets of $3.5 million due primarily to an increase in landlord contributions as a result of the new store openings during 2010;

•	an increase in accrued expenses totaling $1.7 million (excluding accrued property, plant and equipment) related primarily to increases in gift cards and certificates payable, accrued advertising and accrued compensation, partially offset by lower accrued income taxes; and

•	an increase in accounts payable of $13.3 million due primarily to the timing of payments to vendors.

Accounts payable represent all short-term liabilities for which the Company has received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.

Cash used for investing activities during fiscal year 2010 of $49.4 million relates primarily to payments of $29.4 million for capital expenditures and $20.0 million of net purchases of short-term investments. The capital expenditures in fiscal year 2010 related to the opening of 36 stores, the renovation and/or relocation of several stores, the expansion of the Company’s distribution and office space, expenditures related to the Company’s regional tailor shops, expenditures related to new business initiatives including tuxedo rentals and Factory stores and the implementation of various systems projects including the development of two new websites under its existing Internet infrastructure. In addition, capital expenditures for fiscal year 2010 include payments of property, plant and equipment additions accrued at year-end fiscal year 2009 but paid for in fiscal year 2010.

Cash provided by financing activities for fiscal year 2010 of $2.3 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits).

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

Capital expenditures are expected to be approximately $33 to $38 million in fiscal year 2011, primarily to fund the anticipated opening of approximately 40 to 50 new stores, the renovation and/or relocation of several stores, expansion of its distribution center capacity and the implementation of various systems projects.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which $5 to $7 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after the completion of construction by the Company and the receipt of appropriate lien waivers from contractors. For the stores opened and renovated in fiscal year 2010, the Company negotiated approximately $5.4 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened in fiscal year 2010 and fiscal year 2009.

		Amounts	Amounts	Amounts
		Collected in	Collected in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	January 29,
	Amounts	2009	2010	2011
		(In thousands)

Fiscal Year 2009 Store Openings (14 Stores)	$2,829	$2,170	$659	$—
Fiscal Year 2010 Store Openings (36 Stores)	5,382	—	2,599	2,783

	$8,211	$2,170	$3,258	$2,783

The majority of the remaining balance of the landlord contributions to be collected by the Company for the stores opened and renovated in fiscal year 2010 is expected to be received by the end of fiscal year 2011.

The Company expects total inventories to increase in fiscal year 2011 at a rate higher than experienced in recent years primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth, higher inventory sourcing costs and a larger buildup of core product inventory levels in anticipation that future costs of products will continue to remain at higher levels.

Management believes that the Company’s cash from operations, existing cash and cash equivalents and short-term investments will be sufficient to fund its planned capital expenditures and operating expenses through at least the next 12 months.

Off-Balance Sheet Arrangements — The Company has no off-balance sheet arrangements other than its operating lease agreements.

Effects of Inflation and Changing Prices

Inflation and changing prices could have a material adverse impact on the Company’s operations, financial condition and results of operations, especially with respect to its product costs which are largely driven by cotton and wool prices and other production inputs such as labor costs which are largely tied to the labor markets and economies of the various countries in which the Company’s vendors are located. In general, the Company will attempt, over time, to increase prices to largely counteract the increasing costs due to inflation. However there is no assurance that the Company’s customers will accept such higher prices, especially over a short-term period.

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

The following table reflects a summary of the Company’s contractual cash obligations and other commercial commitments as of January 29, 2011:

	Payments Due by Fiscal Year
	2011	2012-2014	2015-2016	Beyond 2016	Total(f)
	(In thousands)

Operating leases(a)(b)	$63,557	$162,065	$67,642	$55,823	$349,087
Inventory Purchase Commitments(c)	344,240	—	—	—	344,240
Related Party Agreement(d)	825	1,650	—	—	2,475
License agreement(e)	165	495	165	—	825

(a)	Includes various lease agreements signed prior to January 29, 2011 for stores to be opened and equipment placed in service subsequent to January 29, 2011. (See Note 9 to the Consolidated Financial Statements).

(b)	Excludes contingent rent and other lease costs.

(c)	Represents the value of expected future inventory purchases for receipts out to the end of fiscal year 2011 for which purchase orders have been issued or other commitments have been made to vendors as of January 29, 2011.

(d)	Relates to consulting agreement with the Company’s current Chairman of the Board to consult on matters of strategic planning and initiatives (See Note 13 in the Consolidated Financial Statements).

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under his name.

(f)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.8 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At fiscal year-end 2010, the Company was not a party to any derivative financial instruments. The Company does business with all of its product vendors in U.S. currency and does not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of its suppliers could have a material adverse effect on the Company’s product costs and resulting gross profit. The Company currently invests substantially all of its excess cash in short-term investments, primarily in U.S. Treasury bills with maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact the Company’s net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of borrowings or excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $2.2 million in fiscal year 2010.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Refer to pages F-1 to F-22 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A —	CONTROLS AND PROCEDURES.

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

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 29, 2011, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2011.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 29, 2011, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, the CEO and CFO have concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

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

Attestation Report of the Registered Public Accounting Firm — The Company’s independent registered public accounting firm, Deloitte & Touche, LLP, has issued the following attestation report on the effectiveness of the Company’s internal control over financial reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland

We have audited the internal control over financial reporting of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2011 of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 30, 2011

Item 9B.	OTHER INFORMATION.

Award of 2010 Cash Incentive Payments

At its March 30, 2010 meeting, the Company’s Compensation Committee adopted a program for cash incentives for fiscal year 2010 (the “2010 Cash Incentive Program”) under the Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan (the “Cash Incentive Plan”). On March 29, 2011, the Compensation Committee determined that the following amounts are payable to the Company’s executive officers under the 2010 Cash Incentive Program: R. Neal Black, President and Chief Executive Officer- $1,175,000; Robert B. Hensley, Executive Vice President for Human Resources, Real Estate and Loss Prevention- $318,500; Gary M. Merry, Executive Vice President for Store and Catalog Operations- $260,000; James W. Thorne- Executive Vice President for Merchandising and Chief Merchandising Officer- $243,750; and David E. Ullman-Executive Vice President and Chief Financial Officer- $302,250. Messrs. Hensley, Merry, Thorne and Ullman are herein referred to collectively as the “Executive Vice Presidents” and together with Mr. Black as the “Executive Officers”.

Certification of 2010 Equity Incentive Grants

At its June 17, 2010 meeting, the Company’s Compensation Committee adopted a program for equity incentives for fiscal year 2010 (the “2010 Equity Incentive Program”) under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) and granted to each of the Company’s executive officers a number of performance-based restricted stock units (the “Performance RSUs”), subject to achievement of specified performance goals. On March 29, 2011, the Compensation Committee authorized, subject to the terms of each executive officer’s Performance Restricted Stock Unit Award Agreement and the terms of the Equity Incentive Plan, that (i) 48,463 Performance RSUs be credited to Mr. Black, 19,512 of which will vest on June 17, 2011, 14,476 of which will vest on June 17, 2012 and the remaining 14,475 of which will vest on June 17, 2013; and (ii) 3,775 Performance RSUs, all of which will vest on June 17, 2013, be credited to each of the Executive Vice Presidents.

2011 Incentive Programs

Cash Incentive Program

On March 29, 2011, the Company’s Compensation Committee established for the Executive Officers a cash incentive program for fiscal year 2011 (the “2011 Cash Incentive Program”) pursuant to the Cash Incentive Plan. The 2011 Cash Incentive Program permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company’s ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2011 Cash Incentive Program, award payments are expected to be paid in cash.

The key performance goal under the 2011 Cash Incentive Program is the Company earning net income within or above a specified range (the “Eligibility Range”) in fiscal year 2011. If the Company’s net income in fiscal year 2011 is below the Eligibility Range, an award payment cannot be authorized under the 2011 Cash Incentive Program. If the Company’s net income is within the Eligibility Range, the percentage of the award target which the Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company’s net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.

The Company earning net income within or above the Eligibility Range is the only performance goal under the 2011 Cash Incentive Program for Mr. Black. With respect to the Executive Vice Presidents, the following “personal” goals may also be considered and utilized by the Compensation Committee in its exercise of negative discretion to reduce the amount of an award that would otherwise have been payable at any particular level of net income achieved by the Company: (a) the participant receiving an overall job performance rating of “Effective” or better (the equivalent of 3 out of 5); (b) the participant complying with the Company’s Code of Conduct, Associate Handbook and other rules, regulations and policies and not engaging in any dishonest acts or other acts that are or may be detrimental to customers, fellow associates or the Company; and (c) the participant achieving specific goals for departmental or individual performance.

For the 2011 Cash Incentive Program, the Eligibility Range for Mr. Black is $85.5 million to $94.1 million of net income and the Eligibility Range for the Executive Vice Presidents is $88.5 million to $95.3 million of net income. If the Company earns net income below the low end of the applicable Eligibility Range, the Executive Officer will not receive an award payment under this program. At $85.5 million of net income, Mr. Black will be eligible to receive up to 60% of his base salary; at $88.5 million of net income, each Executive Vice President will each be eligible to receive up to 10% of his base salary. At or above $94.1 million of net income, Mr. Black will be eligible to receive up to approximately 151.6% of his base salary; at or above $95.3 million of net income, each of the Executive Vice Presidents will be eligible to receive up to 65% of their respective base salaries. Between the low and high ends of the Eligibility Ranges, the percentage of base salary which each participant will be eligible to receive will increase as net income increases.

Equity Incentive Programs

2011 Equity Incentive Program

On March 29, 2011, the Company’s Compensation Committee established for the Executive Officers an equity incentive program for fiscal year 2011 (the “2011 Equity Incentive Program”) pursuant to the Equity Incentive Plan. The 2011 Equity Incentive Program permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company’s ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2011 Equity Incentive Program, award payments are expected to be paid in Performance RSUs.

The performance goals under the 2011 Equity Incentive Program are qualitatively the same as the performance goals under the 2011 Cash Incentive Program, i.e. such goals are based upon the Company earning net income within or above an Eligibility Range for fiscal year 2011 and, with respect to the Executive Vice Presidents, personal goals as set forth above under “2011 Incentive Programs-Cash Incentive Program.” However, the levels of net income within the Eligibility Ranges for the 2011 Equity Incentive Program are higher than those established under the 2011 Cash Incentive Program.

If the Company’s net income is below the Eligibility Range for the 2011 Equity Incentive Program, no Performance RSUs can be earned under that program. If the Company’s net income is within the Eligibility Range, the number of Performance RSUs which the Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company’s net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.

For the 2011 Equity Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $90.7 million to $94.1 million of net income and for the Executive Vice Presidents an Eligibility Range of $94.5 million to $96.2 million of net income. If the Company earns net income below the low end of the Eligibility Range, the applicable participant cannot earn Performance RSUs under this program. At $90.7 million of net income, Mr. Black will be eligible to earn up to a value of $897,715 of Performance RSUs; at $94.5 million of net income, each of the Executive Vice Presidents will be eligible to earn up to a value of $50,000 of Performance RSUs. At or above $94.1 million of net income, Mr. Black will be eligible to earn up to a value of $1,965,425 of Performance RSUs; at or above $96.2 million of net income, each of the Executive Vice Presidents will be eligible to earn up to a value of $150,000 of Performance RSUs. Between the low and high ends of the Eligibility Ranges, the value of Performance RSUs which each participant will be eligible to earn will increase as net income increases. The “value” of the Performance RSUs, and the number of Performance RSUs to be granted, will be determined by reference to the closing price of the Company’s stock on March 29, 2011.

2011 Supplemental Equity Incentive Program

As a special incentive to the Executive Officers to achieve extraordinary results in fiscal year 2011, on March 29, 2011, the Company’s Compensation Committee established for the Executive Officers a supplemental equity incentive program for fiscal year 2011 (the “2011 Supplemental Equity Incentive Program”) pursuant to the Equity Incentive Plan. The 2011 Supplemental Equity Incentive Program permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company’s ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2011 Supplemental Equity Incentive Program, award payments are expected to be paid in Performance RSUs.

The performance goals under the 2011 Supplemental Equity Incentive Program are very similar to the performance goals under the 2011 Cash Incentive Program and the 2011 Equity Incentive Plan, i.e. such goals are based upon the Company earning a certain amount net income for fiscal year 2011 and, with respect to the Executive Vice Presidents, personal goals as set forth above under “2011 Incentive Programs-Cash Incentive Program.” However, instead of being based upon Eligibility Ranges of net income, the 2011 Supplemental Equity Incentive Program is based on a single level of net income. In the event the Company earns at least $103.0 million of net income in fiscal year 2011, Mr. Black will be eligible to earn up to a value of $250,000 of Performance RSUs and each of the Executive Vice Presidents will be eligible to earn up to a value of $50,000 of Performance RSUs. The “value” of the Performance RSUs, and the number of Performance RSUs to be granted, will be determined by reference to the closing price of the Company’s stock on March 29, 2011.

Negative Discretion

For each of the 2011 Incentive Programs (i.e., the 2011 Cash Incentive Program, the 2011 Equity Incentive Program and the 2011 Supplemental Equity Incentive Program), the Compensation Committee may exercise negative discretion to reduce the amount of a cash award that otherwise would have been payable to, or to reduce the number of Performance RSUs that would otherwise have been earned by, an Executive Officer at any particular level of net income achieved by the Company, even if the Company’s net income is within or above the applicable Eligibility Range or level. In deciding whether, and to what extent, to pay a cash award to, or to certify the earning of Performance RSUs by, an Executive Vice President, an important factor which may be considered by the Compensation Committee in exercising its negative discretion is Mr. Black’s evaluation of the individual performance of each Executive Vice President. Generally, Mr. Black makes his recommendation based upon his evaluation of the Executive Vice President’s individual contributions to the performance of the Company and such other factors as he may deem relevant. The final determination of the amount of a cash award that will be paid to, or the number of Performance RSUs that will be earned by, each Executive Officer is made by the Compensation Committee; however, the Compensation Committee may not increase the cash award payable to, or the number of Performance RSUs which will be earned by, an Executive Officer above the amount or number that is otherwise applicable at any particular level of net income achieved by the Company.

Employment Contract Amendments

On March 29, 2011, the Company’s Compensation Committee amended the employment agreements of each of its executive vice presidents and senior vice presidents, extending the terms through February 2, 2013 and/or adjusting the annual base salaries for the 2011 fiscal year. These amendments are attached as Exhibits 10.3(e), 10.5(c), 10.6(e), 10.8(g), 10.10(a) and 10.11(d), to this Annual Report on Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The disclosure required under Item 10, other than the following information concerning the Company’s code of ethics, is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Proposal One — Election of Directors,” “Executive Compensation and Related Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” if filed by May 30, 2011 (the first business day following 120 days from the close of fiscal year-end 2010) or (b) filing an amendment to this Form 10-K which contains the required information by May 30, 2011.

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

Item 11.	EXECUTIVE COMPENSATION.

The disclosure required under Item 11 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” if filed by May 30, 2011 or (b) filing an amendment to this Form 10-K which contains the required information by May 30, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The disclosure required under Item 12 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” if filed by May 30, 2011 or (b) filing an amendment to this Form 10-K which contains the required information by May 30, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The disclosure required under Item 13 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the sections entitled “Transactions with Related Persons” and “Proposal One — Election of Directors” if filed by May 30, 2011 or (b) filing an amendment to this Form 10-K which contains the required information by May 30, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The disclosure required under Item 14 is omitted by the Company in accordance with General Instruction G to Form 10-K. The Company will disclose the information required under this item either by (a) incorporating the information by reference from the Company’s definitive proxy statement under the section entitled “Proposal Two — Ratification of Registered Public Accounting Firm” if filed by May 30, 2011 or (b) filing an amendment to this Form 10-K which contains the required information by May 30, 2011.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:

(a) (2) List of Financial Statement Schedules

All required information is included within the Consolidated Financial Statements and the notes thereto.

(a) (3) List of Exhibits

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of February 24, 2011.*(23)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2010 and 2011 Cash and Equity Incentive Programs.*(24)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†

10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†

10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.10	—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Written description of 2011 base salary for Jerry DeBoer.*(24)†
10.10(b)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.*(13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(18)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†

10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†
10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(24)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(24)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(24)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(24)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(24)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Filed herewith
†	—	Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland

We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 29, 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 30, 2010 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Baltimore, MD
March 30, 2011

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 30, 2010 AND JANUARY 29, 2011

	January 30,	January 29,
	2010	2011
	(In thousands, except share information)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,853	$80,979
Short-term investments	169,736	189,789
Accounts receivable, net	5,860	9,525
Inventories	218,321	233,310
Prepaid expenses and other current assets	16,035	19,494

Total current assets	431,805	533,097
NONCURRENT ASSETS:
Property, plant and equipment, net	124,139	128,603
Other noncurrent assets	420	337

Total assets	$556,364	$662,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,225	$31,505
Accrued expenses	85,256	88,165
Deferred tax liability — current	5,064	5,276

Total current liabilities	108,545	124,946
NONCURRENT LIABILITIES:
Long-term debt	—	—
Deferred rent	51,853	49,279
Deferred tax liability — noncurrent	1,608	4,147
Other noncurrent liabilities	1,048	989

Total liabilities	163,054	179,361

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par, 45,000,000 shares authorized, 27,526,744 issued and outstanding at January 30, 2010 and 27,622,054 issued and outstanding at January 29, 2011	183	275
Additional paid-in capital	83,249	86,792
Retained earnings	309,823	395,531
Accumulated other comprehensive gains	55	78

Total stockholders’ equity	393,310	482,676

Total liabilities and stockholders’ equity	$556,364	$662,037

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 31, 2009, JANUARY 30, 2010 and JANUARY 29, 2011

	Fiscal Year
	2008	2009	2010
	(In thousands, except per share information)

NET SALES	$695,908	$770,316	$858,128
Cost of goods sold	264,954	298,193	320,585

GROSS PROFIT	430,954	472,123	537,543

OPERATING EXPENSES:
Sales and marketing, including occupancy costs	277,354	293,663	326,464
General and administrative	58,111	61,057	69,472

Total operating expenses	335,465	354,720	395,936

OPERATING INCOME	95,489	117,403	141,607
OTHER INCOME (EXPENSE):
Interest income	856	375	589
Interest expense	(379)	(395)	(136)

Total other income (expense)	477	(20)	453

Income before provision for income taxes	95,966	117,383	142,060
Provision for income taxes	37,558	46,228	56,261

NET INCOME	$58,408	$71,155	$85,799

PER SHARE INFORMATION
Earnings per share:
Basic	$2.14	$2.59	$3.11
Diluted	$2.11	$2.56	$3.08
Weighted average shares outstanding:
Basic	27,321	27,452	27,553
Diluted	27,668	27,785	27,851

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2009, JANUARY 30, 2010 AND JANUARY 29, 2011

					Accumulated
			Additional		Other	Total
	Shares of	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Common Stock	Stock	Capital	Earnings	(Losses) Gains	Equity
	(In thousands, except share information)

BALANCE, FEBRUARY 2, 2008	27,269,057	$181	$80,791	$180,260	$(67)	$261,165

Net income	—	—	—	58,408	—	58,408
Adjustment to minimum pension liability, net of tax effect of $50	—	—	—	—	79	79

Comprehensive income						58,487
Issuance of common stock pursuant to Incentive Option Plan	167,409	1	1,535	—	—	1,536
Income tax benefit from exercise of non-qualified stock options	—	—	625	—	—	625

BALANCE, JANUARY 31, 2009	27,436,466	182	82,951	238,668	12	321,813

Net income	—	—	—	71,155	—	71,155
Adjustment to minimum pension liability, net of tax effect of $30	—	—	—	—	43	43

Comprehensive income						71,198
Issuance of common stock pursuant to Incentive Option Plan	90,278	1	233	—	—	234
Income tax benefit from exercise of non-qualified stock options	—	—	65	—	—	65

BALANCE, JANUARY 30, 2010	27,526,744	183	83,249	309,823	55	393,310

Net income	—	—	—	85,799	—	85,799
Adjustment to minimum pension liability, net of tax effect of $8	—	—	—	—	23	23

Comprehensive income						85,822
Stock dividend transfer of par value	—	91	—	(91)	—	—
Fractional share payments	(542)	—	(21)	—	—	(21)
Equity compensation	—	—	1,252	—	—	1,252
Issuance of common stock pursuant to Incentive Option Plan	95,852	1	1,012	—	—	1,013
Income tax benefit from exercise of non-qualified stock options	—	—	1,300	—	—	1,300

BALANCE, JANUARY 29, 2011	27,622,054	$275	$86,792	$395,531	$78	$482,676

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2009, JANUARY 30, 2010 AND JANUARY 29, 2011

	Fiscal Year
	2008	2009	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,408	$71,155	$85,799
Adjustments to reconcile net income to net cash provided
by operating activities:
Increase (decrease) in deferred taxes	1,311	(2,537)	2,751
Depreciation and amortization	20,609	22,382	24,479
Loss on disposition of assets	279	160	357
Asset impairment charges	1,240	1,554	1,215
Equity compensation	—	—	1,252
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,549)	1,544	(3,665)
(Increase) in inventories	(2,417)	(9,079)	(14,989)
(Increase) decrease in prepaids and other current assets	817	1,741	(3,459)
Decrease in non-current assets	27	61	83
Increase (decrease) in accounts payable	(17,609)	(11,549)	13,280
Increase in accrued expenses	8,018	12,120	1,738
Increase (decrease) in deferred rent	4,558	(2,890)	(2,574)
Increase (decrease) in other noncurrent liabilities	(152)	86	(28)

Net cash provided by operating activities	73,540	84,748	106,239

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for capital expenditures	(35,105)	(16,333)	(29,352)
Proceeds from disposal of assets	197	—	—
Proceeds from maturities of short-term investments	—	34,951	169,736
Payments to acquire short-term investments	—	(204,687)	(189,789)

Net cash used for investing activities	(34,908)	(186,069)	(49,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan agreement	—	—	—
Repayment of borrowings under revolving loan agreement	—	—	—
Income tax benefit from exercise of stock options	625	65	1,300
Proceeds from issuance of common stock	1,536	234	1,013
Fractional share payments	—	—	(21)

Net cash provided by financing activities	2,161	299	2,292

Net increase (decrease) in cash and cash equivalents	40,793	(101,022)	59,126
CASH AND CASH EQUIVALENTS, beginning of year	82,082	122,875	21,853

CASH AND CASH EQUIVALENTS, end of year	$122,875	$21,853	$80,979

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business — Jos. A. Bank Clothiers, Inc. is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products.

Principles of Consolidation — The consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year — The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 31, 2009, January 30, 2010 and January 29, 2011 each contained fifty-two weeks.

Seasonality — The Company’s net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and the Company’s increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2008, 2009 and 2010, the Company generated approximately 36%, 36% and 37%, respectively, of its annual net sales and approximately 52%, 50% and 48%, respectively, of its annual net income.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information. However, actual results could and probably will differ from those estimates. Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates related to the liability for health care costs, estimates related to the sales returns reserve, estimates related to legal contingencies and estimates related to the realizability of deferred tax assets.

Cash and Cash Equivalents — Cash and cash equivalents totaled $21.9 million and $81.0 million at fiscal year-end 2009 and fiscal year-end 2010, respectively, and include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At fiscal year-end 2010, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term investments — Short-term investments consist of investments in securities with maturities of less than one year, excluding investments with original maturities of 90 days or less. At fiscal year-end 2010, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from two to four months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

Supplemental Cash Flow Information — Interest and income taxes paid were as follows:

	Fiscal Year
	2008	2009	2010
	(In thousands)

Interest paid	$325	$312	$116
Income taxes paid	$38,630	$44,893	$59,523

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Franchise Fees — The Company has 14 stores operated by franchisees, representing approximately 3% of the Company’s store base. Monthly franchise fees are recognized when earned under the franchise agreements. The fees are based on a percentage of sales generated by the Franchise stores. In addition, the Company sells inventory at a mark-up to the franchisees. Such fees are included in net sales in the Consolidated Statements of Income. Initial franchise fees are fully earned upon execution of the franchise agreements. There are no further obligations on the part of the Company in order to earn the initial franchise fee.

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

Landlord Contributions — The Company typically receives reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid and other current assets when the related store is opened. When collected, the Company records cash and reduces the prepaid and other current assets account. The collection of landlord contributions is presented in the Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with the Company’s policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense. The amortization of deferred rent recognized in the Consolidated Statements of Income was $7.0 million, $7.6 million and $8.0 million in fiscal years 2008, 2009 and 2010, respectively.

Catalog — Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with FASB ASC 720-35, “Advertising Costs,” formerly Statement of Position No. 93-7, “Reporting on Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order, which is typically over a six month period. The

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit period is based on historical ordering patterns. At fiscal year-end 2009 and fiscal year-end 2010, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.3 million and $1.1 million, respectively.

Marketing Expenses — Marketing expenses consist of advertising, display, list rental and Internet advertising costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $45.1 million, $49.5 million and $57.1 million in fiscal years 2008, 2009 and 2010, respectively. These amounts exclude catalog production costs of approximately $5.9 million, $5.7 million and $5.9 million for fiscal years 2008, 2009 and 2010, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.

Contingent Rental Expense — The Company has certain store leases that determine all or a portion of their rent based on annual aggregate sales from the respective stores. The Company recognizes contingent rental expense prior to achievement of the specified target that triggers the contingent rental provided that achievement of that target is probable. The amount is recorded on a straight-line basis throughout the year.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. The Company depreciates and amortizes property, plant and equipment on a straight-line basis over the following estimated useful lives:

Asset Class	Estimated Useful Lives

Buildings and improvements	25 years
Equipment	3-10 years
Furniture and fixtures	10 years
Leasehold improvements	Generally 10 years

The Company amortizes leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2008, 2009 and 2010 was approximately $20.6 million, $22.4 million and $24.5 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

Other Noncurrent Assets — Other noncurrent assets include deferred financing costs and deposits. Deferred financing costs were amortized as additional interest expense over the remaining term of the Company’s debt agreements, which expired in April 2010, using the effective interest method. Amortization expense was $0.1 million for each of fiscal years 2008 and 2009 and was less than $0.1 million in fiscal year 2010.

Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal years 2008, 2009 and 2010, the Company recognized impairment charges of $1.2 million, $1.6 million and $1.2 million, respectively, relating to several stores within its Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2008, 2009 and 2010 were estimated to be $0.1 million, $0.3 million and $0.2 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unobservable inputs being the future projected cash flows which are reflective of the Company’s best estimates and the discount rates which the Company believes are representative of arms-length third-party required rates of returns.

Fair Value of Financial Instruments — For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts reflect the market value due to the short-term nature of these accounts. For short-term investments, the carrying amounts reflect the market value due to the short-term maturities of these instruments. For long-term debt, rates available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The Company had no debt at fiscal year-end 2009 and fiscal year-end 2010.

Net Sales — In the Company’s Stores segment, net sales are recognized at the point-of-sale. In the Company’s Direct Marketing segment, sales are recognized when products are shipped to the customer. The Company presents sales net of sales tax in the accompanying Consolidated Statements of Income. The Company provides for sales returns based on estimated returns in future periods. The sales return reserves at fiscal years 2008, 2009 and 2010 were $1.0 million, $2.0 million and $2.4 million, respectively, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.

Classification of Expenses — Cost of goods sold primarily includes the cost of merchandise, the cost of tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Sales and marketing expenses consist primarily of Full-line store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable costs and total Company advertising and marketing expenses. General and administrative expenses consist primarily of corporate and distribution center costs and total company performance based incentive compensation (other than commissions).

Lease Accounting — Most lease agreements provide for monthly rent payments that may change over the lease term. For leases whereby rent payments can be reasonably estimated, rent expense is recorded on a straight-line basis over a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) and the excess of expense over cash amounts paid are included in “deferred rent” in the accompanying Consolidated Balance Sheets. For lease agreements with monthly rent payments that cannot be estimated, rent expense is recorded as incurred. Any rent concessions, including landlord contributions, are amortized over the lease term as a reduction of rent expense. The term of the lease begins on the date the Company has the right to control the use of the leased property, generally approximately six to nine weeks prior to opening the store.

Store Opening Costs — Costs incurred in connection with store start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.

Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.

The Company accounts for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements under SFAS 109. The Company recognizes tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained on an audit. The Company estimates the unrecognized tax benefits as the largest amount that is more than 50% likely to be

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized upon ultimate settlement. The Company re-evaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The re-evaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. The Company also recognizes accrued interest and penalties related to these unrecognized tax benefits which are included in the provision for income taxes in the Consolidated Statement of Income.

Earnings Per Share (“EPS”) — Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted earnings per share are as follows:

	Fiscal Year
	2008	2009	2010
	(In thousands)

Weighted average shares outstanding for basic EPS	27,321	27,452	27,553
Dilutive effect of common stock equivalents	347	333	298

Weighted average shares outstanding for diluted EPS	27,668	27,785	27,851

The Company uses the treasury method for calculating the dilutive effect of common stock equivalents. For fiscal years 2008, 2009 and 2010 there were no anti-dilutive common stock equivalents which were excluded from the calculation of diluted shares.

On June 17, 2010, the Company’s Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Annual Report on Form 10-K have been adjusted to reflect this stock dividend.

Performance-Based Incentive Plans — Performance-based incentive plans provide annual cash incentive compensation to certain employees based upon, among other things, the attainment of certain annual earnings and performance goals. At each interim quarter-end, the Company estimates the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments and records incentive compensation accordingly, based on the projected annual incentive payments.

Equity Compensation — The Company accounts for its equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met such as, among other things, the attainment of certain annual earnings and performance goals in fiscal year 2010. For these officer awards (which represents approximately $2.5 million of the aggregate grant date fair value of $3.4 million for fiscal year 2010), the Company estimates the probability that such goals will be attained based on results-to-date at each interim quarter-end and records compensation cost for these awards based on the awards projected to vest. Share-based compensation expense recognized for fiscal year 2010 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan was $1.2 million and the tax benefit recognized related to this compensation was $0.5 million. There was no share based compensation expense in fiscal years 2008 and 2009 as all the stock option awards issued under equity plans existing prior to fiscal year 2010 were fully issued and vested prior to the effective date of ASC 718.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthcare Costs — Healthcare claims for eligible participating employees are self-insured by the Company, subject to certain deductibles and limitations per incident where third party insurance provides “stop loss” coverage. The liability for healthcare costs includes an estimate for claims incurred but not reported. In estimating this liability, we consider historical claims experience and the timing of the submission of expected claims.

Recently Issued Accounting Standards — In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact ASU 2009-13 may have on its consolidated financial statements.

Recently Proposed Amendments to Accounting Standards — In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010 and a final standard is expected to be issued in 2011. When and if the proposed guidance becomes effective, it will possibly have a significant impact on the Company’s consolidated financial statements. However, as the Exposure Draft is still in process, the Company is unable to determine at this time the impact this proposed change in accounting may have on its consolidated financial statements.

2.	INVENTORIES:

Inventories as of January 30, 2010 and January 29, 2011, consist of the following:

	January 30,	January 29,
	2010	2011
	(In thousands)

Finished goods, net	$209,443	$222,251
Raw materials	8,878	11,059

Total inventories, net	$218,321	$233,310

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets as of January 30, 2010 and January 29, 2011, consist of the following:

	January 30,	January 29,
	2010	2011
	(In thousands)

Landlord contributions receivable	$898	$2,783
Prepaid rents	4,547	4,916
Prepaid expenses and other current assets	10,590	11,795

Total prepaid expenses and other current assets, net	$16,035	$19,494

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of January 30, 2010 and January 29, 2011, consist of the following:

	January 30,	January 29,
	2010	2011
	(In thousands)

Land	$1,819	$1,819
Buildings and improvements	14,742	15,053
Leasehold improvements	123,297	132,790
Furniture and fixtures	78,266	85,500
Equipment and other	44,261	51,141

	262,385	286,303
Less: accumulated depreciation and amortization	(138,246)	(157,700)

Property, plant and equipment, net	$124,139	$128,603

As of January 30, 2010 and January 29, 2011, included in the amounts shown above are approximately $0.6 million and $1.8 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective year-ends. These amounts are excluded from payments for capital expenditures and changes in accrued expenses in the accompanying Consolidated Statements of Cash Flows.

5.	ACCRUED EXPENSES:

Accrued expenses as of January 30, 2010 and January 29, 2011, consist of the following:

	January 30,	January 29,
	2010	2011
	(In thousands)

Accrued compensation and benefits	$24,037	$24,918
Gift cards and certificates payable	13,923	15,440
Accrued federal and state income tax	14,858	9,056
Current portion of deferred rent	8,896	9,745
Accrued advertising expenses	4,335	5,667
Other accrued expenses	19,207	23,339

Total	$85,256	$88,165

Other accrued expenses consist primarily of liabilities related to: accrued franchise fees, sales return reserves, accrued property, plant and equipment additions, sales and property taxes and other accrued costs.

6.	LONG-TERM DEBT AND CREDIT AGREEMENT:

The Company had no long-term or short-term debt outstanding as of January 30, 2010 or January 29, 2011.

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

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES:

The provision for income taxes consisted of the following:

	Fiscal Year
	2008	2009	2010
	(In thousands)

Federal:
Current	$30,222	$40,638	$43,768
Deferred	1,441	(2,132)	2,949
State:
Current	6,193	8,158	9,742
Deferred	(298)	(436)	(198)

Provision for income taxes	$37,558	$46,228	$56,261

Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2008, 2009 and 2010 to income before provision for income taxes as follows:

	Fiscal Year
	2008	2009	2010
	(In thousands)

Computed federal tax provision at statutory rates	$33,588	$41,084	$49,721
State income taxes, net of federal income tax effect	3,832	5,019	6,204
Non-deductible compensation	—	—	131
Change in tax reserves	45	32	107
Other, net	93	93	98

Provision for income taxes	$37,558	$46,228	$56,261

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of January 30, 2010 and January 29, 2011 are as follows:

	January 30,	January 29,
	2010	2011
	(In thousands)

Deferred tax assets:
Current accrued liabilities and other	$5,021	$7,042
Noncurrent lease obligations	18,494	15,978
Noncurrent accrued liabilities and other	363	448

	23,878	23,468
Deferred tax liabilities:
Current inventories	(8,393)	(10,882)
Current prepaid expenses and other current assets	(1,692)	(1,436)
Noncurrent property, plant and equipment	(20,465)	(20,573)

	(30,550)	(32,891)

Net deferred tax liability	$(6,672)	$(9,423)

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to our unrecognized tax benefits and related accrued interest and penalties for fiscal years 2009 and 2010:

	Fiscal Year
	2009	2010
	(In thousands)

Balance at January 30, 2010	$754	$786
Increases related to current year tax positions	245	408
Settlement of tax positions	—	(70)
Expiration of the statue of limitations for the assessment of taxes	(213)	(301)

Balance at January 29, 2011	$786	$823

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at January 30, 2010 and January 29, 2011.

The fiscal year 2010 effective income tax rate was 39.6%, as compared with 39.4% for fiscal year 2009. The increase during fiscal year 2010 was largely related to higher state income taxes. During the third quarter of fiscal year 2010, the Company realigned its legal entity structure to more appropriately reflect its operational organization. As a result, the Company anticipates that it will incur lower state income tax liabilities beginning in fiscal year 2011 and thereafter, assuming no significant changes to U.S. federal or state income tax rules.

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

The Company files a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax return for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2007, the majority of the Company’s state and local income tax returns are no longer subject to examinations by taxing authorities.

8.	BENEFIT PLANS

Defined Benefit Pension & Post-Retirement Plans — The Company maintains a noncontributory defined benefit pension plan and a post-retirement benefit plan which cover certain union and nonunion employees. The annual contributions for the pension plan are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. The Company does not pre-fund the benefits for the post-retirement benefit plan. The plans provide for eligible employees to receive benefits based principally on years of service with the Company. The Company records the expected cost of these benefits as expense during the years that employees render service.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for these plans under FASB ASC 715, “Defined Benefit Plans — Pension,” formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans, including any unrecognized prior service costs, transition obligations or actuarial gains/losses, as an asset or liability in its balance sheet.

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at January 30, 2010 and January 29, 2011:

	Pension		Postretirement
	Benefits		Benefits
	Fiscal Year		Fiscal Year
	2009	2010	2009	2010
	(In thousands)

Accumulated benefit obligation	$978	$1,207	$111	$53
Fair value of plan assets	1,137	1,395	—	—

Funded status	159	188	(111)	(53)

Accrued (prepaid) benefit cost recognized in the balance sheets	$(159)	$(188)	$111	$53

Weighted-average discount rate assumption used to determine benefit obligations as of January 30, 2010 and January 29, 2011 (the dates of the latest actuarial calculations) was 6.00% and 5.75%, respectively. Weighted-average assumptions used to determine net cost included a discount rate of 5.75%, 6.25% and 6.00% for fiscal years 2008, 2009 and 2010, respectively. The return on plan assets assumption were 8.0%, 7.0% and 7.0% for fiscal years 2008, 2009 and 2010, respectively.

Plan assets of the Company’s pension benefits as of January 30, 2010 and January 29, 2011 consisted primarily of balanced mutual funds and short-term investment funds.

Pension expense recognized in the Company’s statements of income was $0.1 million for each of fiscal years 2008, 2009 and 2010. The Company contributed $0.1 million and $0.1 million in fiscal years 2009 and 2010, respectively, to the pension plan. The Company does not expect to be required to contribute significant amounts of cash in fiscal year 2011 to the pension plan.

Profit Sharing Plan — The Company maintains a defined contribution 401(k) profit sharing plan for its employees. All non-union and certain union employees are eligible to participate in the plan on the first day of the month following 3 months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. The Company’s contribution to the 401(k) plan is discretionary. Amounts expensed by the Company related to the plan were approximately $0.6 million, $0.8 million, and $0.9 million for fiscal years 2008, 2009 and 2010, respectively.

Deferred Compensation Plan — The Company also maintains a non-qualified deferred compensation plan for certain executives. All assets of the plan are fully subject to the Company’s creditors. There were no matching contributions by the Company in any of fiscal years 2008, 2009 or 2010, although contributions were made by certain executives. Included in the Company’s Consolidated Balance Sheets, within “Prepaid expenses and other current assets” and “Accrued Expenses,” are separate amounts of an equal asset and liability of $1.7 million at fiscal year-end 2009 and $2.2 million at fiscal year-end 2010.

9.	COMMITMENTS AND CONTINGENCIES:

Massachusetts Laborers’ Annuity Fund (“MLAF”) was the lead plaintiff in a class action filed in the United States District Court for the District of Maryland against the Company, Robert N. Wildrick, R. Neal

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is also a party to routine litigation matters that are incidental to its business. From time to time, other legal matters in which the Company may be named as a defendant are expected to arise in the normal course of the Company’s business activities. The resolution of the Company’s litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, the Company cannot determine whether its insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and has not recorded any provision for cost or loss associated with these actions. It is possible that the Company’s consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

Employment Agreements and Performance-Based Incentive Compensation — The Company has employment agreements with certain of its executives expiring in either January 2012 or January 2013, with aggregated base compensation of $5.6 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, the Company has severance obligations to these and certain other executives aggregating up to approximately $4.1 million, not including annual adjustments. These executives are also eligible for additional performance-based incentive payments. In addition, other employees are eligible for incentive-based payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. Performance-based incentive compensation expense (excluding commissions) for all eligible employees was approximately $7.8 million in fiscal year 2008, $8.5 million in fiscal year 2009 and $9.2 million in fiscal year 2010.

Lease Obligations — The Company has numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals plus contingent rentals based on sales. Renewal options are available under the majority of the leases.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2010, were as follows:

Fiscal Year Ending	Amount
(In thousands)

January 28, 2012 (“Fiscal year 2011”)	$62,364
February 2, 2013 (“Fiscal year 2012”)	59,046
February 1, 2014 (“Fiscal year 2013”)	53,833
January 31, 2015 (“Fiscal year 2014”)	45,167
January 30, 2014 (“Fiscal year 2015”)	36,043
Thereafter	78,593

Total	$335,046

The minimum rentals above do not include additional payments for contingent percentage rent which is typically based on sales, deferred rent amortization, insurance, property taxes, utilities and other common area maintenance costs that may be due as provided for in the leases.

Total minimum rental expense for operating leases was approximately $50.1 million, $52.0 million and $57.0 million for fiscal years 2008, 2009 and 2010, respectively. Contingent rent expense in fiscal years 2008, 2009 and 2010, which was based on a percentage of net sales at the applicable properties, was approximately $2.1 million, $2.2 million and $2.5 million, respectively.

As of fiscal year-end 2010, the Company had also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements were $1.2 million in fiscal year 2011, $1.3 million in fiscal year 2012, $1.3 million in fiscal year 2013, $1.4 million in fiscal year 2014, $1.4 million in fiscal year 2015 and $7.5 million thereafter.

Inventories — The Company ordinarily places orders for the purchases of inventory at least one to two seasons in advance. Approximately 3% of the total product purchases (including piece goods) in fiscal year 2010 were sourced from United States suppliers, and approximately 97% were sourced from suppliers in other countries. In fiscal year 2010, approximately 37% of the total product purchases were from suppliers in China (including Hong Kong), 24% in Mexico, 9% in Bangladesh, 7% in Sri Lanka and 7% in India. In fiscal year 2010, the Company purchased approximately 51% of its finished product through a buying agent who sources the products from various vendors, including those described above. No other country represented more than 5% of total product purchases in fiscal year 2010. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled. The Company purchases the raw materials for approximately 9% of its finished products. Five vendors accounted for over 72% of the raw materials purchased directly by the Company in fiscal year 2010. The remainder of its finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on the Company’s specifications.

Other — The Company has a consulting agreement with its current Chairman of the Board to consult on matters of strategic planning and initiatives commencing February 1, 2009 at a fee of $0.8 million per year for a period of three years. On November 30, 2010, the consulting agreement was extended from January 31, 2012 to January 26, 2014 with all other terms of the Consulting agreement remaining unchanged. The Company has an agreement with David Leadbetter, a golf professional, which allows the Company to produce golf and other apparel under Leadbetter’s name. The agreement expires in January 2016. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2008, 2009 and 2010 and is expected to be $0.2 million for fiscal year 2011.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCENTIVE STOCK OPTION AND OTHER EQUITY PLANS:

Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined, for issuance of up to 3.4 million shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of January 29, 2005 (“fiscal year 2004”). In March 2002, the Company adopted an Incentive Plan (the “2002 Plan” and together with the 1994 Plan) which provides for issuance of up to 1.4 million shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of the end of fiscal year 2005. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options generally expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the Plans were fully vested as of the end of fiscal year 2005.

On March 30, 2010, the Board of Directors approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by stockholders at the Company’s 2010 annual meeting of stockholders on June 17, 2010.

The principal purposes of the 2010 Plan are to promote the interests of the Company and its stockholders by providing employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. In addition, the 2010 Plan permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (“Section 162(m)”), thereby preserving the Company’s ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. The 2010 Plan reserves 1.5 million shares of the Company’s common stock for issuance pursuant to awards to be granted under the plan. Under the 2010 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock and cash-based awards.

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

On March 30, 2010, the Board of Directors also approved the Jos. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a nonqualified, unfunded plan designed to provide a select group of the Company’s senior management (which includes each of the named executive officers) and highly compensated employees, and non-employee directors, with the opportunity to accumulate Company shares (through stock units) by deferring compensation on a pre-tax basis, and to provide the Company with a method of rewarding and retaining these individuals by providing them with a means to defer receipt of cash and shares of common stock associated future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards. The Deferred Compensation Plan reserves 4.5 million shares of the Company’s common stock for issuance pursuant to distributions under the plan. At January 29, 2011, 2,100 stock units were outstanding under this plan.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in options outstanding that were issued under the 1994 and 2002 Plans were as follows:

	Fiscal Year 2008		Fiscal Year 2009		Fiscal Year 2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
(In thousands, except per share information)

Outstanding at beginning of year	659	$6.88	491	$6.10	401	$6.89
Granted	—	$—	—	$—	—	$—
Exercised	(168)	$9.17	(90)	$2.59	(96)	$10.57
Canceled	—	$—	—	$—	—	$—

Outstanding at end of year	491	$6.10	401	$6.89	305	$5.73

.

The following table summarizes information about stock options outstanding and exercisable as of January 29, 2011 that were issued under the 1994 and 2002 Plans:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Range of Exercise Prices	Outstanding	Life per Share	Share	Exercisable	Share
	(In thousands, except per share and year information)

$0 - $5.00	103	1.12	$3.06	103	$3.06
$5.01 - $10.00	191	2.10	$6.57	191	$6.57
$15.01 - $20.00	11	4.27	$16.18	11	$16.18

Total	305	1.85	$5.73	305	$5.73

During fiscal year 2010, the Company granted 86,100 restricted stock units (“RSUs”) (representing whole units) under the 2010 Plan to certain of its officers and to the members of the Board of Directors at a weighted-average grant date fair value of $39.72 and an aggregate fair value of approximately $3.4 million. The grant date fair value is based on the shares granted and the quoted price of the Company’s common stock on the date of grant. The grants to the officers are intended to qualify under Section 162(m).

A summary of our nonvested RSU activity during fiscal 2010 is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Awards	Shares	Value
	(In thousands, except per share information)

Nonvested at January 30, 2010	—	$—
Granted	86	$39.72
Vested	—	$—
Forfeited	—	$—

Nonvested at January 29, 2011	86	$39.72

As of January 29, 2011, there was unrecognized compensation expense related to nonvested RSUs of approximately $2.3 million which is expected to be recognized over a weighted average period of 2.1 years. As of January 29, 2011, the intrinsic value of nonvested RSUs was $3.6 million based on a share price of $41.95.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 718 changes the presentation of realized excess tax benefits associated with the exercise of stock options or the issuance of other equity awards in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options or the issuance of other awards in excess of the deferred tax asset attributable to stock compensation expense for such equity awards. Prior to the adoption of ASC 718, such realized tax benefits were required to be presented as operating cash flows. ASC 718 requires such realized tax benefits to be presented as part of cash flows from financing activities. For fiscal years 2008, 2009 and 2010, tax benefits realized from stock equity awards totaled $0.6 million $0.1 million and $1.3 million, respectively.

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

The Company has two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Outlet and Factory stores (“Full-line stores”). The Direct Marketing segment includes catalog and Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment data is presented in the following table:

		Direct	Corporate
Fiscal Year 2008	Stores	Marketing	and Other	Total
	(In thousands)

Net sales(a)	$623,095	$61,177	$11,636	$695,908
Depreciation and amortization	18,098	75	2,436	20,609
Operating income (loss)(b)	129,677	24,532	(58,720)	95,489
Capital expenditures(c)	33,669	36	1,400	35,105

		Direct	Corporate
Fiscal Year 2009	Stores	Marketing	and Other	Total
	(In thousands)

Net sales(a)	$689,408	$68,640	$12,268	$770,316
Depreciation and amortization	19,613	213	2,556	22,382
Operating income (loss)(b)	155,190	27,445	(65,232)	117,403
Capital expenditures(c)	12,360	2,077	1,896	16,333

		Direct	Corporate
Fiscal Year 2010	Stores	Marketing	and Other	Total
	(In thousands)

Net sales(a)	$754,342	$85,410	$18,376	$858,128
Depreciation and amortization	20,786	558	3,135	24,479
Operating income (loss)(b)	182,659	31,870	(72,922)	141,607
Capital expenditures(c)	19,340	1,244	8,768	29,352

(a)	Stores net sales represent all Full-line store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to three operating segments of the Company. Those segments are Outlet and Factory stores, Franchise stores and regional tailor shops. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes. Total Company shipping costs to customers of approximately $8.8 million, $9.7 million and $13.0 million for fiscal years 2008, 2009 and 2010, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments of property, plant and equipment made for the reportable segment.

JOS. A. BANK CLOTHIERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	RELATED PARTY TRANSACTIONS:

On September 9, 2008, the Company and Robert N. Wildrick, our current Chairman of the Board, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which the Company retained Mr. Wildrick to consult on matters of strategic planning and initiatives for a term of three years commencing February 1, 2009 at a fee of $0.8 million per year. On November 30, 2010, those members of the Board who are “independent directors” in accordance with the Nasdaq Stock Market Rules met in executive session and approved an amendment to the Consulting Agreement. As the amendment constitutes a related party transaction, generally the Audit Committee would have been responsible for evaluating the transaction. The Board instead met in executive session in order to increase the number of independent directors who participated in the decision. The First Amendment to Consulting Agreement extends the term of the Consulting Agreement to January 26, 2014. All other terms of the Consulting Agreement remain unchanged.

14.	QUARTERLY FINANCIAL INFORMATION (Unaudited):

Summarized quarterly financial information in fiscal years 2009 and 2010 as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share information)

Fiscal Year 2009
Net sales	$161,925	$167,735	$161,309	$279,347	$770,316
Gross profit	98,454	103,177	100,807	169,685	472,123
Operating income	18,849	20,682	19,314	58,558	117,403
Net income	11,455	12,512	11,728	35,460	71,155
Diluted income per common share	$0.41	$0.45	$0.42	$1.28	$2.56
Fiscal Year 2010
Net sales	$178,125	$188,412	$173,268	$318,323	$858,128
Gross profit	113,316	118,330	110,839	195,058	537,543
Operating income	26,061	27,407	20,457	67,682	141,607
Net income	15,808	16,479	12,563	40,949	85,799
Diluted income per common share	$0.57	$0.59	$0.45	$1.47	$3.08

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOS. A. BANK CLOTHIERS, INC.
(registrant)

By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF
EXECUTIVE OFFICER

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. NEAL BLACK	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011

/s/ ROBERT N. WILDRICK	Director, Chairman of the Board	March 30, 2011

/s/ ANDREW A. GIORDANO	Director, Chairman Emeritus and Lead Independent Director	March 30, 2011

/s/ JAMES H. FERSTL	Director	March 30, 2011

/s/ WILLIAM E. HERRON	Director	March 30, 2011

/s/ HENRY HOMES, III	Director	March 30, 2011

/s/ SIDNEY H. RITMAN	Director	March 30, 2011

Exhibits Index

3.1		—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2		—	Amended and Restated By-Laws of the Company as of February 24, 2011.*(23)
4.1		—	Form of Common Stock certificate.*(1)
4.2		—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.3		—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4		—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1		—	1994 Incentive Plan.*(1)†
10	.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2		—	Summary of 2010 and 2011 Cash and Equity Incentive Programs.*(24)†
10.3		—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10	.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10	.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10	.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10	.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10	.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.4		—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5		—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10	.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10	.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10	.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.6		—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10	.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10	.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10	.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†

10	.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10	.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.7		—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10	.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10	.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10	.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.8		—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10	.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10	.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10	.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10	.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10	.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10	.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10	.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.9		—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.10		—	Employment offer letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10	.10(a)	—	Written description of 2011 base salary for Jerry DeBoer.*(24)†
10	.10(b)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.11		—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.*(13)†
10	.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10	.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10	.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10	.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.12		—	2002 Long-Term Incentive Plan.*(6)†
10.13		—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14		—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(18)†
10.15		—	Form of Officer and Director Indemnification Agreement.*(17)†

10	.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10	.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10	.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10	.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10	.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10	.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10	.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10	.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10	.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10	.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10	.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16		—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10	.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17		—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18		—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19		—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†
10.20		—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21		—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22		—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23		—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan — Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1		—	Company subsidiaries.*(24)
23.1		—	Consent of Deloitte & Touche LLP.*(24)
31.1		—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(24)
31.2		—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(24)
32.1		—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(24)
32.2		—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(24)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.

*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Filed herewith
†	—	Exhibit represents a management contract or compensatory plan or arrangement.