Form 10-Q
period 2011-04-30
BANK JOS A CLOTHIERS INC /DE/
filed 2011-06-01
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011.
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 25, 2011
Common Stock, $.01 par value	27,626,304

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
Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of our growth strategy, including our ability to finance our expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2010 and in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These risks should be carefully reviewed before making any investment decision. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	May 1, 2010	April 30, 2011
	(In thousands, except per share information)

Net sales	$178,125	$193,270

Cost of goods sold	64,809	67,957

Gross profit	113,316	125,313

Operating expenses:
Sales and marketing, including occupancy costs	70,519	78,852
General and administrative	16,736	17,424

Total operating expenses	87,255	96,276

Operating income	26,061	29,037

Other income (expense):
Interest income	115	132
Interest expense	(90)	(3)

Total other income (expense)	25	129

Income before provision for income taxes	26,086	29,166
Provision for income taxes	10,278	11,356

Net income	$15,808	$17,810

Per share information:
Earnings per share:
Basic	$0.57	$0.64
Diluted	$0.57	$0.64
Weighted average shares outstanding:
Basic	27,527	27,622
Diluted	27,818	27,928
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 29, 2011	April 30, 2011
	(In thousands)
	(Audited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,979	$83,465
Short-term investments	189,789	168,954
Accounts receivable, net	9,525	14,449
Inventories:
Finished goods	222,251	245,771
Raw materials	11,059	16,107

Total inventories	233,310	261,878
Prepaid expenses and other current assets	19,494	23,667

Total current assets	533,097	552,413

NONCURRENT ASSETS:
Property, plant and equipment, net	128,603	132,224
Other noncurrent assets	337	310

Total assets	$662,037	$684,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$31,505	$46,755
Accrued expenses	88,165	76,370
Deferred tax liability — current	5,276	5,301

Total current liabilities	124,946	128,426

NONCURRENT LIABILITIES:
Deferred rent	49,279	49,754
Deferred tax liability — noncurrent	4,147	4,540
Other noncurrent liabilities	989	1,055

Total liabilities	179,361	183,775

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	275	275
Additional paid-in capital	86,792	87,478
Retained earnings	395,531	413,341
Accumulated other comprehensive income	78	78

Total stockholders’ equity	482,676	501,172

Total liabilities and stockholders’ equity	$662,037	$684,947

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	May 1, 2010	April 30, 2011
	(In thousands)

Cash flows from operating activities:
Net income	$15,808	$17,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,856	6,246
Loss on disposals of property, plant and equipment	23	61
Non-cash equity compensation	—	558
Increase (decrease) in deferred taxes	(813)	418
Net (increase) in operating working capital and other components	(22,147)	(37,978)

Net cash (used in) operating activities	(1,273)	(12,885)

Cash flows from investing activities:
Capital expenditures	(3,978)	(5,592)
Proceeds from maturities of short-term invenstments	64,922	179,814
Payments to acquire short-term investments	(34,875)	(158,979)

Net cash provided by investing activities	26,069	15,243

Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	61
Net proceeds from exercise of stock options	—	67

Net cash provided by financing activities	—	128

Net increase in cash and cash equivalents	24,796	2,486

Cash and cash equivalents — beginning of period	21,853	80,979

Cash and cash equivalents — end of period	$46,649	$83,465

See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION
Jos. A. Bank Clothiers, Inc. is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. The condensed consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as “we”, “our” or “us”). All intercompany balances and transactions have been eliminated in consolidation.
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
We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the dates indicated and will be referred to herein by their fiscal year designations:

Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Fiscal year 2011	January 28, 2012
Each fiscal year noted above consists of 52 weeks except fiscal year 2006, which consisted of 53 weeks.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2010.
2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At April 30, 2011, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term Investments — Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At April 30, 2011, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from one to three months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
Inventories — We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. We capitalize into inventory certain warehousing and freight delivery costs associated with shipping our merchandise to the point of sale. We periodically review quantities of inventories on hand and compare these amounts to the expected sales of each product. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.

Landlord Contributions — We typically receive reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, we record cash and reduce the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with our policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.
Gift Cards and Certificates — We sell gift cards and gift certificates to individuals and companies. Our incentive gift certificates are used by various companies as a reward for achievement for their employees. We also redeem proprietary gift cards and gift certificates marketed by third-party premium/incentive companies. We record a liability when a gift card/certificate is purchased. As the gift card/certificate is redeemed, we reduce the liability and record revenue. Substantially all of our gift cards/certificates do not have expiration dates and they are all subject to state escheatment laws. Based on historical experience, gift cards/certificates redemptions after the escheatment due date are remote and we recognize any income (also referred to as “breakage”) on these unredeemed gift cards/certificates on a specific identification basis at that time.
Tuxedo Rental Products — Revenues from tuxedo rental products are recognized on a gross basis upon completion of the services to customers. When a customer orders a tuxedo rental from us, an order is placed with a national distributor who delivers the product to our stores, typically within several days of intended use. The national distributor owns the product.
Equity Compensation —We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost for these awards based on the awards projected to vest. Share-based compensation expense recognized for the first quarter of fiscal year 2011 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.5 million and the tax benefit recognized related to this compensation was $0.2 million. There was no share based compensation expense in the first quarter of fiscal year 2010 as the Equity Incentive Plan was not yet effective.
Recently Issued Accounting Standards — In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 for fiscal year 2011 will not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. We are currently evaluating the impact ASU 2011-04 will have on our consolidated financial statements.

Recently Proposed Amendments to Accounting Standards — In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010 and a final standard is expected to be issued in 2011. If the proposed guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	May 1, 2010	April 30, 2011
	(In Thousands)

(Increase) in accounts receivable	$(9,621)	$(4,924)
(Increase) in inventories	(3,881)	(28,568)
(Increase) in prepaids and other assets	(372)	(4,146)
Increase in accounts payable	12,476	15,250
(Decrease) in accrued expenses	(19,612)	(16,131)
Increase (decrease) in deferred rent and other noncurrent liabilities	(1,137)	541

Net (increase) in operating working capital and other components	$(22,147)	$(37,978)

Interest and income taxes paid were as follows:

	Three Months Ended
	May 1, 2010	April 30, 2011
	(In Thousands)

Interest paid	$86	$2
Income taxes paid	$26,585	$23,460
As of May 1, 2010 and April 30, 2011, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $4.6 million and $6.1 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective period-ends. The net increases in these amounts of $4.0 million and $4.4 million for the first quarter of fiscal years 2010 and 2011, respectively, are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended
	May 1, 2010	April 30, 2011
	(In thousands)

Weighted average shares outstanding for basic EPS	27,527	27,622

Dilutive effect of common stock equivalents	291	306

Weighted average shares outstanding for diluted EPS	27,818	27,928

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the quarters ended May 1, 2010 and April 30, 2011, there were no anti-dilutive common stock equivalents.
On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Quarterly Report on Form 10-Q have been adjusted to reflect this stock dividend.
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
We account for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. We recognize tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained in an audit. We estimate the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. The re-evaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, settled issues as a result of audits, expirations due to statutes of limitations, and new federal or state audit activity. We also recognize accrued interest and penalties related to these unrecognized tax benefits. Changes in these accrued items are included in the provision for income taxes in the Condensed Consolidated Statements of Income.

The effective income tax rate for the first quarter of fiscal year 2011 was 38.9% as compared with 39.4% for the first quarter of fiscal year 2010. The rate decrease for the first quarter of fiscal year 2011 was primarily driven by lower state income taxes. We anticipate that this lower state income tax rate will continue for the remainder of fiscal year 2011, assuming no significant changes to U.S. federal or state tax rules.

Significant changes to U.S. federal or state income tax rules could occur as part of future legislation. Such changes could influence our future income tax expense and/or the timing of income tax deductions. The impact of such changes on our business operations and financial statements remains uncertain. However, as the possibility of any enactment progresses, we will continue to monitor current developments and assess the potential implications of these tax law changes on our business and consolidated financial statements.

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2007, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.
6.	SEGMENT REPORTING
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Outlet and Factory stores (“Full-line Stores”). The Direct Marketing segment includes catalog and Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.

The accounting policies of the segments are the same as those described in the summary of significant policies. We evaluate performance of the segments based on “four wall” contribution, which excludes any allocation of overhead from the corporate office and the distribution centers (except order fulfillment costs, which are allocated to Direct Marketing), interest and income taxes.

Our segments are strategic business units that offer similar products to the retail customer by two distinctively different methods. In the Stores segment, a typical customer travels to the store and purchases our merchandise and/or alterations and takes their purchases with them. The Direct Marketing customer receives a catalog in his or her home and/or office and/or visits our Internet web sites and places an order by phone, mail, fax or online. The merchandise is then shipped to the customer.

Segment data is presented in the following tables:
Three months ended April 30, 2011

			Corporate and
	Stores	Direct Marketing	Other	Total
	(In thousands)
Net sales (a)	$169,855	$18,724	$4,691	$193,270
Depreciation and amortization	5,212	177	857	6,246
Operating income (loss) (b)	38,769	7,541	(17,273)	29,037
Capital expenditures (c)	4,931	8	653	5,592
Three months ended May 1, 2010

			Corporate and
	Stores	Direct Marketing	Other	Total
	(In thousands)
Net sales (a)	$159,812	$15,336	$2,977	$178,125
Depreciation and amortization	5,069	115	672	5,856
Operating income (loss) (b)	37,855	6,321	(18,115)	26,061
Capital expenditures (c)	2,404	47	1,527	3,978

(a)	Stores net sales represent all Full-line store sales. Direct Marketing net sales represent catalog call center and Internet sales.

Net sales from segments below the GAAP quantitative thresholds are attributable primarily to our two other operating segments. Those segments are Outlet and Factory stores and Franchise stores. These segments have never met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)	Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $2.9 million and $2.3 million for the first quarter of fiscal years 2011 and 2010, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.
7.	LEGAL MATTERS
We are a party to routine litigation matters that are incidental to our business. From time to time, other legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities. The resolution of our litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2010.
On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Quarterly Report on Form 10-Q have been adjusted to reflect this stock dividend.
Overview — For the first quarter of fiscal year 2011, our net income was $17.8 million, an increase of 12.7% as compared with $15.8 million for the first quarter of fiscal year 2010. We earned $0.64 per diluted share in the first quarter of fiscal year 2011 as compared with $0.57 per diluted share in the first quarter of fiscal year 2010. As such, diluted earnings per share increased 12.3% as compared with the prior year period. The results of the first quarter of fiscal year 2011, as compared to the first quarter of fiscal year 2010, were primarily driven by:
•	8.5% increase in net sales, driven by a 22.1% increase in the Direct Marketing segment sales and a 6.3% increase in the Stores segment sales;

•	0.1% increase in comparable store sales as we are testing our customers’ response to higher retail prices which helped to increase gross profit margins during the quarter; comparable store sales increased by 10.4% during the first quarter of fiscal year 2010;

•	120 basis point increase in gross profit margins mainly as a result of higher initial mark-ups driven primarily by retail price increases in certain product categories and improved sourcing;

•	120 basis point increase in sales and marketing costs as a percentage of sales driven primarily by higher other variable selling (including increased shipping costs to customers), occupancy and Stores and Direct Marketing payroll and benefits costs as a percentage of sales; and

•	40 basis point decrease in general and administrative costs as a percentage of sales due primarily to lower corporate compensation costs (which include total company performance-based incentive compensation other than commissions) and group medical costs as a percentage of sales.
As of the end of the first quarter of fiscal year 2011, we had 515 stores, consisting of 489 Company-owned Full-line Stores, 12 Company-owned Outlet and Factory stores and 14 stores owned and operated by franchisees. We opened 9 stores in the first three months of fiscal year 2011. In the past five years, we have opened 190 stores. Specifically, there were 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009 and 36 new stores opened in fiscal year 2010. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included but was not limited to slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.
We expect to open approximately 40 to 50 stores in fiscal year 2011, including the 9 stores opened in the first three months of fiscal year 2011. This range also includes 10 to 12 Factory stores which we plan to open under our new Factory store concept. We opened our first 5 Factory stores in fiscal year 2010. In the future, we believe that the chain can be grown to approximately 600 Full-line Stores and 50 to 75 Factory stores in the United States, depending on our performance over the next several years and the development of the Factory store concept, among other factors.
Capital expenditures in fiscal year 2011 are expected to be approximately $33 to $38 million, primarily to fund the opening of approximately 40 to 50 new stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $4.5 to $5.5 million is expected to be reimbursed through landlord contributions.

For fiscal year 2011, we expect total inventories to increase at a rate higher than experienced in recent years primarily as a result of a) the replenishment of units sold in fiscal 2010, b) new store openings, c) continued sales growth, d) higher inventory sourcing costs, and e) a larger buildup of core product inventory levels in anticipation that future costs of certain products will continue to remain at higher levels. From the end of first quarter of fiscal year 2010 to the end of the first quarter of fiscal year 2011, inventory increased $39.7 million or 17.9%.
Critical Accounting Policies and Estimates — In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2010.
While we have taken reasonable care in preparing these estimates and making these judgments, actual results could and probably will differ from these estimates. Management believes any difference in the actual results from the estimates will not have a material effect upon our financial position or results of operations. These estimates, among other things, were discussed by management with our Audit Committee.
Inventory. We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. We reduce the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.
Management’s sales assumptions regarding sales below cost are based on our experience that most of our inventory is sold through our primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. Our LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of our sales (over two-thirds in fiscal year 2010) are of classic traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, our strong gross profit margins enable us to sell substantially all of our products above cost.
To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through the Internet websites and catalogs or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $1.2 million and $1.8 million in fiscal year 2009 and fiscal year 2010, respectively. We reduce the carrying amount of our current inventory value for product in inventory that may be sold below our cost. If the amount of inventory which is sold below our cost differs from the estimate, our inventory valuation adjustment could change.
Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first quarter of fiscal year 2011 or the first quarter of fiscal year 2010.

Lease Accounting. We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of a lease as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when we take possession and have the right to control the use of the leased premises. Funds received from the lessor intended to reimburse us for the costs of leasehold improvements are recorded as a deferred rent resulting from a lease incentive and are amortized over the lease term as a reduction to rent expense.
Recently Issued Accounting Standards. In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 for fiscal year 2011 will not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. We are currently evaluating the impact ASU 2011-04 will have on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010 and a final standard is expected to be issued in 2011. If the proposed guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the final standard has not yet been issued, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Three Months Ended
	May 1, 2010	April 30, 2011
Net sales	100.0%	100.0%
Cost of goods sold	36.4	35.2
Gross profit	63.6	64.8
Sales and marketing expenses	39.6	40.8
General and administrative expenses	9.4	9.0
Total operating expenses	49.0	49.8
Operating income	14.6	15.0
Total other income	—	0.1
Income before provision for income taxes	14.6	15.1
Provision for income taxes	5.8	5.9

Net income	8.9%	9.2%

Net Sales — Net sales increased 8.5% to $193.3 million in the first quarter of fiscal year 2011, as compared with $178.1 million in the first quarter of fiscal year 2010. The total sales increase included an increase in the Stores segment sales of 6.3% for the first quarter of fiscal year 2011 driven largely by the new stores opened in fiscal year 2010. Comparable store sales increased 0.1% for the first quarter of fiscal year 2011 as we are testing our customers’ response to higher retail prices which helped to increase gross profit margins during the quarter. Comparable stores sales increased 10.4% for the first quarter of fiscal year 2010. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months. The 0.1% increase in comparable store sales for the first quarter of fiscal year 2011 was impacted by increased traffic (as measured by number of transactions), primarily offset by lower dollars per transaction and items per transaction.
Direct Marketing segment sales increased 22.1% for the first quarter of fiscal year 2011, driven primarily by increases in sales in the Internet channel, which represents the primary portion of this reportable segment. The increases in the Internet channel were primarily the result of higher website traffic, partially offset by lower conversion rates. The Internet channel also benefited from the new Big and Tall website related to our Big and Tall product offerings launched during fiscal year 2010. Additionally, the first quarter of fiscal year 2011 was negatively impacted by a decrease in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet rather than place their orders through the call center.
Of the major product categories, suits and dress shirts generated strong unit sales growth. Other tailored clothing (which includes sportcoats, blazers and dress pants) unit sales were flat and sportswear units sales declined.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 1, 2010		April 30, 2011
		Square		Square
	Stores	Feet*	Stores	Feet*
Stores open at the beginning of the period	473	2,131	506	2,282
Stores opened	3	11	9	43
Stores closed	—	—	—	—

Stores open at the end of the period	476	2,142	515	2,325

*	Square feet are presented in thousands and exclude the square footage of our franchise stores.
Gross profit — Our gross profit represents net sales less cost of goods sold. Cost of goods sold primarily includes the cost of merchandise, tailoring and freight from vendors to the distribution center and from the distribution center to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including us) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Gross profit totaled $125.3 million or 64.8% of net sales in the first quarter of fiscal year 2011, as compared with $113.3 million or 63.6% of net sales in the first quarter of fiscal year 2010, an increase in gross profit dollars of approximately $12.0 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 120 basis points. The increase in the gross profit margin was mainly the result of higher initial mark-ups as compared to the prior year period, driven primarily by retail price increases in certain product categories and improved sourcing from fiscal year 2010.

As stated in our Annual Report on Form 10-K for fiscal year 2010, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. In recent months, the prices of cotton, wool and other production inputs have increased significantly. We expect these prices to continue to remain at these elevated levels in fiscal year 2011, which will have a significant impact on our product costs and potentially have a negative impact on our gross profit margin. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll and benefits, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $78.9 million or 40.8% of sales in the first quarter of fiscal year 2011 from $70.5 million or 39.6% of sales in the first quarter of fiscal year 2010. The increase as a percentage of sales for the first quarter of fiscal year 2011 was driven primarily by higher other variable selling (including increased shipping costs to customers), occupancy and Stores and Direct Marketing payroll and benefits costs as a percentage of sales.
The increase in sales and marketing expenses relates primarily to the opening of 42 new stores and the closing of three stores since the end of the first quarter of fiscal year 2010 and sales growth. For the first quarter of fiscal year 2011, the increase of approximately $8.4 million consists of a) $2.6 million related to additional occupancy costs, b) $2.4 million related to additional other variable selling costs, including increased shipping costs to customers, c) $2.3 million related to additional Stores and Direct Marketing payroll and benefits costs, and d) $1.1 million related to advertising and marketing expenses. We expect sales and marketing expenses to increase for the remainder of fiscal year 2011 as compared to fiscal year 2010 primarily as a result of opening new stores (approximately 40 to 50 stores) in fiscal year 2011, the full year operation of stores that were opened during fiscal year 2010, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $17.4 million and $16.7 million for the first quarter of fiscal years 2011 and 2010, respectively. As a percent of net sales, G&A expenses were 9.0% and 9.4% for the first quarter of fiscal years 2011 and 2010, respectively. The decrease as a percentage of sales for the first quarter of fiscal year 2011 was driven primarily by lower corporate compensation costs (which include total company performance-based incentive compensation other than commissions) and group medical costs as a percentage of sales.
For the first quarter of fiscal year 2011, the increase of approximately $0.7 million was due to a) $0.6 million of higher other corporate overhead costs, b) $0.5 million of higher distribution center costs, and c) $0.4 million of lower corporate compensation (which include total company performance-based incentive compensation other than commissions) and group medical costs. Growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses in the future.
Other Income (Expense) — Other income (expense) for the first quarter of fiscal year 2011 was $0.1 million of income, compared to less than $0.1 million of income for the first quarter of fiscal year 2010. The improvement over fiscal year 2010 was due primarily to the absence of unused line of credit fees in fiscal year 2011 as a result of the expiration of our credit facility in the first quarter of fiscal year 2010. Higher average cash and cash equivalents and short-term investment balances during the fiscal year 2011 period also contributed to the increase.
Income Taxes — The effective income tax rate for the first quarter of fiscal year 2011 was 38.9% as compared with 39.4% for the first quarter of fiscal year 2010. The rate decrease for the first quarter of fiscal year 2011 was primarily driven by lower state income taxes. We anticipate that this lower state income tax rate will continue for the remainder of fiscal year 2011, assuming no significant changes to U.S. federal or state tax rules.
Significant changes to U.S. federal or state income tax rules could occur as part of future legislation. Such changes could influence our future income tax expense and/or the timing of income tax deductions. The impact of such changes on our business operations and financial statements remains uncertain. However, as the possibility of any enactment progresses, we will continue to monitor current developments and assess the potential implications of these tax law changes on our business and consolidated financial statements.

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2007, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.
Seasonality — Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2008, 2009 and 2010, we generated approximately 36%, 36% and 37%, respectively, of our annual net sales and approximately 52%, 50% and 48%, respectively, of our annual net income.
Liquidity and Capital Resources — Our principal sources of liquidity are our cash from operations, cash and cash equivalents and short-term investments. These sources of liquidity are used for our ongoing cash requirements. During the past several years and through the first quarter of fiscal year 2010, we maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on our cash and short-term investment positions, and projected cash needs and market conditions, we elected not to negotiate a renewal or replacement of the credit facility. As a result, the credit facility expired on April 30, 2010 in accordance with its terms.
The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	May 1, 2010	April 30, 2011
	(In Thousands)
Cash provided by (used in):
Operating activities	$(1,273)	$(12,885)
Investing activities	26,069	15,243
Financing activities	—	128

Net increase in cash and cash equivalents	$24,796	$2,486

Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At April 30, 2011, our cash and cash equivalents balance was $83.5 million and our short-term investments were $168.9 million, for a total of $252.4 million, as compared with a cash and cash equivalents balance of $46.6 million and short-term investment of $139.7 million, for a total of $186.3 million at May 1, 2010. Our cash and cash equivalents balance was $81.0 million and short-term investments were $189.8 million, for a total of $270.8 million at the end of fiscal year 2010. We had no debt outstanding at April 30, 2011, May 1, 2010 or at the end of fiscal year 2010. The significant changes in sources and uses of funds through April 30, 2011 are discussed below.
Cash used in our operating activities of $12.9 million in the first quarter of fiscal year 2011 was primarily impacted by an increase in operating working capital and other operating items of $38.0 million, partially offset by net income of $17.8 million and depreciation and amortization of $6.2 million. The increase in operating working capital and other operating items included the following:
•	an increase in inventory of $28.6 million primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth and higher inventory sourcing costs;

•	an increase in accounts receivable of $4.9 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the first quarter of fiscal year 2011 as compared with the end of fiscal year 2010;

•	an increase in prepaid and other assets of $4.1 million due primarily to an increase in prepaid income taxes and an increase in landlord contributions as a result of the new store openings during 2011;

•	a reduction in accrued expenses totaling $16.1 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2010; and

•	an increase in accounts payable of $15.3 million due primarily to the timing of payments to vendors.
Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
For fiscal year 2011, we expect total inventories to increase at a rate higher than experienced in recent years primarily as a result of a) the replenishment of units sold in fiscal 2010, b) new store openings, c) continued sales growth, d) higher inventory sourcing costs, and e) a larger buildup of core product inventory levels in anticipation that future costs of certain products will continue to remain at higher levels.
Cash provided by investing activities of $15.2 million for the first quarter of fiscal year 2011 relates to $20.8 million of net maturities of short-term investments, partially offset by $5.6 million of payments for capital expenditures, as described below.
For fiscal year 2011, we expect to spend approximately $33 to $38 million on capital expenditures, primarily to fund the opening of approximately 40 to 50 new stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems projects.
The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4.5 to $5.5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.
We spent approximately $5.6 million on capital expenditures in the first quarter of fiscal year 2011 primarily related to payments for the stores opened or being constructed during the first quarter of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at year-end fiscal year 2010 related to stores opened in fiscal year 2010. For the stores opened, renovated and relocated in the first quarter of fiscal year 2011, we negotiated approximately $2.1 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2011 and 2010.

			Amounts
		Amounts	Collected	Amounts
		Collected in	YTD in	Outstanding
	Negotiated	Fiscal Year	Fiscal Year	April 30,
	Amounts	2010	2011	2011
	(In Thousands )
Full Fiscal Year 2010 Store Openings, Renovations and Relocations (36 Stores)	$5,382	$2,599	$723	$2,060
First Quarter of Fiscal Year 2011 Store Openings, Renovations and Relocations (11 Stores)	2,062	—	624	1,438

	$7,444	$2,599	$1,347	$3,498

The outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal year 2010 and fiscal year 2011 are primarily expected to be received within the next 12 months.
Management believes that our cash from operations, existing cash and cash equivalents and short-term investments will be sufficient to fund our planned capital expenditures and operating expenses through at least the next 12 months.

Off-Balance Sheet Arrangements — We have no off-balance sheet arrangements other than our operating lease agreements.
Effects of Inflation and Changing Prices
Inflation and changing prices could have a material adverse impact on our operations, financial condition and results of operations, especially with respect to our product costs which are largely driven by cotton and wool prices and other production inputs such as labor costs which are largely tied to the labor markets and economies of the various countries in which our vendors are located. In general, we will attempt, over time, to increase prices to largely counteract the increasing costs due to inflation. However there is no assurance that our customers will accept such higher prices, especially over a short-term period.
Disclosures about Contractual Obligations and Commercial Commitments
Our principal commitments are non-cancellable operating leases in connection with our retail stores, certain tailoring facilities and equipment and inventory purchase commitments. Under the terms of certain of the retail store leases, we are required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.
The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first quarter of fiscal year 2011 unless otherwise indicated.

	Payments Due by Fiscal Year
	(In Thousands)
	2011	2012-2014	2015-2016	Beyond 2016	Total(f)
Operating leases (a) (b)	$63,480	$168,103	$71,738	$63,731	$367,052
Inventory Purchase Commitments (c)	314,953	—	—	—	314,953
Related Party Agreement (d)	825	1,650	—	—	2,475
License agreement (e)	165	495	165	—	825

(a)	Includes various lease agreements signed prior to April 30, 2011 for stores to be opened and equipment placed in service subsequent to April 30, 2011.

(b)	Excludes contingent rent and other lease costs.

(c)	Represents the value of expected future inventory purchases for receipts out to the end of fiscal year 2012 for which purchase orders have been issued or other commitments have been made to vendors as of April 30, 2011.

(d)	Relates to consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)	Obligations related to unrecognized tax benefits and related penalties and interest of $0.9 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
At April 30, 2011, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $2.2 million in fiscal year 2010.

Item 4.	Controls and Procedures
Limitations on Control Systems. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of our Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that our Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Reports by management, including the CEO and CFO, on the effectiveness of our Control Systems express only reasonable assurance of the conclusions reached.
Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of April 30, 2011, of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of April 30, 2011.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 of the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are a party to routine litigation matters that are incidental to our business. From time to time, other legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities. The resolution of our litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2010 except for the following:
Our advertising, marketing and promotional activities are highly regulated.
Our operations are subject to various federal and state consumer protection laws and regulations related to our advertising, marketing and promotional activities. We continue to be subject to a consent decree mandating certain advertising practices relating to sales promotions (the “Assurance of Discontinuance”). We have received from the New York Attorney General’s office a letter dated April 25, 2011, requesting certain documents needed to evaluate our compliance with New York state law and the Assurance of Discontinuance. We endeavor to monitor and comply with all applicable laws and regulations (including the Assurance of Discontinuance) to ensure that our advertising, marketing and promotional activities comply with all applicable legal requirements, many of which involve subjective judgments. Any changes in such laws or regulations, or how the laws or regulations are enforced (including further action by the New York Attorney General), or any failure to comply with such laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits
Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial information from Jos. A. Bank Clothiers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated: June 1, 2011	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial information from Jos. A. Bank Clothiers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.