Form 10-Q
period 2011-07-30
BANK JOS A CLOTHIERS INC /DE/
filed 2011-08-31
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011.
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 24, 2011
Common Stock, $.01 par value	27,827,837

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

Cautionary Statement

This Quarterly Report on Form 10-Q includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” “assume,” and other similar expressions are intended to identify forward-looking statements and information.

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of our growth strategy, including our ability to finance our expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2010 and subsequent Quarterly Reports on Form 10-Q ("Form 10-Q"), including this Form 10-Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
	(In thousands, except per share information)
Net sales	$188,412	$230,662	$366,537	$423,932
Cost of goods sold	70,082	86,755	134,891	154,712
Gross profit	118,330	143,907	231,646	269,220
Operating expenses:
Sales and marketing, including occupancy costs	73,748	88,120	144,267	166,972
General and administrative	17,175	21,189	33,911	38,613
Total operating expenses	90,923	109,309	178,178	205,585
Operating income	27,407	34,598	53,468	63,635
Other income (expense):
Interest income	159	83	274	215
Interest expense	(5)	(18)	(95)	(21)
Total other income (expense)	154	65	179	194
Income before provision for income taxes	27,561	34,663	53,647	63,829
Provision for income taxes	11,082	14,109	21,360	25,465
Net income	$16,479	$20,554	$32,287	$38,364
Per share information:
Earnings per share:
Basic	$0.60	$0.74	$1.17	$1.39
Diluted	$0.59	$0.74	$1.16	$1.37
Weighted average shares outstanding:
Basic	27,527	27,749	27,527	27,686
Diluted	27,827	27,958	27,823	27,944
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 29, 2011	July 30, 2011
	(In thousands)
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,979	$92,691
Short-term investments	189,789	176,975
Accounts receivable, net	9,525	13,453
Inventories:
Finished goods	222,251	256,570
Raw materials	11,059	15,837
Total inventories	233,310	272,407
Prepaid expenses and other current assets	19,494	22,843
Total current assets	533,097	578,369
NONCURRENT ASSETS:
Property, plant and equipment, net	128,603	133,223
Other noncurrent assets	337	310
Total assets	$662,037	$711,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,505	$45,862
Accrued expenses	88,165	80,255
Deferred tax liability — current	5,276	5,303
Total current liabilities	124,946	131,420
NONCURRENT LIABILITIES:
Deferred rent	49,279	48,895
Deferred tax liability — noncurrent	4,147	5,271
Other noncurrent liabilities	989	1,478
Total liabilities	179,361	187,064
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	275	277
Additional paid-in capital	86,792	90,588
Retained earnings	395,531	433,895
Accumulated other comprehensive income	78	78
Total stockholders’ equity	482,676	524,838
Total liabilities and stockholders’ equity	$662,037	$711,902
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2010	July 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$32,287	$38,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,802	12,595
Loss on disposals of property, plant and equipment	91	122
Non-cash equity compensation	234	1,369
Increase (decrease) in deferred taxes	(1,358)	1,151
Net (increase) in operating working capital and other components	(17,988)	(43,093)
Net cash provided by operating activities	25,068	10,508
Cash flows from investing activities:
Capital expenditures	(12,471)	(14,039)
Proceeds from maturities of short-term investments	99,895	189,789
Payments to acquire short-term investments	(44,850)	(176,975)
Net cash provided by (used in) investing activities	42,574	(1,225)
Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	1,883
Net proceeds from exercise of stock options	—	546
Net cash provided by financing activities	—	2,429
Net increase in cash and cash equivalents	67,642	11,712
Cash and cash equivalents — beginning of period	21,853	80,979
Cash and cash equivalents — end of period	$89,495	$92,691
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
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At July 30, 2011, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At July 30, 2011, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to three months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

Inventories - We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. We capitalize into inventory certain warehousing and freight delivery costs associated with shipping our merchandise to the point of sale. We periodically review quantities of inventories on hand and compare these amounts to the expected sales of each product. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value.

Landlord Contributions - We typically receive reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, we record cash and reduce the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with our policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense which is consistent with the classification of lease expense.

Gift Cards and Certificates - We sell gift cards and gift certificates to individuals and companies. Our incentive gift certificates are used by various companies as a reward for achievement for their employees. We also redeem proprietary gift cards and gift certificates marketed by third-party premium/incentive companies. We record a liability when a gift card/certificate is purchased. As the gift card/certificate is redeemed, we reduce the liability and record revenue. Substantially all of our gift cards/certificates do not have expiration dates and they are all subject to state escheatment laws. Based on historical experience, gift cards/certificates redemptions after the escheatment due date are remote and we recognize any income (also referred to as “breakage”) on these unredeemed gift cards/certificates on a specific identification basis at that time.

Tuxedo Rental Products - Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, an order is placed with a national distributor who delivers the product to our stores, typically within several days of intended use. The national distributor owns the product.

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost for these awards based on the awards projected to vest. Share-based compensation expense recognized for the second quarter and the first six months of fiscal year 2011 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.8 million and $1.3 million, respectively, and the tax benefit recognized related to this compensation was $0.3 million and $0.5 million, respectively. Share-based compensation expense recognized for both the second quarter and the first six months of fiscal year 2010 was $0.2 million and the tax benefit recognized related to this compensation was $0.1 million.

Recently Issued Accounting Standards - In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 for fiscal year 2011 did not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. We are currently evaluating the impact ASU 2011-04 may have on our consolidated financial statements.

Recently Proposed Amendments to Accounting Standards - In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft which is expected to occur in the fourth quarter of 2011, with a final standard expected to be issued by mid to late 2012. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Six Months Ended
	July 31, 2010	July 30, 2011
	(In Thousands)
(Increase) in accounts receivable	$(2,311)	$(3,928)
(Increase) in inventories	(7,724)	(39,097)
(Increase) in prepaids and other assets	(689)	(3,322)
Increase in accounts payable	13,933	14,357
(Decrease) in accrued expenses	(19,005)	(11,208)
Increase (decrease) in deferred rent and other noncurrent liabilities	(2,192)	105
Net (increase) in operating working capital and other components	$(17,988)	$(43,093)
Interest and income taxes paid were as follows:

	Six Months Ended
	July 31, 2010	July 30, 2011
	(In Thousands)
Interest paid	$92	$21
Income taxes paid	$37,793	$35,471

As of July 31, 2010 and July 30, 2011, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $7.0 million and $5.1 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective period-ends. The net increases in these amounts of $6.4 million and $3.3 million for the first six months of fiscal years 2010 and 2011, respectively, are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows as these changes are non-cash items.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
	(In thousands)
Weighted average shares outstanding for basic EPS	27,527	27,749	27,527	27,686
Dilutive effect of common stock equivalents	300	209	296	258
Weighted average shares outstanding for diluted EPS	27,827	27,958	27,823	27,944

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the second quarter and the first six months ended July 30, 2011, there were no anti-dilutive common stock equivalents. For the second quarter and the first six months ended July 31, 2010, there were 63,600 restricted stock units that were anti-dilutive, which were excluded from the calculation of diluted shares.

On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Quarterly Report on Form 10-Q have been adjusted to reflect this stock dividend.

5.	INCOME TAXES

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes,” (“ASC 740”), formerly SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.

We account for uncertainties in income taxes pursuant to ASC 740, formerly FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements. We recognize tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) pursuant to ASC 740 where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained in an audit. We estimate the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. The re-evaluations are based on many factors, including, but not limited to, changes in facts or circumstances, changes in tax law, settled issues as a result of audits, expirations due to statutes of limitations, and new federal or state audit activity. We also recognize accrued interest and penalties related to these unrecognized tax benefits. Changes in these accrued items are included in the provision for income taxes in the Condensed Consolidated Statements of Income.

The effective income tax rate for the second quarter of fiscal year 2011 was 40.7% as compared with 40.2% for the second quarter of fiscal year 2010. For the first six months of fiscal year 2011, the effective tax rate was 39.9% as compared with 39.8% for the same period in fiscal year 2010. The rate increases for the second quarter and the first six months of fiscal year 2011 were primarily driven by an increase in the liability for unrecognized tax benefits, partially offset by lower state income taxes.

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

Segment data is presented in the following tables:
Three months ended July 30, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$204,810	$19,979	$5,873	$230,662
Depreciation and amortization	5,271	172	906	6,349
Operating income (loss) (b)	48,918	6,731	(21,051)	34,598
Capital expenditures (c)	5,389	80	2,978	8,447
Three months ended July 31, 2010

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$169,784	$15,638	$2,990	$188,412
Depreciation and amortization	5,075	113	758	5,946
Operating income (loss) (b)	40,230	6,160	(18,983)	27,407
Capital expenditures (c)	4,936	872	2,685	8,493
Six months ended July 30, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$374,665	$38,703	$10,564	$423,932
Depreciation and amortization	10,483	349	1,763	12,595
Operating income (loss) (b)	87,687	14,272	(38,324)	63,635
Capital expenditures (c)	10,320	88	3,631	14,039
Six months ended July 31, 2010

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$329,596	$30,974	$5,967	$366,537
Depreciation and amortization	10,144	228	1,430	11,802
Operating income (loss) (b)	78,085	12,481	(37,098)	53,468
Capital expenditures (c)	7,340	919	4,212	12,471
_________________________________________

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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $4.4 million and $3.2 million for the second quarter of fiscal years 2011 and 2010, respectively, and approximately $7.3 million and $5.5 million for the first six months of fiscal years 2011 and 2010, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS

We are a party to routine litigation matters that are incidental to our business. From time to time, additional legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities. The resolution of our litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

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

Overview - For the second quarter of fiscal year 2011, our net income was $20.6 million, an increase of 24.7% as compared with $16.5 million for the second quarter of fiscal year 2010. We earned $0.74 per diluted share in the second quarter of fiscal year 2011 as compared with $0.59 per diluted share in the second quarter of fiscal year 2010. As such, diluted earnings per share increased 25.4% as compared with the prior year period. The results of the second quarter of fiscal year 2011, as compared to the second quarter of fiscal year 2010, were primarily driven by:

•	22.4% increase in net sales, driven by a 20.6% increase in the Stores segment sales, which includes the impact of new stores opened, and a 27.8% increase in the Direct Marketing segment sales;

•	14.7% increase in comparable store sales;

•	40 basis point decrease in gross profit margins primarily as a result of higher mark-downs;

•
90 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling (including increased shipping costs to customers) and advertising and marketing costs as a percentage of sales; and

•
10 basis point increase in general and administrative costs as a percentage of sales driven primarily by higher corporate compensation costs (which include total company performance-based incentive compensation other than commissions) as a percentage of sales, partially offset by the leveraging of other corporate overhead costs.

As of the end of the second quarter of fiscal year 2011, we had 526 stores, consisting of 496 Company-owned Full-line Stores, 16 Company-owned Outlet and Factory stores and 14 stores owned and operated by franchisees. We opened 21 stores and closed one store in the first six months of fiscal year 2011. In the past five years, we have opened 190 stores. Specifically, there were 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009 and 36 new stores opened in fiscal year 2010. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

We expect to open approximately 45 to 50 stores in fiscal year 2011, including the 21 stores opened in the first six months of fiscal year 2011. This range also includes 10 to 12 Factory stores which we plan to open under our new Factory store concept. We opened our first 5 Factory stores in fiscal year 2010 and opened and an additional 4 Factory stores in the first six months of fiscal year 2011. In the future, we believe that the chain can be grown to approximately 600 Full-line Stores and 50 to 75 Factory stores in the United States, depending on our performance over the next several years and the development of the Factory store concept, among other factors.

Capital expenditures in fiscal year 2011 are expected to be approximately $35 to $38 million, primarily to fund the opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $5.5 to $6.5 million is expected to be reimbursed through landlord contributions.

For fiscal year 2011, we expect total inventories to increase at a rate higher than experienced in recent years primarily as a result of a) the replenishment of units sold in fiscal 2010, b) new store openings, c) continued sales growth, d) higher inventory sourcing costs, and e) a larger buildup of core product inventory levels in anticipation that future costs of certain products will continue to remain at higher levels. From the end of second quarter of fiscal year 2010 to the end of the second quarter of fiscal year 2011, inventory increased $46.4 million or 20.5%.

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

Management’s sales assumptions regarding sales below cost are based on our experience that most of our inventory is sold through our primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. Our LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of our sales (over two-thirds in fiscal year 2010) are of classic, traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, our strong gross profit margins enable us to sell substantially all of our products above cost.

To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through the Internet websites and catalogs or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $1.2 million and $1.8 million in fiscal year 2009 and fiscal year 2010, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first six months of fiscal year 2011 or the first six months of fiscal year 2010.

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

Recently Issued Accounting Standards. In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses revenue recognition of multiple-element sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 is effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 for fiscal year 2011 did not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. We are currently evaluating the impact ASU 2011-04 may have on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft which is expected to occur in the fourth quarter of 2011, with a final standard expected to be issued by mid to late 2012. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations

The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 31, 2010	July 30, 2011	July 31, 2010	July 30, 2011
Net sales	100.0%	100%	100.0%	100.0%
Cost of goods sold	37.2	37.6	36.8	36.5
Gross profit	62.8	62.4	63.2	63.5
Sales and marketing expenses	39.1	38.2	39.4	39.4
General and administrative expenses	9.1	9.2	9.3	9.1
Total operating expenses	48.3	47.4	48.6	48.5
Operating income	14.5	15.0	14.6	15.0
Total other income	0.1	—	—	—
Income before provision for income taxes	14.6	15.0	14.6	15.1
Provision for income taxes	5.9	6.1	5.8	6.0
Net income	8.7%	8.9%	8.8%	9.0%
Net Sales — Net sales increased 22.4% to $230.7 million in the second quarter of fiscal year 2011 as compared with $188.4 million in the second quarter of fiscal year 2010. Net sales for the first six months of fiscal year 2011 increased 15.7% to $423.9 million as compared with $366.5 million in the first six months of fiscal year 2010.
The total sales increases include increases in the Stores segment sales of 20.6% and 13.7% for the second quarter and first six months of fiscal year 2011, respectively, driven primarily by Comparable sales increases and new stores opened in fiscal year 2010. Comparable store sales increased 14.7% and 7.6% for the second quarter and first six months of fiscal year 2011, respectively. The increases in comparable store sales for the second quarter and first six months of fiscal year 2011 were impacted by increased traffic (as measured by number of transactions), partially offset by lower dollars per transaction and items per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months.

Direct Marketing segment sales increased 27.8% and 25.0% for the second quarter and first six months of fiscal year 2011, respectively, driven primarily by increases in sales in the Internet channel, which represents the primary portion of this reportable segment. The increases in the Internet channel were primarily the result of higher website traffic, partially offset by lower conversion rates and average order values. The Internet channel also benefited from the new Big and Tall website related to our Big and Tall product offerings launched during fiscal year 2010. Additionally, the second quarter of fiscal year 2011 was negatively impacted by a decrease in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet rather than place their orders through the call center.
Of the major product categories, suits, dress shirts, other tailored clothing (which includes sportcoats, blazers and dress pants) and sportswear all generated strong unit sales growth for the second quarter of fiscal year 2011. For the first six months of fiscal year 2011, suits and dress shirts generated strong units sales growth, while other tailored clothing and sportswear generated moderate unit sales growth.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	July 31, 2010		July 30, 2011		July 31, 2010		July 30, 2011
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	476	2,142	515	2,325	473	2,131	506	2,282
Stores opened	14	55	12	48	17	66	21	91
Stores closed	(3)	(9)	(1)	(4)	(3)	(9)	(1)	(4)
Stores open at the end of the period	487	2,188	526	2,369	487	2,188	526	2,369

*Square feet are presented in thousands and exclude the square footage of our franchise stores.

Gross profit - Our gross profit represents net sales less cost of goods sold. Cost of goods sold primarily includes the cost of merchandise, tailoring and freight from vendors to the distribution center and from the distribution center to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including us) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.

Gross profit totaled $143.9 million or 62.4% of net sales in the second quarter of fiscal year 2011 as compared with $118.3 million or 62.8% of net sales in the second quarter of fiscal year 2010, an increase in gross profit dollars of approximately $25.6 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 40 basis points. Gross profit totaled $269.2 million or 63.5% of net sales in the first six months of fiscal year 2011, as compared with $231.6 million or 63.2% of net sales in the first six months of fiscal year 2010, an increase in gross profit dollars of $37.6 million and an increase in the gross profit margin of 30 basis points. The decrease in gross profit margin for the second quarter was primarily due to higher mark-downs as compared to the prior year period, partially offset by higher initial mark-ups. The higher initial mark-ups were driven by retail price increases in certain product categories, partially offset by higher sourcing costs. The increase in the gross profit margin for the first six months of fiscal year 2011 was mainly the result of higher initial mark-ups as compared to the prior year period, driven primarily by retail price increases in certain product categories, partially offset by the impact of higher mark-downs.

As stated in our Annual Report on Form 10-K for fiscal year 2010, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices on these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2011. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll and benefits, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $88.1 million or 38.2% of sales in the second quarter of fiscal year 2011 from $73.7 million or 39.1% of sales in the second quarter of fiscal year 2010. Sales and marketing expenses increased to $167.0 million or 39.4% of sales in the first six months of fiscal year 2011 from $144.3 million or 39.4% of sales in the first six months of fiscal year 2010. The decrease as a percentage of sales for the second quarter of fiscal year 2011 was driven primarily by the leveraging of occupancy and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling (including increased shipping costs to customers) and advertising and marketing costs as a percentage of sales. The flat level of expenses as a percentage of sales for the first six months of fiscal year 2011 was impacted by the leveraging of occupancy and Stores and Direct Marketing payroll and benefits costs, offset by higher other variable selling and advertising and marketing costs as a percentage of sales.

The increase in sales and marketing expenses relates primarily to the opening of 40 new stores and the closing of one store since the end of the second quarter of fiscal year 2010 and sales growth. For the second quarter of fiscal year 2011, the increase of approximately $14.4 million consists of a) $4.3 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $3.7 million related to advertising and marketing expenses, c) $3.4 million related to additional other variable selling costs, including increased shipping costs to customers, and d) $3.0 million related to additional occupancy costs. For the first six months of fiscal year 2011, the increase of approximately $22.7 million consists of a) $6.6 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $4.8 million related to advertising and marketing expenses, c) $5.8 million related to additional other variable selling costs, and d) $5.5 million related to additional occupancy costs. We expect sales and marketing expenses to increase for the remainder of fiscal year 2011 as compared to fiscal year 2010 primarily as a result of opening new stores (approximately 45 to 50 stores) in fiscal year 2011, the full year operation of stores that were opened during fiscal year 2010, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.

General and Administrative Expenses - General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $21.2 million and $17.2 million for the second quarter of fiscal years 2011 and 2010, respectively. G&A expenses were $38.6 million for the first six months of fiscal year 2011 compared to $33.9 million for the first six months of fiscal year 2010. As a percent of net sales, G&A expenses were 9.2% and 9.1% for the second quarter of fiscal years 2011 and 2010, respectively, and 9.1% and 9.3% for the first six months of fiscal years 2011 and 2010, respectively. The higher level of expenses as a percentage of sales for the second quarter of fiscal year 2011 was impacted by higher corporate compensation costs (which include total company performance-based incentive compensation other than commissions) and group medical costs as a percentage of sales, partially offset by the leveraging of other corporate overhead costs. The decrease as a percentage of sales for the first six months of fiscal year 2011 was driven primarily by the leveraging of other corporate overhead costs and corporate compensation costs and group medical costs.

For the second quarter of fiscal year 2011, the increase of approximately $4.0 million was due to a) $2.7 million of higher corporate compensation (which include total company performance-based incentive compensation other than commissions) and group medical costs, b) $0.7 million of higher distribution center costs, c) $0.3 of higher professional fees including outsourced services, and d) $0.3 million of higher other corporate overhead costs. For the first six months of fiscal year 2011, the increase of approximately $4.7 million was due to a) $2.3 million of higher corporate compensation and group medical costs, b) $1.1 million of higher distribution center costs, c) $0.9 million of higher other corporate overhead costs, and d) $0.4 of higher professional fees including outsourced services. Growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses in the future.

Other Income (Expense) - Other income (expense) for the second quarter and the first six months of fiscal year 2011 was $0.1 million and $0.2 million of income, respectively, compared to $0.2 million of income for each of the second quarter and the first six months of fiscal year 2010. The decrease in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was due primarily to lower market interest rates in fiscal year 2011, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2011 period.

Income Taxes - The effective income tax rate for the second quarter of fiscal year 2011 was 40.7% as compared with 40.2% for the second quarter of fiscal year 2010. For the first six months of fiscal year 2011, the effective tax rate was 39.9% compared with 39.8% for the same period of fiscal year 2010. The rate increases for the second quarter and the first six months of fiscal year 2011 were primarily driven by an increase in the liability for unrecognized tax benefits, partially offset by lower state income taxes.

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

Seasonality - Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2008, 2009 and 2010, we generated approximately 36%, 36% and 37%, respectively, of our annual net sales and approximately 52%, 50% and 48%, respectively, of our annual net income.

Liquidity and Capital Resources - Our principal sources of liquidity are our cash from operations, cash and cash equivalents and short-term investments. These sources of liquidity are used for our ongoing cash requirements. During the past several years and through the first quarter of fiscal year 2010, we maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on our cash and short-term investment positions, and projected cash needs and market conditions, we elected not to negotiate a renewal or replacement of the credit facility. As a result, the credit facility expired on April 30, 2010 in accordance with its terms.

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	July 31, 2010	July 30, 2011
	(In Thousands)
Cash provided by (used in):
Operating activities	$25,068	$10,508
Investing activities	42,574	(1,225)
Financing activities	—	2,429
Net increase in cash and cash equivalents	$67,642	$11,712

Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At July 30, 2011, our cash and cash equivalents balance was $92.7 million and our short-term investments were $177.0 million, for a total of $269.7 million, as compared with a cash and cash equivalents balance of $89.5 million and short-term investment of $114.7 million, for a total of $204.2 million at July 31, 2010. Our cash and cash equivalents balance was $81.0 million and short-term investments were $189.8 million, for a total of $270.8 million at the end of fiscal year 2010. We had no debt outstanding at July 30, 2011, July 31, 2010 or at the end of fiscal year 2010. The significant changes in sources and uses of funds through July 30, 2011 are discussed below.

Cash provided by our operating activities of $10.5 million in the first six months of fiscal year 2011 was primarily the result of net income of $38.4 million and depreciation and amortization and other non-cash items of $15.2 million, partially offset by an increase in operating working capital and other operating items of $43.1 million. The increase in operating working capital and other operating items included the following:

•
an increase in inventory of $39.1 million primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth, higher inventory sourcing costs and a larger buildup of core product inventory levels;

•
an increase in accounts receivable of $3.9 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the second quarter of fiscal year 2011 as compared with the end of fiscal year 2010;

•
an increase in prepaid and other assets of $3.3 million due primarily to an increase in prepaid income taxes and an increase in landlord contributions as a result of the new store openings during 2011;

•
a reduction in accrued expenses totaling $11.2 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2010; and

•	an increase in accounts payable of $14.4 million due primarily to the timing of inventory receipts and payments to vendors.

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

Cash used in investing activities of $1.2 million for the first six months of fiscal year 2011 relates to $14.0 million of payments for capital expenditures, as described below, partially offset by $12.8 million of net maturities of short-term investments.

For fiscal year 2011, we expect to spend approximately $35 to $38 million on capital expenditures, primarily to fund the opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems projects.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $5.5 to $6.5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

We spent approximately $14.0 million on capital expenditures in the first six months of fiscal year 2011 primarily related to payments for the stores opened or being constructed during the first six months of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at year-end fiscal year 2010 related to stores opened in fiscal year 2010. For the stores opened, renovated and relocated in the first six months of fiscal year 2011, we negotiated approximately $3.3 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2011 and 2010.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2010	Amounts Collected in Fiscal Year 2011	Amounts Outstanding July 30, 2011
	(In Thousands )
Full Fiscal Year 2010 Store Openings, Renovations and Relocations (36 Stores)	$5,382	$2,599	$1,727	$1,056
First Six Months of Fiscal Year 2011 Store Openings, Renovations and Relocations (21 Stores)	3,298	—	1,228	2,070
	$8,680	$2,599	$2,955	$3,126

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

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements other than our operating lease agreements.

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

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first six months of fiscal year 2011 unless otherwise indicated.

Contractual Obligations and Commercial Commitments	Payments Due by Fiscal Year
	(In Thousands)
	2011	2012-2014	2015-2016	Beyond 2016	Total(f)
Operating lease obligations (a) (b)	$64,728	$175,680	$76,513	$74,548	$391,469
Inventory purchase commitments (c)	222,427	138,134	—	—	360,561
Related party agreement (d)	825	1,650	—	—	2,475
License agreement (e)	165	495	165	—	825
Total	288,145	315,959	76,678	74,548	755,330
___________________________

(a)	Includes various lease agreements signed prior to July 30, 2011 for stores to be opened and equipment placed in service subsequent to July 30, 2011.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through the end of fiscal year 2012 for which purchase orders have been issued or other commitments have been made to vendors as of July 30, 2011.

(d)	Relates to consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Related to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)
Obligations related to unrecognized tax benefits and related penalties and interest of $1.3 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At July 30, 2011, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $2.2 million in fiscal year 2010.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of July 30, 2011, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of July 30, 2011.
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

We are a party to routine litigation matters that are incidental to our business. From time to time, additional legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities. The resolution of our litigation matters cannot be accurately predicted and there is no estimate of costs or potential losses, if any. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

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

Our operations are subject to various federal and state consumer protection laws and regulations related to our advertising, marketing and promotional activities. We continue to be subject to a consent decree mandating certain advertising practices relating to sales promotions (the “Assurance of Discontinuance”). We have received from the New York Attorney General’s office a letter dated April 25, 2011, requesting certain documents needed to evaluate our compliance with New York state law and the Assurance of Discontinuance. In addition, we have received from the state of Georgia an investigative demand requiring the production of certain items in connection with an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act. We endeavor to monitor and comply with all applicable laws and regulations (including the Assurance of Discontinuance) to ensure that our advertising, marketing and promotional activities comply with all applicable legal requirements, many of which involve subjective judgments. Any changes in such laws or regulations, or how the laws or regulations are enforced (including further action by New York or Georgia), or any failure to comply with such laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following financial information from Jos. A. Bank Clothiers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.**

**
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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	August 31, 2011	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101
The following financial information from Jos. A. Bank Clothiers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements. **

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.