Form 10-Q
period 2011-10-29
BANK JOS A CLOTHIERS INC /DE/
filed 2011-11-30
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011.
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 22, 2011
Common Stock, $.01 par value	27,827,837

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of our growth strategy, including our ability to finance our expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs, including compliance with relevant legal requirements, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2010 and subsequent Quarterly Reports on Form 10-Q ("Form 10-Q"), including this Form 10-Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011
	(In thousands, except per share information)
Net sales	$173,268	$209,635	$539,805	$633,567
Cost of goods sold	62,429	78,383	197,320	233,095
Gross profit	110,839	131,252	342,485	400,472
Operating expenses:
Sales and marketing, including occupancy costs	73,961	86,917	218,228	253,889
General and administrative	16,421	20,118	50,332	58,731
Total operating expenses	90,382	107,035	268,560	312,620
Operating income	20,457	24,217	73,925	87,852
Other income (expense):
Interest income	148	45	422	260
Interest expense	(33)	(290)	(128)	(311)
Total other income (expense)	115	(245)	294	(51)
Income before provision for income taxes	20,572	23,972	74,219	87,801
Provision for income taxes	8,009	8,990	29,369	34,455
Net income	$12,563	$14,982	$44,850	$53,346
Per share information:
Earnings per share:
Basic	$0.46	$0.54	$1.63	$1.92
Diluted	$0.45	$0.54	$1.61	$1.91
Weighted average shares outstanding:
Basic	27,534	27,828	27,529	27,733
Diluted	27,849	27,972	27,831	27,953
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 29, 2011	October 29, 2011
	(In thousands)
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,979	$115,440
Short-term investments	189,789	124,626
Accounts receivable, net	9,525	12,789
Inventories:
Finished goods	222,251	314,583
Raw materials	11,059	14,973
Total inventories	233,310	329,556
Prepaid expenses and other current assets	19,494	31,785
Total current assets	533,097	614,196
NONCURRENT ASSETS:
Property, plant and equipment, net	128,603	146,056
Other noncurrent assets	337	313
Total assets	$662,037	$760,565
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,505	$63,990
Accrued expenses	88,165	93,816
Deferred tax liability — current	5,276	4,793
Total current liabilities	124,946	162,599
NONCURRENT LIABILITIES:
Deferred rent	49,279	48,808
Deferred tax liability — noncurrent	4,147	7,771
Other noncurrent liabilities	989	896
Total liabilities	179,361	220,074
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	275	277
Additional paid-in capital	86,792	91,259
Retained earnings	395,531	448,877
Accumulated other comprehensive income	78	78
Total stockholders’ equity	482,676	540,491
Total liabilities and stockholders’ equity	$662,037	$760,565
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 30, 2010	October 29, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$44,850	$53,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,107	19,173
Loss on disposals of property, plant and equipment	150	221
Non-cash equity compensation	701	2,040
Increase in deferred taxes	455	3,141
Net (increase) in operating working capital and other components	(59,194)	(84,837)
Net cash provided by (used in) operating activities	5,069	(6,916)
Cash flows from investing activities:
Capital expenditures	(20,696)	(26,215)
Proceeds from maturities of short-term investments	134,840	348,768
Payments to acquire short-term investments	(44,850)	(283,605)
Net cash provided by investing activities	69,294	38,948
Cash flows from financing activities:
Income tax benefit from exercise of stock options	1,300	1,883
Net proceeds from exercise of stock options	1,012	546
Fractional share payments	(21)	—
Net cash provided by financing activities	2,291	2,429
Net increase in cash and cash equivalents	76,654	34,461
Cash and cash equivalents — beginning of period	21,853	80,979
Cash and cash equivalents — end of period	$98,507	$115,440
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
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At October 29, 2011, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At October 29, 2011, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

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

Gift Cards and Certificates - We sell gift cards and gift certificates to individuals and companies. Our incentive gift certificates are used by various companies as a reward for achievement for their employees. We also redeem proprietary gift cards and gift certificates marketed by third-party premium/incentive companies. We record a liability when a gift card/certificate is purchased. As the gift card/certificate is redeemed, we reduce the liability and record revenue. Substantially all of our gift cards/certificates do not have expiration dates and they are all subject to state escheatment laws. Based on historical experience, gift cards/certificates redemptions after the escheatment due date are remote and we recognize any income (also referred to as “breakage”) on these unredeemed gift cards/certificates on a specific identification basis on the escheatment due date.

Tuxedo Rental Products - Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, an order is placed with a national distributor who delivers the product to our stores, typically within several days of intended use. The national distributor owns the rental product and charges the Company a rental cost for each rental and delivery which is recorded to "Costs of goods sold".

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the third quarter and the first nine months of fiscal year 2011 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.7 million and $2.0 million, respectively, and the tax benefit recognized related to this compensation was $0.3 million and $0.8 million, respectively. Share-based compensation expense recognized for the third quarter and the first nine months of fiscal year 2010 was $0.5 million and $0.7 million, respectively, and the tax benefit recognized related to this compensation was $0.2 million and $0.3 million, respectively.

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

Recently Proposed Amendments to Accounting Standards - In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the timing of the issuance of this exposure draft and the issuance of a final standard are uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Nine Months Ended
	October 30, 2010	October 29, 2011
	(In thousands)
(Increase) in accounts receivable	$(6,090)	$(3,264)
(Increase) in inventories	(50,380)	(96,246)
(Increase) in prepaids and other assets	(11,978)	(12,267)
Increase in accounts payable	26,766	32,485
(Decrease) in accrued expenses	(15,694)	(4,981)
(Decrease) in deferred rent and other noncurrent liabilities	(1,818)	(564)
Net (increase) in operating working capital and other components	$(59,194)	$(84,837)
Interest and income taxes paid were as follows:

	Nine Months Ended
	October 30, 2010	October 29, 2011
	(In thousands)
Interest paid	$100	$310
Income taxes paid	$52,277	$49,476
As of October 30, 2010 and October 29, 2011, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $7.8 million and $12.4 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the respective period-ends. The net increases in these amounts of $7.2 million and $10.6 million for the first nine months of fiscal years 2010 and 2011, respectively, are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011
	(In thousands)
Weighted average shares outstanding for basic EPS	27,534	27,828	27,529	27,733
Dilutive effect of common stock equivalents	315	144	302	220
Weighted average shares outstanding for diluted EPS	27,849	27,972	27,831	27,953

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the third quarter of fiscal year 2010 and for the third quarter and the first nine months of fiscal year 2011, there were no anti-dilutive common stock equivalents. For the first nine months of fiscal year 2010, there were 63,600 restricted stock units that were anti-dilutive, which were excluded from the calculation of diluted shares.

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

The effective income tax rate for the third quarter of fiscal year 2011 was 37.5% as compared with 38.9% for the third quarter of fiscal year 2010. For the first nine months of fiscal year 2011, the effective tax rate was 39.2% as compared with 39.6% for the same period in fiscal year 2010. The rate decrease for the third quarter of fiscal year 2011 was primarily driven by lower state income taxes and decreases in the liability for unrecognized tax benefits, while the decrease for the first nine months of fiscal year 2011 was primarily driven by lower state income taxes.

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

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2008, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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
Segment data is presented in the following tables:
Three months ended October 29, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$184,047	$18,637	$6,951	$209,635
Depreciation and amortization	5,360	130	1,088	6,578
Operating income (loss) (b)	39,164	6,430	(21,377)	24,217
Capital expenditures (c)	7,635	141	4,400	12,176
Three months ended October 30, 2010

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$154,881	$14,494	$3,893	$173,268
Depreciation and amortization	5,329	171	805	6,305
Operating income (loss) (b)	31,571	5,570	(16,684)	20,457
Capital expenditures (c)	5,533	254	2,438	8,225
Nine months ended October 29, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$558,712	$57,340	$17,515	$633,567
Depreciation and amortization	15,843	479	2,851	19,173
Operating income (loss) (b)	126,851	20,702	(59,701)	87,852
Capital expenditures (c)	17,955	229	8,031	26,215
Nine months ended October 30, 2010

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$484,477	$45,468	$9,860	$539,805
Depreciation and amortization	15,473	399	2,235	18,107
Operating income (loss) (b)	109,656	18,051	(53,782)	73,925
Capital expenditures (c)	12,873	1,173	6,650	20,696
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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $2.2 million and $3.1 million for the third quarter of fiscal years 2010 and 2011, respectively, and approximately $7.6 million and $10.4 million for the first nine months of fiscal years 2010 and 2011 and , respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

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

Overview - For the third quarter of fiscal year 2011, our net income was $15.0 million, an increase of 19.3% as compared with $12.6 million for the third quarter of fiscal year 2010. We earned $0.54 per diluted share in the third quarter of fiscal year 2011 as compared with $0.45 per diluted share in the third quarter of fiscal year 2010. As such, diluted earnings per share increased 20.0% as compared with the prior year period. The results of the third quarter of fiscal year 2011, as compared to the third quarter of fiscal year 2010, were primarily driven by:

•	21.0% increase in net sales, driven by a 18.8% increase in the Stores segment sales, which includes the impact of new stores opened, and a 28.6% increase in the Direct Marketing segment sales;

•	14.6% increase in comparable store sales;

•	140 basis point decrease in gross profit margins primarily as a result of higher mark-downs;

•
120 basis point decrease in sales and marketing costs as a percentage of sales driven primarily by the leveraging of occupancy and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling (including increased shipping costs to customers) and advertising and marketing costs as a percentage of sales; and

•
10 basis point increase in general and administrative costs as a percentage of sales driven primarily by higher corporate compensation costs (which include total company performance-based incentive compensation other than commissions) and distribution center costs as a percentage of sales, partially offset by the leveraging of other corporate overhead costs and professional fees (including outsourced services).

As of the end of the third quarter of fiscal year 2011, we had 544 stores, consisting of 507 Company-owned Full-line Stores, 23 Company-owned Outlet and Factory stores and 14 stores owned and operated by franchisees. We opened 41 stores and closed three stores in the first nine months of fiscal year 2011. In the past five years, we have opened 190 stores. Specifically, there were 52 new stores opened in fiscal year 2006, 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009 and 36 new stores opened in fiscal year 2010. The lower number of store openings in fiscal year 2009 compared to previous years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

We expect to open approximately 50 to 53 stores in fiscal year 2011, including the 41 stores opened in the first nine months of fiscal year 2011. This range also includes 12 to 13 Factory stores which we plan to open under our new Factory store concept. We opened our first 5 Factory stores in fiscal year 2010 and opened an additional 11 Factory stores in the first nine months of fiscal year 2011. In the future, we believe that the chain can be grown to approximately 600 Full-line Stores and 50 to 75 Factory stores in the United States, depending on our performance over the next several years and the development of the Factory store concept, among other factors.

Capital expenditures in fiscal year 2011 are expected to be approximately $37 to $39 million, primarily to fund the opening of approximately 50 to 53 new stores, the renovation and/or relocation of several stores, the expansion of our distribution capacity and the implementation of various systems projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $6.0 to $6.5 million is expected to be reimbursed through landlord contributions.

For fiscal year 2011, we expect total inventories to increase at a rate higher than experienced in recent years primarily as a result of a) the replenishment of units sold in fiscal 2010, b) new store openings, c) continued sales growth, d) higher inventory sourcing costs, and e) a larger buildup of core product inventory levels in anticipation that future costs of certain products will continue to remain at higher levels. From the end of third quarter of fiscal year 2010 to the end of the third quarter of fiscal year 2011, inventory increased $60.9 million or 22.6%.
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

Management’s sales assumptions regarding sales below cost are based on our experience that most of our inventory is sold through our primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. Our LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of our sales (over two-thirds in fiscal year 2010) are of classic, traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are not reasonably likely to be, achieved. In addition, our strong gross profit margins enable us to sell substantially all of our products above cost.

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

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first nine months of fiscal year 2011 or the first nine months of fiscal year 2010.

Lease Accounting. We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that we reasonably expect to exercise) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of a lease as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when we take possession and have the right to control the use of the leased premises. Funds received from the lessor intended to reimburse us for the costs of leasehold improvements are recorded as a deferred rent resulting from a lease incentive and are amortized over the lease term as a reduction to rent expense.

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
Recently Proposed Amendments to Accounting Standards. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the timing of the issuance of this exposure draft and the issuance of a final standard are uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 30, 2010	October 29, 2011	October 30, 2010	October 29, 2011
Net sales	100.0%	100%	100.0%	100.0%
Cost of goods sold	36.0	37.4	36.6	36.8
Gross profit	64.0	62.6	63.4	63.2
Sales and marketing expenses	42.7	41.5	40.4	40.1
General and administrative expenses	9.5	9.6	9.3	9.3
Total operating expenses	52.2	51.1	49.8	49.3
Operating income	11.8	11.6	13.7	13.9
Total other income	0.1	(0.1)	0.1	—
Income before provision for income taxes	11.9	11.4	13.7	13.9
Provision for income taxes	4.6	4.3	5.4	5.4
Net income	7.3%	7.1%	8.3%	8.4%

Net Sales — Net sales increased 21.0% to $209.6 million in the third quarter of fiscal year 2011 as compared with $173.3 million in the third quarter of fiscal year 2010. Net sales for the first nine months of fiscal year 2011 increased 17.4% to $633.6 million as compared with $539.8 million in the first nine months of fiscal year 2010.
The total sales increases include increases in the Stores segment sales of 18.8% and 15.3% for the third quarter and first nine months of fiscal year 2011, respectively, driven primarily by comparable sales increases and sales from new stores. Comparable store sales increased 14.6% and 9.9% for the third quarter and first nine months of fiscal year 2011, respectively. The 14.6% increase in comparable store sales for the third quarter of fiscal year 2011 was impacted by increased traffic (as measured by number of transactions) and items per transaction, partially offset by lower dollars per transaction. The 9.9% increase in comparable store sales for the first nine months of fiscal year 2011 was impacted by increased traffic, partially offset by lower dollars per transaction and items per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months.
Direct Marketing segment sales increased 28.6% and 26.1% for the third quarter and first nine months of fiscal year 2011, respectively, driven primarily by increases in sales in the Internet channel, which represents the primary portion of this reportable segment. The increases in the Internet channel for the third quarter and first nine months of fiscal year 2011 were primarily the result of higher website traffic, partially offset by lower average order values and conversion rates. The Internet channel also benefited from the new Big and Tall website related to our Big and Tall product offerings launched during fiscal year 2010. Additionally, the first nine months of fiscal year 2011 was negatively impacted by a decrease in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet rather than place their orders through the call center.
Of the major product categories, dress shirts, sportswear, other tailored clothing (which includes sportcoats, blazers and dress pants) and suits all generated strong unit sales growth for the third quarter and first nine months of fiscal year 2011.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	October 30, 2010		October 29, 2011		October 30, 2010		October 29, 2011
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	487	2,188	526	2,369	473	2,131	506	2,282
Stores opened	12	52	20	85	29	118	41	176
Stores closed	—	—	(2)	(25)	(3)	(9)	(3)	(29)
Stores open at the end of the period	499	2,240	544	2,429	499	2,240	544	2,429

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

Gross profit totaled $131.3 million or 62.6% of net sales in the third quarter of fiscal year 2011 as compared with $110.8 million or 64.0% of net sales in the third quarter of fiscal year 2010, an increase in gross profit dollars of approximately $20.5 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 140 basis points. Gross profit totaled $400.5 million or 63.2% of net sales in the first nine months of fiscal year 2011, as compared with $342.5 million or 63.4% of net sales in the first nine months of fiscal year 2010, an increase in gross profit dollars of $58.0 million and a decrease in the gross profit margin of 20 basis points. The decreases in gross profit margin for the third quarter and the first nine months were primarily due to higher mark-downs as compared to the prior year period, partially offset by higher initial mark-ups. The higher initial mark-ups were driven by retail price increases in certain product categories, partially offset by higher sourcing costs.

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

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll and benefits, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $86.9 million or 41.5% of sales in the third quarter of fiscal year 2011 from $74.0 million or 42.7% of sales in the third quarter of fiscal year 2010. Sales and marketing expenses increased to $253.9 million or 40.1% of sales in the first nine months of fiscal year 2011 from $218.2 million or 40.4% of sales in the first nine months of fiscal year 2010. The decreases as a percentage of sales for the third quarter and the first nine months of fiscal year 2011 were driven primarily by the leveraging of occupancy and Stores and Direct Marketing payroll and benefits costs, partially offset by higher other variable selling (including increased shipping costs to customers) and advertising and marketing costs as a percentage of sales.

The increase in sales and marketing expenses relates primarily to the opening of 48 new stores and the closing of three stores since the end of the third quarter of fiscal year 2010 and sales growth. For the third quarter of fiscal year 2011, the increase of approximately $12.9 million consists of a) $4.1 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $3.1 million related to advertising and marketing expenses, c) $3.4 million related to additional other variable selling costs, including increased shipping costs to customers, and d) $2.3 million related to additional occupancy costs. For the first nine months of fiscal year 2011, the increase of approximately $35.7 million consists of a) $10.7 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $7.9 million related to advertising and marketing expenses, c) $9.2 million related to additional other variable selling costs, and d) $7.9 million related to additional occupancy costs. We expect sales and marketing expenses to increase for the remainder of fiscal year 2011 as compared to fiscal year 2010 primarily as a result of opening new stores (approximately 50 to 53 stores) in fiscal year 2011, the full year operation of stores that were opened during fiscal year 2010, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.

General and Administrative Expenses - General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $20.1 million and $16.4 million for the third quarter of fiscal years 2011 and 2010, respectively. G&A expenses were $58.7 million for the first nine months of fiscal year 2011 compared to $50.3 million for the first nine months of fiscal year 2010. As a percent of net sales, G&A expenses were 9.6% and 9.5% for the third quarter of fiscal years 2011 and 2010, respectively, and 9.3% for each of the first nine months of fiscal years 2011 and 2010. The higher level of expenses as a percentage of sales for the third quarter of fiscal year 2011 was driven primarily by higher corporate compensation costs (which include total company performance-based incentive compensation other than commissions) and distribution center costs as a percentage of sales, partially offset by the leveraging of other corporate overhead costs and professional fees (including outsourced services). The flat level of expenses as a percentage of sales for the first nine months of fiscal year 2011 was driven primarily by higher distribution center costs as a percentage of sales, offset by the leveraging of other corporate overhead costs.

For the third quarter of fiscal year 2011, the increase of approximately $3.7 million was due to a) $1.9 million of higher corporate compensation (which include total company performance-based incentive compensation other than commissions) and group medical costs, b) $0.9 million of higher distribution center costs, c) $0.7 million of higher other corporate overhead costs, and d) $0.2 million of higher professional fees (including outsourced services). For the first nine months of fiscal year 2011, the increase of approximately $8.4 million was due to a) $4.1 million of higher corporate compensation and group medical costs, b) $2.1 million of higher distribution center costs, c) $1.6 million of higher other corporate overhead costs, and d) $0.6 million of higher professional fees. Growth in the Stores and Direct Marketing segments may result in further increases in G&A expenses in the future.

Other Income (Expense) - Other income (expense) for the third quarter and the first nine months of fiscal year 2011 was $0.2 million and $0.1 million of expense, respectively, compared to $0.1 million and $0.3 million of income, respectively, for the third quarter and the first nine months of fiscal year 2010. The decreases in the third quarter and the first nine months of fiscal year 2011 compared to the same periods of fiscal year 2010 were due primarily to lower market interest rates in fiscal year 2011 on cash and short-term investments and interest expenses related to tax obligations, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2011 period.

Income Taxes - The effective income tax rate for the third quarter of fiscal year 2011 was 37.5% as compared with 38.9% for the third quarter of fiscal year 2010. For the first nine months of fiscal year 2011, the effective tax rate was 39.2% compared with 39.6% for the same period of fiscal year 2010. The rate decrease for the third quarter of fiscal year 2011 was primarily driven by lower state income taxes and decreases in the liability for unrecognized tax benefits, while the decrease for the first nine months of fiscal year 2011 was primarily driven by lower state income taxes.

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

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2008, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

Seasonality - Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling season have recently resulted in the fourth quarter being the largest quarter of the year in terms of sales and earnings compared to the other three quarters of any given year. For example, during the fourth quarters of fiscal years 2008, 2009 and 2010, we generated approximately 36%, 36% and 37%, respectively, of our annual net sales and approximately 52%, 50% and 48%, respectively, of our annual net income. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year.

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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	October 30, 2010	October 29, 2011
	(In thousands)
Cash provided by (used in):
Operating activities	$5,069	$(6,916)
Investing activities	69,294	38,948
Financing activities	2,291	2,429
Net increase in cash and cash equivalents	$76,654	$34,461

Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At October 29, 2011, our cash and cash equivalents balance was $115.5 million and our short-term investments were $124.6 million, for a total of $240.1 million, as compared with a cash and cash equivalents balance of $98.5 million and short-term investment of $79.8 million, for a total of $178.3 million at October 30, 2010. Our cash and cash equivalents balance was $81.0 million and short-term investments were $189.8 million, for a total of $270.8 million at the end of fiscal year 2010. We had no debt outstanding at October 29, 2011, October 30, 2010 or at the end of fiscal year 2010. The significant changes in sources and uses of funds through October 29, 2011 are discussed below.

Cash used in our operating activities of $6.9 million in the first nine months of fiscal year 2011 was primarily the result of an increase in operating working capital and other components of $84.8 million, partially offset by net income of $53.3 million and depreciation and amortization and other non-cash items of $24.6 million. The increase in operating working capital and other components included the following:

•
an increase in inventory of $96.2 million primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth, higher inventory sourcing costs and a larger buildup of core product inventory levels;

•
an increase in prepaid and other assets of $12.3 million due primarily to an increase in prepaid income taxes and an increase in landlord contributions as a result of the new store openings during 2011;

•
a reduction in accrued expenses totaling $5.0 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes and incentive compensation that had been accrued at the end of fiscal year 2010;

•
an increase in accounts receivable of $3.3 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the third quarter of fiscal year 2011 as compared with the end of fiscal year 2010; and

•	an increase in accounts payable of $32.5 million due primarily to the increases in inventory and the related timing of payments to vendors.
Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.

At the end of fiscal year 2011, we expect total inventories to increase at a rate higher than experienced in recent years primarily as a result of a) the replenishment of units sold in fiscal 2010, b) new store openings, c) continued sales growth, d) higher inventory sourcing costs, and e) a larger buildup of core product inventory levels in anticipation that future costs of certain products will continue to remain at higher levels.

Cash provided by investing activities of $38.9 million for the first nine months of fiscal year 2011 relates to $65.1 million of net maturities of short-term investments, partially offset by $26.2 million of payments for capital expenditures, as described below.

For fiscal year 2011, we expect to spend approximately $37 to $39 million on capital expenditures, primarily to fund the opening of approximately 50 to 53 new stores, the renovation and/or relocation of several stores, the expansion of our distribution capacity and the implementation of various systems projects.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $6.0 to $6.5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

We spent approximately $26.2 million on capital expenditures in the first nine months of fiscal year 2011 primarily related to payments for the stores opened or being constructed and expenditures related to the expansion of our distribution capacity during the first nine months of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at year-end fiscal year 2010 related to stores opened in fiscal year 2010. For the stores opened, renovated and relocated in the first nine months of fiscal year 2011, we negotiated approximately $5.4 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2011 and 2010.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2010	Amounts Collected in Fiscal Year 2011	Amounts Outstanding October 29, 2011
	(In thousands )
Full Fiscal Year 2010 Store Openings, Renovations and Relocations (36 Stores)	$5,382	$2,599	$2,124	$659
First Nine Months of Fiscal Year 2011 Store Openings, Renovations and Relocations (36 Stores)	5,441	—	2,181	3,260
	$10,823	$2,599	$4,305	$3,919

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

Effects of Inflation and Changing Prices

Inflation and changing prices could have a material adverse impact on our operations, financial condition and results of operations, especially with respect to our product costs which are largely driven by cotton and wool prices and other production inputs such as labor costs which are largely tied to the labor markets and economies of the various countries in which our vendors are located. In general, we will attempt, over time, to increase prices to largely counteract the increasing costs. However there is no assurance that our customers will accept such higher prices, especially over a short-term period.

Disclosures about Contractual Obligations and Commercial Commitments

Our principal commitments are non-cancellable operating leases in connection with our retail stores, certain tailoring facilities and equipment and inventory purchase commitments. Under the terms of certain of the retail store leases, we are required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Of our rent-related commitments, only base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal year 2011 unless otherwise indicated.

Contractual Obligations and Commercial Commitments	Payments Due by Fiscal Year
	(In thousands)
	2011	2012-2014	2015-2016	Beyond 2016	Total(f)
Operating lease obligations (a) (b)	$65,037	$184,242	$81,974	$84,290	$415,543
Inventory purchase commitments (c)	106,168	179,099	—	—	285,267
Related party agreement (d)	825	1,650	—	—	2,475
License agreement (e)	165	495	165	—	825
Total	172,195	365,486	82,139	84,290	704,110
___________________________

(a)	Includes various lease agreements signed prior to October 29, 2011 for stores to be opened and equipment placed in service subsequent to October 29, 2011.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through the end of fiscal year 2012 for which purchase orders have been issued or other commitments have been made to vendors as of October 29, 2011.

(d)	Relates to consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Relates to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)
Relates to obligations for unrecognized tax benefits and related penalties and interest of $0.5 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At October 29, 2011, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $2.2 million in fiscal year 2010.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of October 29, 2011, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of October 29, 2011.
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

Our operations are subject to various federal and state consumer protection laws and regulations related to our advertising, marketing and promotional activities. We continue to be subject to a consent decree entered into in 2004 mandating certain advertising practices relating to sales promotions in the state of New York (the “Existing Assurance”). We received from the New York Office of the Attorney General (the “New York OAG”) a letter dated April 25, 2011, requesting certain documents needed to evaluate our compliance with New York state law and the Existing Assurance. By letter dated November 15, 2011, the New York OAG proposed to resolve its investigation by having the Company enter into a new assurance of discontinuance (the “Proposed Assurance”) which would, among other things, mandate certain more specific advertising practices relating to sales promotions in the state of New York. We are currently evaluating the Proposed Assurance. It is possible that any resolution which we may reach with the New York OAG may materially impact our current marketing program. In addition, we have received from the state of Georgia an investigative demand requiring the production of certain items in connection with an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act.

We endeavor to monitor and comply with all applicable laws and regulations (including the Existing Assurance) to ensure that our advertising, marketing and promotional activities comply with all applicable legal requirements, many of which involve subjective judgments. Any changes in such laws or regulations, or how the laws or regulations are enforced (including our potentially entering into the Proposed Assurance or other action by New York or Georgia), or any failure to comply with such laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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
101
The following financial information from Jos. A. Bank Clothiers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.**

**
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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	November 30, 2011	/s/ DAVID E. ULLMAN
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
101
The following financial information from Jos. A. Bank Clothiers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements. **

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.