Form 10-K
period 2012-01-28
BANK JOS A CLOTHIERS INC /DE/
filed 2012-03-28
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the fiscal year ended January 28, 2012.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 0-23874
JOS. A. BANK CLOTHIERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Hanover Pike, Hampstead, MD	21074
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(410) 239-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Rights to purchase units of Series A Junior Participating Preferred Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at July 30, 2011 was approximately $1,004.7 million. The determination of the “affiliate” status for purposes of this report on Form 10‑K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.
The number of shares of Common Stock outstanding on March 21, 2012 was 27,827,837.
DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10‑14 either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by May 28, 2012 (the first business day following 120 days from the close of its fiscal year ended January 28, 2012) or (b) filing an amendment to this Form 10‑K which contains the required information by May 28, 2012.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER INFORMATION
This Annual Report on Form 10-K includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Annual Report on Form 10-K, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” "assume," and other similar expressions are intended to identify forward-looking statements and information.
Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of our growth strategy, including our ability to finance our expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs, including compliance with relevant legal requirements, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I

Item1.	BUSINESS.
General
Jos. A. Bank Clothiers, Inc., a Delaware corporation organized on June 22, 1982 (herein referred to as the “Company,” “Jos. A. Bank,” “our company,” first person pronouns such as “we,” “us,” or “our,” or similar terms), is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog call center and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. We sell substantially all of our products exclusively under the Jos. A. Bank label through 556 retail stores (as of January 28, 2012, which includes 25 Outlet and Factory stores and 15 Franchise stores) located throughout 43 states and the District of Columbia in the United States, as well as through our nationwide catalog call center and Internet (www.josbank.com) operations.
Our products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. Our products are offered at “Three Levels of Luxury,” which range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. We purchase the majority of our merchandise as finished product, with the manufacturer or supplier responsible for purchasing all components of the product, including fabric (also known as piece goods or raw materials), although we may designate which components to use. We purchase certain of our merchandise (including almost all suit separates and top coats) on a cut, make and trim basis, whereby we supply the piece goods. We source substantially all of our merchandise from suppliers and manufacturers or through buying agents using Jos. A. Bank designs and specifications.
We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the dates indicated and will be referred to herein by their fiscal year designations:

Fiscal year 2005	January 28, 2006
Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Fiscal year 2011	January 28, 2012
Fiscal year 2012	February 2, 2013
Each fiscal year noted above consists of 52 weeks except fiscal years 2006 and 2012, which consist of 53 weeks.
Strategy
The Company, established in 1905, has reinvented itself since 1999 by focusing on its “Four Pillars of Success,” which consist of:

1.	Quality;

2.	Service;

3.	Inventory In-stock; and

4.	Product Innovation.
We instill these four factors into all aspects of our operation and believe they help create a unique specialty retail environment that develops customer loyalty. Examples of our commitment to this strategy include:

•	continually increasing the already high level of quality of our products by developing and maintaining stringent design and manufacturing specifications;

•
further developing our multi-channel retailing concept by opening more stores and enhancing direct selling through the catalog call center and Internet operations, thus offering multiple convenient channels for customers to shop;

•	providing outstanding customer service and emphasizing high levels of inventory fulfillment for our customers;

•	expanding our product assortment, including further developing the “Three Levels of Luxury” and continuing to add innovative new products; and

•	increasing our product design and development capabilities while eliminating middlemen in the sourcing of our products.

The Brand. Our branding emphasizes very high levels of quality in all aspects of our interactions with customers, including merchandise and service. We have developed very stringent specifications in our product designs to ensure consistency in the fit and quality of our products. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include a range of superfine qualities of wool used in suits, sport coats and slacks.
We emphasize customer service in all aspects of our business. Sales associates focus on developing close business relationships with their customers to help serve all of the customers' clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the Internet or catalog call center. A tailor is staffed in substantially all Full-line stores to ensure prompt, high-quality alteration services for our customers.
Multi-Channel Retailing. Our strategy is to operate our three sales channels as an integrated business and to provide the same personalized service to our customers regardless of whether merchandise is purchased through our stores, the Internet or the catalog call center. We believe the synergy between our stores, the Internet site and the catalog call center offers an important convenience to our customers and a competitive advantage. We leverage the three sales channels by promoting these channels together to create brand awareness. For example, the Internet site can be used by our sales associates to increase the product available to store customers, provide store location listings and can be used as a promotional source for the stores and catalog call center. We also use our catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.
As a customer convenience, customers may purchase, return or exchange in a store all products that are offered in the catalog and through the Internet.
Store Growth. We had 556 stores as of fiscal year-end 2011, which included 516 Company-owned Full-line stores (as defined below under “Segments”), 25 Company-owned Outlet and Factory stores (as defined below under "Segments-Corporate and Other") and 15 stores operated by franchisees ("Franchise stores"). As a result of implementing our store growth plan, we have opened 191 stores in the past five years including 48 new stores in fiscal year 2007, 40 new stores in fiscal year 2008, 14 new stores in fiscal year 2009, 36 new stores in fiscal year 2010, and 53 new stores (including 39 Full-line stores, 13 Factory stores and one Franchise store) in fiscal year 2011. We intend to open new stores primarily in core markets which may allow us to leverage our existing advertising, management, distribution and sourcing infrastructure. We also intend to continue to open new stores in less mature markets such as western states, where we are developing a critical mass of stores to gain leverage.
We plan to open approximately 45 to 50 stores in fiscal year 2012 including approximately 10 Factory stores. Currently, we believe that we can grow the chain to approximately 600 Full-line stores and 50 to 75 Factory stores in the United States, depending on our performance over the next several years and the development of the Factory store concept, among other factors. Based on the results of the stores opened in the past several years and our analysis of the U.S. real estate market, among other factors, we expect to update the estimate of future store opening opportunities sometime in 2012.
Product Design and Sourcing. We design and set the specifications for substantially all of our products. The designs are provided to a world-wide vendor base which manufactures to our specifications. In most cases, we have eliminated the middlemen (e.g. importers and resellers) in our sourcing process and contract directly with our manufacturers. We used a buying agent through which we sourced approximately 57% of our total product purchases in fiscal year 2011 and expect to continue this relationship in fiscal year 2012. The primary goal of our product design and sourcing strategies is to get the best possible prices at the high quality levels that we demand.
Segments
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Outlet and Factory stores (“Full-line stores”). The Direct Marketing segment includes the catalog call center and the Internet. We have included information with regard to these segments for each of our last three fiscal years in Note 12 to our Consolidated Financial Statements.

Stores. The Stores segment consists of 516 Full-line stores. We opened 39 Full-line stores (and closed three stores) in fiscal year 2011 and plan to open approximately 35 to 40 Full-line stores and to close one or more Full-line stores in fiscal year 2012. Our real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to our target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2011, the store mix of the 516 Full-line stores consisted of 168 outdoor lifestyle centers, 84 malls, 64 downtown/street front/business districts and 200 strip centers, power centers or freestanding stores.
Our current store prototype was introduced in March 2001 in Charlottesville, Virginia and has been continually improved. The design emphasizes an open shopping experience that coordinates our successful corporate casual and sportswear with our suits, shirts, ties and other products. The store design is based on the use of wooden fixtures, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas. The Full-line stores averaged approximately 4,600 square feet at fiscal year-end 2011. The Full-line stores opened in fiscal years 2010 and 2011 averaged approximately 4,200 and 4,350 square feet, respectively.
The cost to open a new store is based primarily on store size and landlord construction allowance. In fiscal year 2011, the average build-out cost for a new Full-line store was approximately $500,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. We expect to be reimbursed by landlords an average of approximately $115,000 of the new store build-out cost for the Full-line stores opened in fiscal year 2011. New stores also require an inventory investment, which varies based on the season in which the store opens. Although amounts vary, in fiscal year 2011, new Full-line store openings required an average initial investment of approximately $325,000. The inventory levels in a new store are typically increased as the store's sales grow.
Substantially all Full-line stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional tailor shops which allow the use of smaller tailor shops within each store. These regional facilities receive customers' goods from Full-line stores. The goods are altered at the regional facilities and returned to the selling store for customer pickup. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. We guarantee all of the tailoring work performed.
We launched a tuxedo rental initiative late in fiscal year 2009 to a small test group of our Full-line stores and rolled out this new business on a company-wide basis by the end of the second quarter of fiscal year 2010. Fiscal year 2011 was the first full year of operation for this business and to date, we are pleased with its performance. In order to limit our risk and initial investment through the early stages of this business, we have contracted with a national distributor that owns the tuxedo rental inventory. When a customer orders a tuxedo rental from us, we place an order with this national distributor and the product is delivered to our stores, typically within several days of intended use. This distributor charges us for each rental and delivery.

At January 28, 2012, we had 556 retail stores (consisting of 516 Full-line stores, 25 Outlet and Factory stores and 15 Franchise stores) in 43 states and the District of Columbia. The following table sets forth the stores that were open at that date.
JOS. A. BANK STORES

	Total #		Total #
State	Of Stores	State	Of Stores
Alabama (a)(b)	16	Missouri (b)	10
Arizona	7	Nebraska	2
Arkansas	4	Nevada	3
California	30	New Hampshire	2
Colorado	9	New Jersey (b)	30
Connecticut	13	New Mexico	1
Delaware	2	New York (b)	25
Florida (b)	38	North Carolina (a)	22
Georgia (a)(b)	25	Ohio (b)	23
Idaho	1	Oklahoma (b)	5
Illinois (a)	31	Pennsylvania (b)	30
Indiana	10	Rhode Island	2
Iowa	3	South Carolina (a)	11
Kansas (b)	5	South Dakota	1
Kentucky	6	Tennessee (a)	12
Louisiana (a)	7	Texas (b)	55
Maine (b)	1	Utah	3
Maryland (b)	22	Virginia (b)	26
Massachusetts	18	Washington	5
Michigan	15	Washington, D.C.	5
Minnesota	7	West Virginia	2
Mississippi (a)	4	Wisconsin (b)	7
		Total	556

(a) Includes one or more Franchise store(s)
(b) Includes one or more Outlet or Factory store(s)
Direct Marketing. The Direct Marketing segment, consisting of the Internet and catalog call center channels, is a key part of our multi-channel concept. This segment is driven primarily by the Internet channel as the catalog call center channel has declined over time with the increasing popularity of the Internet. In fiscal year 2011, the Direct Marketing segment accounted for approximately 10% of our net sales and recorded a sales increase of 14.7%. The Direct Marketing segment offers potential and existing customers convenience in ordering our merchandise. In fiscal years 2010 and 2011, we distributed approximately 9.6 million and 9.7 million catalogs, respectively.
The Internet site and the catalog call center offer potential and existing customers an easy way to order the full range of Jos. A. Bank products. They are significant resources used to communicate our high-quality image, provide customers with guidance in coordinating outfits, generate store traffic and provide useful market data on customers. We believe our customers are very confident purchasing traditional business attire through our Internet site and catalog call center, as suits represented approximately 25% of sales in the Direct Marketing segment in fiscal year 2011.
To make catalog and online shopping as convenient as possible, we maintain a toll-free telephone number accessible 24 hours a day, seven days a week. Catalog call center sales associates can help customers select merchandise and can provide detailed information regarding size, color, fit and other merchandise features. In some cases, sample merchandise is available for catalog call center sales associates to view, thereby allowing them to better assist customers. Merchandise purchased from the catalog call center or online may be returned through any of our stores or by mail.
We upgraded the existing Internet infrastructure during fiscal year 2009 to meet increasing capacity needs and to add certain features to further enhance the customer shopping experience. The enhanced Internet site has many customer-friendly features such as larger images and product photos with zoom-in functionality that allows fine details to be seen. This site also has advanced product search functionality, such as searching by size, that makes shopping more efficient. In addition, the site accepts alternative forms of payment such as Paypal and Bill Me Later. Customers may request to have their orders shipped to an address of their choice or to any JoS. A. Bank store for convenient pick up. The enhanced site also supports many of the creative promotional and sale events that were previously offered only in our Full-line stores. Since the update, the site has enabled us to be responsive to trends and has thereby afforded us an opportunity to increase sales.
During fiscal year 2010, we launched a new website dedicated exclusively to the products offered under our Big and Tall customer category. As part of this new website, we expanded our product offerings to add or broaden such items as suits and suit separates including portly sizes, dress shirts, extra long ties and sportshirts. During fiscal year 2011 we continued to broaden our Big and Tall product assortment and we expect to expand this assortment further in fiscal year 2012. Also, during fiscal year 2010, we launched a new website dedicated to the products offered under our new Factory store concept.
In fiscal year 2011, we expanded our Internet platform by adding international shipping. We utilize a third-party provider to facilitate the checkout of international orders and to export and deliver the orders to international destinations. Orders may be placed directly by international customers or by U.S. customers who wish to deliver their orders to international addresses. Customers can shop the JoS. A. Bank website in their selected currencies and see their complete order totals, including shipping fees, customs, tariffs and taxes when they check out. The third-party provider manages all aspects of the international order life cycle, including multi-currency pricing and payment processing, landed cost calculation, customs clearance and international logistics.
In addition to expanding our overall product offerings over the Internet channel, these new websites and the international functionality further leverage the e-commerce platform we developed and implemented in fiscal year 2009.
We have experienced strong growth in Internet sales over the past five fiscal years. To help drive Internet traffic, we affiliate with other Internet companies. These affiliates link potential customers from their web platforms to our websites where the customer may ultimately make a purchase. We typically pay a fee to these affiliates based on a percentage of net sales generated by them. At the end of fiscal year 2011, we had approximately 2,300 affiliate arrangements. We expect to continue to pursue affiliate arrangements to help fuel future Internet sales increases.
To process catalog orders, sales associates enter orders online into a computerized catalog order entry system, while Internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it updates files and permits us to measure the response to individual catalog mailings and Internet email promotions. Computer processing of orders is performed by the warehouse management system which permits orderly picking of inventory from the warehouses. Our order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by ground delivery to arrive at a customer's home in two to five business days or, if requested, by expedited delivery services, typically using United Parcel Service as the delivery company. Sales and inventory information is available to our merchants the day after the sales transaction.
Corporate and Other. In addition to the corporate office and the distribution centers, our “Corporate and Other” segment consists of 15 Franchise locations and 25 Outlet and Factory stores. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay us an initial fixed franchise fee and then a percentage of the net sales. Franchisees are required to maintain and protect our reputation for high quality, classic clothing and customer service. Generally, the franchisees have the rights within certain geographical territories to operate stores, which prohibits us from opening stores within these territories without first giving the franchisees the right of first refusal. We opened one new Franchise store in fiscal year 2011 and do not expect to open a significant number of Franchise stores in the future. Franchisees purchase substantially all merchandise offered for sale in their stores from us at an amount above our cost.
Prior to fiscal year 2010, we had 7 Outlet stores which served to liquidate excess merchandise and offer certain first quality products at a reduced price ("Outlet stores"). During fiscal year 2010, we launched a new Factory store concept initiative to target a unique customer base that we believe has limited overlap with the customer base in our Full-line stores ("Factory stores"). To test the initiative, we opened 5 Factory stores in fiscal year 2010 and 13 Factory stores in fiscal year 2011. New merchandise offerings were developed that cater to this customer's needs. Additionally certain of these product offerings were also introduced into the Outlet stores. The results achieved by the 18 Factory stores opened in fiscal years 2010 and 2011 met our expectations. As a result, we plan to open approximately 10 additional Factory stores in fiscal year 2012. Also, we expect, over time, to convert the 7 Outlet stores to Factory stores. If the stores opened/operated under this new initiative continue to perform to our expectations, we believe there is a long-term opportunity to operate 50 to 75 Factory stores in the U.S.
The Outlet and Factory stores averaged approximately 4,150 square feet at fiscal year-end 2011. The Factory stores opened in fiscal years 2010 and 2011 averaged approximately 4,000 and 3,900 square feet, respectively.

In fiscal year 2011, the average build-out cost for a new Factory store was approximately $340,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. We expect to be reimbursed by landlords an average of approximately $110,000 of the new store build-out cost for the stores opened in fiscal year 2011. These new stores also required an average initial inventory investment of approximately $265,000.
Merchandising
We believe that our business fills a niche of providing upscale classic, professional men's clothing with superior quality at a reasonable price. Our merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. We offer a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business, business casual, sportswear and golf apparel, substantially all of which is sold under the Jos. A. Bank label. Our product offerings include tuxedos, suits, shirts, vests, ties, sportcoats, pants, sportswear, overcoats, sweaters, belts and braces, socks and underwear, among other items. We also sell branded shoes from several vendors, representing approximately 3% of total net sales, which are substantially the only products we sell not using the Jos. A. Bank brand.
Our branding emphasizes very high levels of quality in all aspects of our interactions with customers, including merchandise and service. We have developed very stringent specifications in our product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from our original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. An example of the different levels of luxury includes a range of superfine qualities of wool used in suits, sport coats and slacks.
We believe that our merchandise offering is well positioned to meet the changing trends of business dress for our target customers. Suits accounted for over 30% of our merchandise sales in fiscal year 2011 and serve as the foundation of our extensive offering of other products. As the corporate work environment trended to casual over the past decade, our product offerings were modified to meet the needs of the Jos. A. Bank customer.
We have many unique products to serve our customers' needs and believe that continued development of innovative products is one of our “Four Pillars of Success.” For example, we offer the "Separates" collection, a concept for purchasing suits that allows customers to customize their suits by selecting separate, but perfectly matched, jackets and pants from one of three coat styles, plain front or pleated pants, and numerous updated fabric choices including superfine wool and natural stretch wool. The Separates line allows a customer to buy a suit that will fit his unique body size with minimum alterations, for a custom fit. Jos. A. Bank is one of the few retailers in the country that has successfully developed this concept in better quality suits, which we believe is a competitive advantage.
We also have a very successful line of wrinkle resistant, all cotton dress shirts and sportshirts and in fiscal year 2007 introduced the slimmer cut “Tailored Fit” model to our dress shirt offering. We offer the Vacation-in-Paradise (“VIP”) line of casual vacation wear and David Leadbetter golf apparel, which includes sportshirts, sweaters and casual trousers, in our sportswear category.
In fiscal year 2004, we introduced a wrinkle resistant, stain resistant traveler cotton pique polo shirt and machine washable traveler wool pants, as part of our successful “Traveler” collection of products. In late fiscal year 2004, we introduced a wrinkle resistant, stain-resistant suit as part of our Separates collection. The Traveler Suit Separates program is designed to take advantage of our expertise in suit separates with perfectly matched suit coats and pants sold in the customer's size for a better fit. The 100% wool Traveler Suit Separates are stain resistant and made with stretch comfort waist bands and stretch linings and include extra interior pockets. In fiscal year 2007, we also added a selection of wrinkle and stain resistant cashmere sweaters to our line of Traveler products. During fiscal year 2010, we further expanded the Traveler collection with the introduction of a Tailored Fit suit product which offers customers a narrower, more contemporary fit.
In fiscal year 2005, we introduced the “Stays Cool” suit, which features innovative fabrics and linings using a variety of technologies to keep the customer cool and comfortable in a warm climate. We have continued to add products using the “Stays Cool” features during the past several years.
In fiscal year 2010, we introduced the “Classic” collection, a line of products developed exclusively for our new Factory stores. This line of products emphasizes traditional, classic styling at a superior value to the Factory store customer.
Also in fiscal year 2010, with the launch of our new Big and Tall website, we further expanded the Big and Tall product offerings to add or broaden such items as suits and suit separates including portly sizes, dress shirts, extra long ties and sportshirts. Prior to fiscal year 2010, we had certain limited Big and Tall product offerings which included dress shirts and tailored clothing such as suits and suit separates, sportcoats, dress pants and formalwear.

Because of the classic character of our merchandise and aggressive store clearance promotions, historically we have been able to sell substantially all of our products through our Full-line stores, catalog call center, Internet site and Outlet and Factory stores and have not been required to sell significant amounts of inventory to third-party liquidators.
Design and Purchasing
Jos. A. Bank merchandise is designed through the coordinated efforts of our merchandising and planning staff, working in conjunction with suppliers, manufacturers and buying agents around the world. The process of creating a new garment begins up to 18 months before the product's expected in-stock date. Substantially all products are made to our rigorous specifications, thus ensuring consistent fit and feel for the customer. The merchandising staff oversees the development of each product's style, color and fabrication. Our planning staff is responsible for providing each channel of business with the correct amount of products.
We believe that we gain an advantage over many of our competitors in terms of quality and price by designing our tailored and other products, selecting and, in certain cases, purchasing raw materials (finished wool fabric) and then having merchandise manufactured to our own specifications by third party contract manufacturers. Since our designs are focused on updated classic clothing, we expect to experience much less fashion risk than other retailers that offer fashions that change more frequently. Substantially all products manufactured must conform to our rigorous specifications with respect to standardized sizing and quality.
Approximately 2% of the total product purchases (including piece goods) in fiscal year 2011 were sourced from United States suppliers, and approximately 98% were sourced from suppliers in other countries. In fiscal year 2011, approximately 33% of the total product purchases were from suppliers in China (including Hong Kong), 23% in Mexico, 8% in Bangladesh, 8% in Malaysia, 7% in India and 6% in Sri Lanka. Of the remaining 13% of total purchases, no other country represented more than 5% of total product purchases in fiscal year 2011. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled.
We use a single buying agent to source a significant portion of our products from various companies that are located in or near Asia (China, including Hong Kong, Malaysia, Bangladesh, India, Sri Lanka and Indonesia). Purchases through this buying agent represented approximately 57% of the total product purchases in fiscal year 2011. No other buying agent represented more than 5% of total product purchases in fiscal year 2011.
Four individual suppliers each provided over 5% of our product purchases in fiscal year 2011 for a combined total of approximately 38% of our total product purchases. No other supplier represented more than 5% of total product purchases in fiscal year 2011. We buy shirts from leading shirt manufacturers who also supply shirts to many of our competitors.
The total product purchases discussed above include direct purchases of raw materials that are subsequently sent to manufacturers for cutting and sewing. We purchase the raw materials for approximately 9% of our finished products, of which five vendors accounted for approximately 69% of the raw materials purchased directly by us in fiscal year 2011. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on our specifications.
We transact substantially all of our business on an order-by-order basis and do not maintain any long-term or exclusive contracts, commitments or arrangements to purchase from any finished goods supplier, piece goods vendor or contract manufacturer. We ordinarily place orders for the purchase of inventory approximately 6 to 12 months in advance.
We have not experienced any significant difficulties as a result of any foreign political, economic or social instabilities. We believe that we have good relationships with our piece goods vendors, finished goods suppliers, contract manufacturers and buying agents and that there will be adequate sources to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms, but we cannot make any assurances of such results. We do business with all of our vendors in U.S. currency. As a result, we are affected by the value of the U.S. dollar against the foreign currencies of our suppliers' countries. We attempt to mitigate these risks through aggressive price negotiation and resourcing. A devaluation of the U.S. dollar against these currencies may impact our results as an increase in the cost of goods sold.
Marketing, Advertising and Promotion
Strategy. We have historically used mass media advertising (such as local radio, national cable television and direct mail marketing) and promotional activities in support of our store and catalog call center/Internet operations. We also send email promotions to our store and Internet customers. The basis of each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale, classic clothing offered at a value. We maintain a database of names of people who have previously made a purchase from one of our retail stores, the Internet site or catalog call center or have requested a catalog or other information from us. As of the end of fiscal 2011, we maintain approximately 5.5 million names in this customer database. Of these names, approximately 3.6 million represent individuals who have made such purchases or information requests in the past 24 months, compared to the 3.2 million of such customers as of fiscal year-end 2010. We evaluate our database for our mailings and select names based on expectations of response to specific promotions, which allows us to efficiently use our marketing dollars.
During fiscal year 2004, we began testing national cable television advertising as a method to increase our brand awareness and to drive customers to our stores. We have increasingly expanded our use of television advertising in the past seven years and expect to continue marketing through television advertising in fiscal year 2012.
We employ a “high-low” product pricing strategy and run targeted promotional events throughout the year based on market conditions and customer preferences and demands. As part of the “high-low” strategy, we promote specific items or categories at prices that are below the retail price regularly offered to customers. We also conduct clearance sales throughout the year, especially at the end of each of the two seasons, primarily to manage our seasonal inventory levels.
Corporate Card Program. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all Full-line stores, as well as for catalog call center and Internet purchases. At year-end fiscal 2011, over 472,000 companies nationally, from small privately-owned companies to large public companies, were members of the program, representing an increase of approximately 8% over the approximately 439,000 member companies at year-end fiscal 2010. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program has increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.
Apparel Incentive Program. Jos. A. Bank Clothiers apparel incentive gift certificates are used by various companies as a reward for employee achievement or for employee recognition. We also redeem proprietary gift certificates and gift cards marketed by major premium/incentive companies.
Distribution
We use a centralized distribution system, under which all merchandise is received, processed and distributed through three distribution facilities located in Maryland. Two distribution facilities are located in Hampstead, Maryland (one owned— "DC1" and one leased—"DC2"). The third distribution facility ("DC3") is leased and is located in Eldersburg, Maryland. The facilities are designed to handle different product types. We handle “flat” goods (such as shirts, sweaters, ties, etc.) in DC1 and DC3 and handle primarily “hanging” goods (such as suits, dress pants, coats, etc.) in DC2. DC3 was put into operation during the third quarter of fiscal year 2011. DC1 and DC2 contain corporate office functions as well as distribution center functions and are adjacent to each other. DC3 contains distribution center functions only.
A portion of the merchandise received at the distribution centers is inspected to ensure expected quality in workmanship and conformity to our specifications. The merchandise is then allocated to individual stores or to warehouse stock (to support the Direct Marketing segment and to replenish store inventory as merchandise is sold). Merchandise allocated to stores is then packed for delivery and shipped, principally by common carrier. Each store generally receives a shipment of merchandise one to five times a week from the distribution centers, depending on a store's size or sales volume and the time of the year. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through point-of-sale terminals. Shipments to customers purchasing through the Direct Marketing segment are also made from the central distribution facilities and, less frequently, from stores.
To support new store growth, we have upgraded our distribution centers several times over the past ten years. In late fiscal year 2004, we increased our distribution center capacity by leasing and equipping approximately 289,000 square feet of space in DC2. This second distribution center became fully operational in early fiscal year 2005. With this fiscal year 2005 expansion, the distribution center facilities were designed to support approximately 500 stores plus the Direct Marketing segment. To accommodate our latest plans to expand the store base to approximately 650 to 675 total stores, we added another 126,000 square feet in DC2 in fiscal year 2010, of which 114,000 square feet was dedicated to distribution and 12,000 square feet was dedicated to office space. The expansion in fiscal year 2010 primarily increased our capacity for hanging products. To support our capacity needs for flat products, we added approximately 45,000 square feet of mezzanine space in DC1 during fiscal year 2011 and added DC3. To support our continued growth, we may add additional space in fiscal year 2012 and/or beyond through either lease or acquisition.

Management Information Systems
In fiscal year 1998, we installed and implemented the then-current version of our merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed, the system meets our current business needs. In fiscal year 1999, we replaced our point-of-sale (“POS”) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, we added a wide-area network to our POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to our centralized fulfillment center. We outsource to a third party the storage and maintenance of our customer relationship management (“CRM”) database. We can access the CRM database which we use to select names for customer promotions. By using these systems, we are able to capture greater customer data and increase our marketing efficiency. We upgraded our proprietary customer database systems in fiscal year 2010 with a new outsourced vendor, which should enable us to enhance the productivity of our customer database.
In fiscal year 2000, we upgraded our catalog call center order processing system to the then-current version, which was again updated in fiscal year 2007. During fiscal year 2009, we upgraded our existing Internet infrastructure in order to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience. In fiscal year 2010, we expanded our Internet platform to include two additional e-sites: Factory and Big and Tall. The Factory site allows customers to buy Factory goods online, whereas the Big and Tall site allows customers to buy extended-size goods online. In fiscal year 2011, we expanded our Internet platform, by adding international shipping and outsourcing our new mobile site with full checkout functionality.
In fiscal year 2007, we implemented a new system that increased our ability to communicate design specifications to our worldwide vendor base, which replaced a system installed in fiscal year 2003. We also implemented a new financial reporting system in fiscal year 2007. In fiscal year 2004, we developed systems that allow increased management and reporting of pricing elements such as gross margins.
Competition
We compete primarily with specialty retailers of men's apparel, department stores, Internet retailers and other catalogers engaged in the retail sale of men's apparel and to a lesser degree with other retailers of men's apparel. We are one of only a few national multi-channel retailers focusing exclusively on men's apparel, which we believe provides a competitive edge. We believe that we maintain a competitive position based not only on our ability to offer high quality career clothing at reasonable prices, but also on a broad selection of in-stock merchandise, friendly customer service, convenient locations and product innovation as part of our “Four Pillars of Success.” Our competitors, include, among others, Brooks Brothers, Macy's, Lands End, Men's Wearhouse and Nordstrom, as well as local and regional competitors in each store's market. Many of these competitors are considerably larger and have substantially greater financial, marketing and other resources.
Trademarks
We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION® and TRAVELER CREASE® (collectively, the “Jos. A. Bank Marks”). These trademarks are registered in the United States Patent and Trademark Office. A Federal registration is renewable indefinitely if the trademark is still in use at the time of renewal. Our rights in the Jos. A. Bank Marks are a material part of our business. Accordingly, we intend to maintain our use of the Jos. A. Bank Marks. We are not aware of any claims of infringement or other material challenges to our right to use the Jos. A. Bank Marks in the United States.
In addition, we have registered “josbank.com” and various other Internet domain names. We intend to renew our registration of domain names from time to time for the conduct and protection of our e-commerce business.
Seasonality
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2009, 2010 and 2011, we generated approximately 36%, 37% and 35%, respectively, of our annual net sales and approximately 50%, 48% and 45%, respectively, of our annual net income.

Employees
As of March 21, 2012, we had approximately 5,883 employees, consisting of 4,236 full-time employees and 1,647 part-time employees. Approximately 352 of our employees work in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the Mid-Atlantic Regional Joint Board, Local 806. Our collective bargaining agreement with the Mid-Atlantic Regional Joint Board, Local 806, which was originally scheduled to expire on February 28, 2012, has been extended to April 30, 2012. The Company is currently negotiating a new collective bargaining agreement with the union. The Company does not anticipate any work disruption during the contract negotiations.
Approximately 98 of our sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees ends on April 30, 2013.
As there have been no work stoppages in more than 20 years, we believe that relations are good with both of the unions that represent segments of our employees. We also believe that our relations with our non-union employees are good.
Available Information
Our principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. Our telephone number is (410) 239-2700 and our website address is www.josbank.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on our website free of charge as soon as practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any materials filed or furnished by us with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.	RISK FACTORS
You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the market price of our common stock could decline and you could lose all or part of your investment in our stock. The risks described below are not the only risks we face. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and results of operations.
If we are not able to continue profitably opening new stores due to general economic conditions or otherwise, our growth may be adversely affected.
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending, among other things, can slow the development of new shopping malls and retail centers which can restrict our ability to find suitable locations for new stores. We believe that quality real estate opportunities are available in the marketplace, but such economic troubles could lead to adjustments to our expansion program in fiscal year 2012 and beyond. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot assure you that we will be able to meet these objectives. As we continue our expansion program, the proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which could cause deterioration in our financial performance. The opening of new stores may adversely affect Direct Marketing sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets.
The results achieved by our existing stores may not be indicative of longer term performance or the potential market acceptance of stores in other locations. We cannot assure you that any new store that we open will have similar operating results to those of prior stores. New stores commonly take up to five years to reach desired operating levels due to development typically associated with new stores such as growing the customer base, increasing brand awareness and the development of the store's sales team. The failure of the existing or the new stores to perform as predicted could negatively impact our business, financial condition and results of operations.

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
The retail apparel business is highly competitive and we expect it to remain so. We compete primarily with specialty retailers of men's apparel, department stores, Internet retailers and other catalogers engaged in the retail sale of men's apparel and to a lesser degree with other retailers of men's apparel. Many of these competitors are much larger than we are and have significantly greater financial, marketing and other resources. In many cases, our primary competitors sell their products in stores that are located in the same shopping malls or retail centers as our stores. In order to better compete, we may need to increase the number of promotional sales, which could reduce our margins and affect our profitability. Moreover, in addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and retail centers. We believe that our emphasis on classic styles make our business less vulnerable to changes in merchandise trends than many apparel retailers; however, our sales and profitability depend upon the continued demand for our classic styles. We face a variety of competitive challenges including:

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
Our business is tied to consumer spending for discretionary items and negative changes to consumer confidence and other recessionary pressures brought on by, among other things, general economic conditions, could have an adverse effect on our business.
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions, consumer confidence and the levels of disposable consumer income which are impacted by consumer debt, interest rates, unemployment levels, changes in financial markets, reductions in personal net worth, residential real estate values, tight credit markets, taxation, and gasoline and energy costs, among other factors. Consumer confidence also may be adversely affected by national and international security concerns such as war, terrorism or the threat of war or terrorism. In addition, because apparel and accessories generally are discretionary purchases, declines in consumer spending patterns may impact us more negatively as a specialty retailer and could have a material adverse effect on our business, financial condition and results of operations.
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
Distress in the financial markets, such as the distress experienced by the United States economy since late fiscal year 2008, may result in diminished liquidity and credit availability, and there can be no assurance that our liquidity will be unaffected by changes in the financial markets and the global economy. In fiscal year 2010, we elected not to renew our credit facility and a tightening of the credit markets could make it more difficult for us to access funds through new credit facilities or through the issuance of our securities.

Our immediate cash requirements, which fluctuate daily, are deposited at financial institutions and exceed federally insured limits. If the financial environment causes these financial institutions to become unstable or fail, we may experience losses on these deposit accounts.
Our cash investment strategies may have a negative effect on our business.
At present, we invest most of our cash in money market accounts and overnight federally-sponsored agency notes and U.S. Treasury bills with original maturities of 90 days or less. Our short-term investments consist primarily of U.S. Treasury bills with maturities of less than one year. The returns on these investments effectively reflect current market interest rates. As a result, market interest rate changes may negatively impact our net interest income or expense. We may invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, the value of which could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities' financial condition, among other factors. As a result, the value or liquidity of our cash/investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.
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
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2011, approximately 57% of our total product purchases were sourced through a single buying agent and we expect to continue this relationship in fiscal year 2012 and beyond. In addition, four individual suppliers each provided over 5% of our product purchases in fiscal year 2011 for a combined total of approximately 38% of our total product purchases. The loss of this buying agent or any of these key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, cancellation charges, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. Key vendors may also be affected by natural disasters such as earthquakes, tsunamis and flooding which could adversely impact their operations. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices. Although we have not experienced any material disruptions in our sourcing in the past several years, any significant disruption of supply from any of these sources or supplier failures could have a material adverse effect on our business, financial condition and results of operations.
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

•	migration and development of manufacturers, which can affect where our products are or will be produced;

•	potential delays or disruptions in shipping and related pricing impacts, including delays or disruptions due to security considerations;

•	volatile fuel supplies and costs; and

•	since we transact all business in the U.S. dollar, the devaluation of the U.S. dollar against the foreign currencies of our suppliers' countries could adversely affect our product costs.
Any significant disruption of production from any of these sources could have a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected if the foreign manufacturers of our products do not use acceptable labor practices.
Our business could be adversely affected if the foreign manufacturers of our products do not use acceptable labor practices. Recent California legislation mandates disclosures with respect to a company's supply chain policies and similar proposed legislation in other jurisdictions reflects a growing attention to this area which may require us to implement additional policies and procedures in the future.
We require the third-party manufacturers of the goods that we sell to operate in compliance with our policies as well as applicable laws and regulations. Our staff , buying agents and an independent testing service periodically visit and audit the operations of a majority of the manufacturers with which we contract for goods. We do not control these manufacturers or their labor practices. The violation of our policies or labor or other laws by these independent manufacturers could interrupt, or otherwise disrupt, the shipment of products. The divergence of an independent manufacturer's labor practices from our policies or those generally accepted as ethical in the United States could damage our reputation, which may result in a decrease in customer traffic to our stores, as well as purchasing through our catalog call center and Internet site or cause us to seek alternative suppliers with higher costs, all of which could adversely affect our sales, net earnings, business, financial condition and results of operations.
Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business.
Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. The prices for these raw materials can be volatile due to the demand for fabrics, weather conditions, supply conditions, government regulations, economic, climate and other unpredictable factors. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 69% of the raw materials purchased directly by us in fiscal year 2011. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Some of these finished unit vendors purchase raw materials from the same suppliers as us. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. The prices on these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2012 and beyond. Other costs such as fuel costs, labor costs and healthcare costs could also have an adverse impact on our vendors' manufacturing costs and on our freight costs, sales and marketing expenses and general and administrative expenses. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business could have a material adverse impact on our business, financial condition and results of operations.
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
Our operations are subject to various federal and state consumer protection laws and regulations related to our advertising, marketing and promotional activities. We continue to be subject to a consent decree entered into in 2004 mandating certain advertising practices relating to sales promotions in the state of New York (the “Existing Assurance”). We received from the New York Office of the Attorney General (the "New York OAG") a letter dated April 25, 2011, requesting certain documents needed to evaluate our compliance with New York state law and the Existing Assurance. By letter dated November 15, 2011, the New York OAG proposed to resolve its investigation by having the Company enter into a new assurance of discontinuance (the "Proposed Assurance") which would, among other things, mandate certain more specific advertising practices relating to sales promotions in the state of New York. We have communicated to the New York OAG our response to the Proposed Assurance. It is possible that any resolution which we may reach with the New York OAG may materially impact our current marketing program. In addition, we have received an investigative demand from the state of Georgia requiring the production of certain items in connection with an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act.
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
War, terrorism, public health events (including severe infectious diseases and insect infestation), natural disasters and other catastrophes (or the threat of any of these) in the United States or elsewhere could damage or disrupt the national or global economy and the sourcing, production, receipt or shipment of our merchandise and could lead to lower customer traffic in our stores. These catastrophes could also disrupt operations in our offices, distribution centers and stores. Any of the foregoing could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.
Our dependence on our three distribution centers (two located in Hampstead, Maryland and one located in Eldersburg, Maryland) exposes us to the risk of a substantial disruption to our business.
We concentrate the distribution of our products in three distribution centers —DC1 and DC2 (located in Hampstead, Maryland) and DC3 (located in Eldersburg, Maryland). Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores and our customers. If these distribution centers were to shut down or lose significant capacity for any reason, such as due to fire or other catastrophic event or natural disaster, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. Although we maintain business interruption and property insurance, we cannot assure you that insurance proceeds, if any, will be sufficient or be timely paid, in the event our distribution centers or systems are shut down for any reason. These shut-downs could result in a material adverse effect on our business, financial condition and results of operations.
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
Our trademarks are important to our success and competitive position. We are the owner or exclusive licensee in the United States of the marks JOS. A. BANK®, JOS. A. BANK V.I.P.®, JOS. A. BANK VACATION IN PARADISE®, VACATION IN PARADISE®, THE MIRACLE COLLECTION® and TRAVELER CREASE ®, each of which is registered in the United States Patent and Trademark Office. We are susceptible to others imitating our products and infringing on our intellectual property rights. Imitation or counterfeiting of our products or other infringement of our intellectual property rights could diminish the value of our brands or otherwise adversely affect our revenues. The actions we have taken to establish and protect our trademarks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to invalidate our trademarks or to block sales of our products alleged to be in violation of the trademarks and intellectual property rights of others. In addition, others may assert rights in, or ownership of, our trademarks and other intellectual property rights or in marks that are similar to the marks that we license and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to our marks because the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. In other cases, there may be holders who have prior rights to similar marks. Our failure to adequately protect and enforce our intellectual property rights or protect ourselves from the claims of third parties could result in a material adverse effect on our business, financial condition and results of operations.
We are exposed to a number of risks involving the acceptance and processing of credit cards, the occurrence of which could substantially harm our business, financial condition and results of operations.
Our acceptance of credit cards at our stores and through our catalog call center and Internet channels necessarily involves the gathering and storage of sensitive, personal information regarding our customers. Although we believe our systems are sound, no system is completely invulnerable to attack or loss of data. A loss of such data could subject us to financial and legal risks, as well as diminish our reputation and customer loyalty. Further, our continued ability to accept and process credit cards is dependent, in part, on our contractual relationships with our acquiring bank (i.e. the bank at which we maintain our account for collecting credit card payments from customers) and our credit card processor (i.e. the third party that submits on our behalf credit card transactions to our acquiring bank). Any disruption or change in these contractual relationships could interrupt our business or increase our costs. The occurrence of any of the foregoing risks, or other risks associated with the acceptance and processing of credit cards, could have a material adverse effect on our business, financial condition and results of operations.
We face a number of risks relating to the maintenance of our information systems and our use and storage of product, consumer and employee information.
In managing our operations, we rely heavily on computer systems and electronic communications (“Information Systems”), including point-of-sale, retail, financial, sourcing, merchandising, back-up systems and the Internet. Without limiting the generality of the foregoing, the Internet is our primary source of communication for processing sales made in our stores and in our Direct Marketing segment. Our Information Systems include the electronic storage of merchandise, financial, operational, customer, employee and other data. It is critical that we maintain uninterrupted access to and operation of our Information Systems. Our Information Systems may be subject to interruption or damage from a variety of causes, including power outages, computer and communications failures, system capacity constraints, catastrophic events (such as fires, tornadoes and other natural disasters), cyber risks, computer viruses and security breaches. Over time, our Information Systems will require upgrading or replacing. If our Information Systems cease to function properly, are damaged or are subject to unauthorized access, we may suffer interruptions in our operations, be required to make significant investments to fix or replace systems and/or be subject to fines, penalties or lawsuits (and the expense and damage to our reputation or brand associated therewith). In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our Information Systems to operate in accordance with our disaster recovery plan. The realization of any of these risks could have a material adverse effect on our business, financial condition and results of operations.
Our customer information is part of our Information Systems and is therefore subject to all of the risks set forth above. Our customer information is also subject to various governmental and private restrictions. Since our customer information is a critical component of our marketing efforts, any limitation on our ability to collect, maintain or use our customer information could have a material adverse effect on our future marketing activity and therefore could have a material adverse effect on our business, financial condition and results of operations.
Our business has become increasingly dependent on promotional activity and a strong holiday season.
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2009, 2010 and 2011, we generated approximately 36%, 37% and 35%, respectively, of our annual net sales and approximately 50%, 48% and 45%, respectively, of our annual net income, which resulted, in part, from increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in the effectiveness of our increased promotional activity could adversely affect our sales. The current economic climate, including recessionary pressures, may cause such decreases to net sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins, especially during the fourth quarter, could have a disproportionate effect on our business, financial condition and results of operations. In addition, major storms could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.
We will face a number of risks if we pursue growth by acquisitions or other strategic opportunities.
We may from time to time hold discussions and negotiations regarding strategic opportunities, including with (i) potential investors who express an interest in making an investment in or acquiring us, (ii) potential joint venture partners looking toward the formation of strategic alliances and (iii) companies that represent potential acquisition or investment opportunities. We cannot assure you that any definitive agreement will be reached regarding the foregoing, nor do we believe that any such agreement is necessary to implement successfully our strategic plans. Pursuing growth by acquisitions or other strategic opportunities will expose us to the various risks that arise therefrom, which could result in a material adverse effect on our business, financial condition and results of operations.
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
Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Rights Agreement and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. Our Rights Agreement has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. If a change of control or change in management is delayed or prevented, premiums to the market price of our stockholder's common stock may not be realized or the market price of our common stock could decline.
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
Litigation or legal proceedings could expose us to significant liabilities and could divert our management's attention and thus negatively affect our financial results.
We are subject to various litigation and legal proceedings and claims, including those identified in Part I, Item 3, “Legal Proceedings.” Although we intend to defend the identified matters vigorously, we are unable to predict the outcome of these matters. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover the costs or potential losses, if any. Regardless of their merit, the legal matters may result in a diversion of our management's attention and resources and could be disruptive to our operations. In addition, costs and potential losses associated with these legal matters could adversely affect our business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We own one facility located in Hampstead, Maryland (DC1), which contains, among other things, our principal executive offices and a distribution center. We lease another facility located in Hampstead, Maryland (DC2) and one facility located in Eldersburg, Maryland (DC3). We believe that our existing facilities are well maintained and in good operating condition. The table below presents certain information relating to our properties as of March 21, 2012:

Location	Gross Square Feet	Owned/Leased	Primary Function
Hampstead, Maryland (DC1)	360,000	Owned	Offices, distribution center, Direct Marketing order and fulfillment and regional tailoring overflow shop
Hampstead, Maryland (DC2)	415,000	Leased
Offices, distribution center, Direct Marketing order and fulfillment (For 70% of the space, lease expires September 30, 2014, with option to renew through September 30, 2019 and for the remainder 30% of the space, lease expires January 31, 2013 with options to renew through September 30, 2019)

Eldersburg, Maryland (DC3)	121,200	Leased	Distribution center and fulfillment (Lease expires May 31, 2012 with options to renew through May 31, 2014)
We also lease three tailoring facilities in Atlanta, Georgia, Kansas City, Kansas and Houston, Texas. In fiscal year 2010, the Atlanta and Houston facilities were relocated and expanded. Additional office space of approximately 3,200 square feet is leased in Florida.
As of January 28, 2012, we had 556 stores (consisting of 516 Full-line stores, 25 Outlet and Factory stores and 15 Franchise stores). All Full-line stores are leased, with the exception of one store which is located on property owned by the Company. The Full-line stores average approximately 4,600 square feet as of fiscal year-end 2011, including selling, storage, tailor shop and service areas. The Full-line stores range in size from approximately 1,400 square feet to approximately 18,900 square feet. In most cases we pay a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most our leases provide for an increase in fixed rental payments at various times during the lease term.

Item 3.	LEGAL PROCEEDINGS
On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780 alleging various violations of California wage and labor laws. The Complaint seeks, among other things, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. We intend to defend this lawsuit vigorously.
In addition to the litigation discussed above, we are a party to routine litigation matters that are incidental to our business. From time to time, additional legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities.

The resolution of our litigation matters cannot be accurately predicted and we have not estimated the costs or potential losses, if any, associated with these matters. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

Item 4.	MINE SAFETY DISCLOSURE.
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our Common Stock is listed on The Nasdaq Global Select Market under the trading symbol “JOSB.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, as reported on the Nasdaq Global Select Market.

	High	Low
1st Quarter fiscal 2012 (through March 21, 2012)	$55.00	$47.31

	Fiscal Year 2010		Fiscal Year 2011
	High	Low	High	Low
1st Quarter	$43.73	$26.33	53.19	41.26
2nd Quarter	43.23	35.01	57.14	45.10
3rd Quarter	47.36	36.40	55.86	40.46
4th Quarter	45.73	39.29	56.43	45.78
On March 21, 2012, the closing sale price of the Common Stock was $53.96.
Holders of Record of Common Stock
As of March 21, 2012, there were 51 holders of record of our Common Stock.
Dividend Policy
We intend to retain our earnings to finance the development and expansion of our business and other strategic opportunities and for working capital purposes, and therefore do not anticipate paying any cash dividends in the foreseeable future. On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Annual Report on Form 10-K have been adjusted to reflect this stock dividend. We did not declare or pay any cash dividends in fiscal year 2011.

Performance Graph
The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from February 2, 2007 through January 27, 2012 of an initial investment of $100 invested in (a) Jos. A. Bank's Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

	Jos. A. Bank Clothiers, Inc.	Total Return Index NASDAQ Stock Market (U.S.)	Total Return Index NASDAQ Retail Trade Stocks
February 2, 2007	100.00	100.00	100.00
February 1, 2008	87.06	96.58	88.54
January 30, 2009	87.73	60.33	56.94
January 29, 2010	133.90	88.06	84.50
January 28, 2011	201.04	111.88	105.35
January 27, 2012	230.32	120.02	127.60
This information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	SELECTED FINANCIAL DATA.
The following selected consolidated financial data as of January 28, 2012 and January 29, 2011 and for the three fiscal years ended January 28, 2012 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial data at January 30, 2010, January 31, 2009 and February 2, 2008 and for the fiscal years ended January 31, 2009 and February 2, 2008 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. All fiscal years, included and not included in these financial statements, end on the Saturday closest to January 31 of the respective year. Fiscal years 2007, 2008, 2009, 2010 and 2011 consisted of 52 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2007	2008	2009	2010	2011
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$604,010	$695,908	$770,316	$858,128	979,852
Cost of goods sold	225,364	264,954	298,193	320,585	371,577
Gross profit	378,646	430,954	472,123	537,543	608,275
Operating expenses:
Sales and marketing	242,655	277,354	293,663	326,464	372,268
General and administrative	53,240	58,111	61,057	69,472	76,600
Total operating expenses	295,895	335,465	354,720	395,936	448,868
Operating income	82,751	95,489	117,403	141,607	159,407
Total other income (expense)	1,582	477	(20)	453	35
Income before provision for income taxes	84,333	95,966	117,383	142,060	159,442
Provision for income taxes	34,165	37,558	46,228	56,261	61,951
Net income	$50,168	$58,408	$71,155	$85,799	97,491
Per share information—diluted (a):
Net income per share	$1.82	$2.11	$2.56	$3.08	$3.49
Diluted weighted average number of shares outstanding (a)	27,630	27,668	27,785	27,851	27,961
Consolidated Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$82,082	$122,875	$21,853	$80,979	87,230
Short-term investments	—	—	169,736	189,789	240,252
Working capital	187,134	246,127	323,260	408,151	500,849
Total assets	440,098	491,366	556,364	662,037	813,612
Revolving and term debt	—	—	—	—	—
Total noncurrent liabilities (including debt)	52,712	58,383	54,509	54,415	60,598
Stockholders’ equity	261,165	321,813	393,310	482,676	584,934
Capital expenditures	27,696	35,105	16,333	29,352	37,531
Other Data (as of end of fiscal year):
Number of stores (b)	422	460	473	506	556
(a) On June 17, 2010, the Company's Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect the stock dividend.
(b) Includes Franchise stores.

Item 7.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Net income in fiscal year 2011 increased 13.6% to approximately $97.5 million, as compared with approximately $85.8 million in fiscal year 2010. The increased earnings in fiscal year 2011 were primarily attributable to:

•	14.2% increase in net sales, driven by a 13.3% increase in the Stores segment sales, which includes the impact of new stores opened, and a 14.7% increase in the Direct Marketing segment sales;

•	7.6% increase in comparable store sales;

•	50 basis point decrease in gross profit margin (gross profit as a percent of net sales) primarily as a result of higher markdowns;

•
Sales and marketing costs as a percentage of sales were flat compared to fiscal year 2010 as the sales increases provided leverage on the occupancy costs which are primarily fixed, while advertising and marketing costs increased at a higher growth rate than sales; and

•
30 basis point decrease in general and administrative costs as a percentage of sales driven primarily by the leveraging of corporate compensation (which includes total company performance-based incentive compensation other than commissions) and other corporate overhead costs, partially offset by higher distribution center costs as a percentage of sales.

We had 556 stores as of the end of fiscal year 2011, consisting of 516 Company-owned Full-line Stores, 25 Company-owned Outlet and Factory stores and 15 stores owned and operated by franchisees. In the past five years, we have opened 191 stores. Specifically, there were 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010 and 53 new stores opened in fiscal year 2011. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.
We expect to open approximately 45 to 50 stores in fiscal year 2012, including approximately 10 new Factory stores. Currently, we believe that the chain can be grown to approximately 600 Full-line Stores and 50 to 75 Factory stores in the United States, depending on our performance over the next several years and the development of the Factory store concept, among other factors. Based on the results of the stores opened in the past several years and our analysis of the U.S. real estate market, among other factors, we expect to update the estimate of future store opening opportunities sometime in 2012.
Capital expenditures are expected to be approximately $35 million to $38 million in fiscal year 2012, primarily to fund the anticipated opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2011 primarily related to stores opened in fiscal year 2011. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $6 million to $7 million is expected to be reimbursed through landlord contributions.
From the end of fiscal year 2010 to the end of fiscal year 2011, inventory increased $71.3 million or 30.6% primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth, higher inventory sourcing costs, a larger buildup of core product inventory levels, unsold cold weather inventory, higher piece goods and increased in-transit inventories. For fiscal year 2012, we expect total inventories to increase at a similar rate as fiscal year 2011 through at least the first half of the year due to new store openings, continued sales growth, higher inventory sourcing costs and carryover of cold weather inventory from fiscal year 2011 due to lower than planned sales as a result of the effects of the warmer winter weather. We are adjusting our future purchases of this cold weather inventory for the third and fourth quarters of fiscal year 2012. As a result, we expect the rate of inventory growth by the end of the year to be approximately 15% to 20%, depending on sales and other factors in fiscal year 2012.

We ended fiscal year 2011 with $327.5 million in cash and cash equivalents and short-term investments and have had no debt outstanding since the end of fiscal year 2007. We generated $91.8 million of cash from operating activities in fiscal year 2011, which included $97.5 million of net income, $26.1 million of depreciation and amortization, a $35.1 million increase in accounts payable and accrued expense, partially offset by a $71.3 million increase in inventory levels. This cash from operating activities funded, among other things, the $37.5 million of capital expenditures.
Critical Accounting Policies and Estimates
In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Inventory — We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. The estimated market value is based on assumptions for future demand and related pricing. We reduce the carrying value of inventory to net realizable value where cost exceeds estimated selling price less costs of disposal.
Management’s sales assumptions regarding sales below cost are based on our experience that most of our inventory is sold through our primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. Our LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of our sales (approximately two-thirds in fiscal year 2011) are of classic, traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, our strong gross profit margins enable us to sell substantially all of our products above cost.
To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through the Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled approximately $1.2 million, $1.8 million, and $1.6 million in fiscal years 2009, 2010 and 2011, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.
Asset Valuation — Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. During fiscal years 2009, 2010 and 2011, we recognized impairment charges of $1.6 million, $1.2 million and $0.3 million, respectively, relating to several stores within our Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2009, 2010 and 2011 were estimated to be $0.3 million, $0.2 million and $0.3 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of our best estimates and the discount rates which we believe are representative of arms-length third-party required rates of return.

Lease Accounting — We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of a lease as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when we take possession and have the right to control the use of the leased premises. Funds received from the lessor intended to reimburse us for the costs of leasehold improvements are recorded as a deferred rent resulting from a lease incentive and are amortized over the lease term as a reduction to rent expense.
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
Recently Proposed Amendments to Accounting Standards — In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB decided to issue a revised exposure draft; however, deliberations are still ongoing and the timing of the issuance of the revised exposure draft and the issuance of a final standard are uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year
	2009	2010	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	38.7	37.4	37.9
Gross profit	61.3	62.6	62.1
Sales and marketing expenses	38.1	38.0	38.0
General and administrative expenses	7.9	8.1	7.8
Total operating expenses	46.0	46.1	45.8
Operating income	15.2	16.5	16.3
Total other income (expense)	—	0.1	—
Income before provision for income taxes	15.2	16.6	16.3
Provision for income taxes	6.0	6.6	6.3
Net income	9.2%	10.0%	9.9%

Fiscal Year 2011 Compared to Fiscal Year 2010
Net Sales — Net sales increased 14.2% to $979.9 million in fiscal year 2011, as compared with $858.1 million in fiscal year 2010. The Stores segment sales increased 13.3% in fiscal year 2011 due primarily to a 7.6% increase in comparable Store sales and the opening of 53 new stores (partially offset by the closing of three stores) as shown below. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months. The 7.6% increase in comparable store sales in fiscal year 2011 was driven primarily by increased traffic (as measured by number of transactions).
Comparing fiscal year 2011 to fiscal year 2010, Direct Marketing sales increased 14.7%, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increases in sales in the Internet channel were primarily the result of higher website traffic, partially offset by a lower conversion rate and a lower average order value. The Internet channel also benefited from the new Big and Tall website related to our Big and Tall product offerings which was launched during fiscal year 2010. The segment's sales for fiscal year 2011 were negatively impacted by a decrease in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet or go to one of our stores rather than place their orders through the call center.
With respect to the major product categories, dress shirts and suits generated strong unit sales increases, while sportswear and other tailored clothing (which includes sportcoats, blazers and dress pants) generated moderate unit sales growth in fiscal year 2011. Sales of the more luxurious Signature and Signature Gold products, which together represented over 30% of total merchandise sales in fiscal year 2011, increased by over 20% as compared to fiscal year 2010. For fiscal year 2011, suits represented over 30% of total merchandise sales. Merchandise sales exclude tailoring, tuxedo rental and franchise fee revenue.
The following table provides information regarding the number of stores opened and closed during fiscal years 2010 and 2011:

	Fiscal Year 2010		Fiscal Year 2011
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the year	473	2,131	506	2,282
Stores opened	36	160	53	221
Stores closed	(3)	(9)	(3)	(29)
Stores open at the end of the year	506	2,282	556	2,474

*
Square feet are presented in thousands and exclude the square footage of our Franchise stores. The square footage of the stores opened include a net increase of 14 square feet in fiscal year 2010 and a net increase of 1 square foot in fiscal year 2011 due to relocations or renovations in several stores.

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
Gross profit totaled $608.3 million or 62.1% of net sales in fiscal year 2011, as compared with $537.5 million or 62.6% of net sales in fiscal year 2010, an increase in gross profit dollars of $70.8 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 50 basis points. The decrease in the gross profit margin was primarily due to higher markdowns as compared to fiscal year 2010, partially offset by higher initial markups. The higher initial markups were driven by retail price increases in certain product categories, partially offset by higher sourcing costs. As stated in this Annual Report on Form 10-K, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices of these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2012. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.
Sales and Marketing Expenses — Sales and marketing expenses which consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $372.3 million in fiscal year 2011 from $326.5 million in fiscal year 2010. As a percentage of net sales, sales and marketing expenses was 38.0% for each of fiscal year 2011 and fiscal year 2010. The flat level of costs as a percentage of net sales was driven primarily by the sales increases which provided leverage on the occupancy costs which are primarily fixed. The favorable impact of this leverage was offset by advertising and marketing costs increasing at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to last year.
The $45.8 million increase in sales and marketing expenses relates primarily to expanded advertising programs (including increased online and tuxedo rental advertising), expenses supporting the opening of the 53 new stores in fiscal year 2011, a full year of costs from the 36 new stores opened in fiscal year 2010 and higher sales. The cost increases include a) $15.8 million of Stores and Direct Marketing payroll and benefits costs, b) $13.1 million of media advertising, catalog and other marketing costs, c) $9.3 million of occupancy costs, and d) $7.6 million of other variable selling costs, including shipping costs to customers. We expect sales and marketing expenses to increase in fiscal year 2012 primarily as a result of our anticipated opening of 45 to 50 new stores in fiscal year 2012, the full year operation of stores that were opened during fiscal year 2011, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, increased $7.1 million in fiscal year 2011 to $76.6 million from $69.5 million in fiscal year 2010. As a percentage of net sales, G&A expenses decreased to 7.8% in fiscal year 2011, as compared with 8.1% in fiscal year 2010. The decrease as a percentage of net sales was driven primarily by the leveraging of corporate compensation (which includes total company performance-based incentive compensation other than commissions) and other corporate overhead costs, partially offset by higher distribution center costs as a percentage of sales.
The net increase in corporate costs of $4.1 million was primarily driven by a) $1.8 million of higher corporate compensation (including total company performance-based incentive compensation other than commissions) and benefits costs, b) $1.9 million of higher other overhead costs, and c) $0.4 million of higher professional fees, including outsourced services. Continued growth in the Stores and Direct Marketing segments may result in further increases in G&A.
Distribution center costs increased $3.0 million in fiscal year 2011, primarily due to a) $2.1 million of higher payroll costs and b) $0.9 million of higher occupancy, supplies, postage and other miscellaneous costs. We expect distribution center costs to increase in fiscal year 2012 as we are expected to process an increasing amount of inventory to support future growth and increased costs related to adding more warehousing space.
Other Income (Expense) — Other income (expense) consists solely of net interest income (expense). Net other income (expense) for fiscal year 2011 was less than $0.1 million of net income as compared with $0.5 million of net income for fiscal year 2010. The decline from fiscal year 2010 was due primarily to lower market interest rates in fiscal year 2011 on cash and short-term investments and interest expenses related to tax obligations, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2011 period.
Income Taxes — The fiscal year 2011 effective income tax rate was 38.9%, as compared with 39.6% for fiscal year 2010. The decrease during fiscal year 2011 was primarily driven by lower state income taxes.
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
Fiscal Year 2010 Compared to Fiscal Year 2009
Net Sales — Net sales increased 11.4% to $858.1 million in fiscal year 2010, as compared with $770.3 million in fiscal year 2009. The Stores segment sales increased 9.4% in fiscal year 2010 due primarily to a 7.0% increase in comparable Store sales and the opening of 36 new stores (partially offset by the closing of three stores) as shown below. The 7.0% increase in comparable store sales in fiscal year 2010 was led by increased traffic and higher items per transaction, partially offset by lower dollars per transaction. Comparing fiscal year 2010 to fiscal year 2009, Direct Marketing sales increased 24.4%, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increases in the Internet channel were primarily the result of higher website traffic. The Internet channel also benefited from the new Big and Tall website related to our Big and Tall product offerings launched during fiscal year 2010. Additionally, the segment's sales for fiscal year 2010 were positively impacted by a slight increase in catalog call center sales.
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

*
Square feet are presented in thousands and exclude the square footage of our Franchise stores. The square footage of the stores opened include a net decrease of 11 square feet in fiscal year 2009 and a net increase of 14 square feet in fiscal year 2010 due to relocations or renovations in several stores.

Gross Profit — Gross profit totaled $537.5 million or 62.6% of net sales in fiscal year 2010, as compared with $472.1 million or 61.3% of net sales in fiscal year 2009, an increase in gross profit dollars of $65.4 million and an increase in the gross profit margin of 130 basis points. The increases in the gross profit margin were mainly the result of higher initial markups as compared to the prior year period, driven primarily by improved sourcing. The improvement was also due in part to a change in the product mix with a lower proportion of clearance items sold as compared to fiscal year 2009. These increases were partially offset by higher markdowns as a result of increased promotional activity to drive sales, especially during the second half of fiscal year 2010.
Sales and Marketing Expenses — Sales and marketing expenses increased to $326.5 million in fiscal year 2010 from $293.7 million in fiscal year 2009. As a percentage of net sales, sales and marketing expenses decreased to 38.0% in fiscal year 2010, as compared with 38.1% in fiscal year 2009. The decrease as a percentage of net sales was driven primarily by the leveraging of occupancy costs and Stores and Direct Marketing payroll and benefits costs achieved primarily through strong sales growth and cost control initiatives. These improvements were partially offset by higher other variable selling costs as a percentage of sales due largely to higher shipping costs to customers driven by the strong Direct Marketing sales and lower shipping cost efficiency and higher advertising and marketing costs as a percentage of sales due primarily to increased promotional activity as compared to fiscal year 2009. The $32.8 million increase in sales and marketing expenses relates primarily to expanded advertising programs, expenses supporting the opening of the 36 new stores in fiscal year 2010, a full year of costs from the 14 new stores opened in fiscal year 2009 and higher sales. The cost increases include a) $11.6 million of other variable selling costs, including shipping costs to customers, b) $8.0 million of media advertising, catalog call center and other marketing costs, c) $7.4 million of Stores and Direct Marketing payroll and benefits costs, and d) $5.8 million of occupancy costs.
General and Administrative Expenses — G&A expenses increased $8.4 million in fiscal year 2010 to $69.5 million from $61.1 million in fiscal year 2009. As a percentage of net sales, G&A expenses increased to 8.1% in fiscal year 2010, as compared with 7.9% in fiscal year 2009. The increase as a percentage of net sales was driven primarily by higher other corporate overhead costs and professional fees. The increase in G&A expenses was primarily due to higher total corporate costs, including corporate compensation and benefits costs, taxes and other corporate overhead costs. The net increase in corporate costs of $6.8 million was primarily driven by a) $3.3 million of higher corporate compensation and benefits costs, b) $1.4 million of higher professional fees, including outsourced services, and c) $2.1 million of higher other overhead costs.
Distribution center costs increased $1.6 million in fiscal year 2010, primarily due to a) $0.9 million of higher payroll costs and b) $0.7 million of higher occupancy, supplies, postage and other miscellaneous costs.
Other Income (Expense) — Other income (expense) for fiscal year 2010 was $0.5 million of income as compared to less than $0.1 million of expense for fiscal year 2009. The improvement over fiscal year 2009 was due primarily to higher average cash and cash equivalents and short-term investment balances during the fiscal year 2010 period and lower financing fees in fiscal year 2010 due to the expiration of the Company's credit facility in the first quarter of fiscal year 2010.

Income Taxes — The fiscal year 2010 effective income tax rate was 39.6%, as compared with 39.4% for fiscal year 2009. The increase during fiscal year 2010 was largely related to higher state income taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash from operations, cash and cash equivalents and short-term investments. These sources of liquidity are used for our ongoing cash requirements. During the past several years and through the first quarter of fiscal year 2010, we maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on our then current cash and short-term investment positions, and projected cash needs and market conditions, we elected not to negotiate a renewal or replacement of the credit facility. As a result, the credit facility expired on April 30, 2010 in accordance with its terms.
The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Fiscal Year
	2009	2010	2011
	(In Thousands)
Cash provided by (used in):
Operating activities	$84,748	$106,239	$91,816
Investing activities (Including $169,736, $20,053 and $50,463 of net purchases of short-term investments in fiscal years 2009, 2010 and 2011, respectively)	(186,069)	(49,405)	(87,994)
Financing activities	299	2,292	2,429
Net increase (decrease) in cash and cash equivalents	$(101,022)	$59,126	$6,251
Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. Our cash and cash equivalents balance was $87.2 million and our short-term investments were $240.3 million, for a total of $327.5 million at the end of fiscal year 2011, as compared with a cash and cash equivalents balance of $81.0 million and short-term investments of $189.8 million, for a total of $270.8 million at the end of fiscal year 2010. We had no debt outstanding at the end of fiscal years 2011 and 2010 and have had no debt outstanding since the end of fiscal year 2007.
Cash provided by our operating activities of $91.8 million in fiscal year 2011 was primarily the result of net income of $97.5 million and depreciation and amortization and other non-cash items of $40.3 million, partially offset by an increase in net operating working capital and other operating items of $46.0 million. The increase in net operating working capital and other operating items included the following:

•
an increase in inventory of $71.3 million primarily as a result of the replenishment of units sold in fiscal 2010, new store openings, continued sales growth, higher inventory sourcing costs, a larger buildup of core product inventory levels, unsold cold weather inventory, higher piece goods and increased in-transit inventories;

•
an increase in accounts receivable of $6.4 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the fiscal year 2011 as compared with the end of fiscal year 2010;

•	an increase in prepaid and other assets of $1.4 million due primarily to increases in prepaid rent and landlord contributions as a result of the new store openings during 2011; and

•	an increase in accounts payable of $35.2 million due primarily to the increases in inventory and the related timing of payments to vendors.
Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
Cash used in investing activities of $88.0 million for fiscal year 2011 relates to $37.5 million of payments for capital expenditures, as described below and $50.5 million of net purchases of short-term investments. The capital expenditures in fiscal year 2011 related to the opening of 53 stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems and infrastructure projects. In addition, capital expenditures for fiscal year 2011 included payments of property, plant and equipment additions accrued at year-end fiscal year 2010 but paid for in fiscal year 2011.

Cash provided by financing activities for fiscal year 2011 of $2.4 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits).
Cash provided by our operating activities of $106.2 million in fiscal year 2010 was primarily impacted by net income of $85.8 million and depreciation and amortization of $24.5 million and other non-cash items of $5.5 million, partially offset by an increase in net operating working capital and other operating items of $9.6 million. The increase in net operating working capital and other operating items included a) an increase in inventory of $15.0 million related largely to new store openings and our new business initiatives, b) an increase in accounts receivable of $3.7 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of fiscal year 2010 as compared with the end of fiscal year 2009, and c) an increase in prepaid and other assets of $3.5 million due primarily to an increase in landlord contributions as a result of the new store openings during 2010. Partially offsetting these cash outflows were a) an increase in accrued expenses totaling $1.7 million (excluding accrued property, plant and equipment) related primarily to increases in gift cards and certificates payable, accrued advertising and accrued compensation, partially offset by lower accrued income taxes, and b) an increase in accounts payable of $13.3 million due primarily to the timing of payments to vendors. Cash used for investing activities during fiscal year 2010 of $49.4 million relates primarily to payments of $29.4 million for capital expenditures and $20.0 million of net purchases of short-term investments. The capital expenditures in fiscal year 2010 related to the opening of 36 stores, the renovation and/or relocation of several stores, the expansion of our distribution and office space, expenditures related to our regional tailor shops, expenditures related to new business initiatives including tuxedo rentals and Factory stores and the implementation of various systems projects including the development of two new websites under our existing Internet infrastructure. Cash provided by financing activities for fiscal year 2010 of $2.3 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits).
Cash provided by our operating activities of $84.7 million in fiscal year 2009 was primarily impacted by net income of $71.2 million and depreciation and amortization of $22.4 million, offset by an increase in net operating working capital and other operating items of $8.9 million. The increase in net operating working capital and other operating items included an increase of $9.1 million in inventories due largely to the opening of new stores and a reduction in accounts payable totaling $11.5 million related primarily to the timing of payments to vendors. These cash outflows were partially offset by an increase of $12.1 million in accrued expenses related primarily to higher accrued compensation and accrued income taxes. Cash used for investing activities during fiscal year 2009 of $186.1 million relates primarily to payments for capital expenditures of $16.3 million and $169.7 million of net purchases of short-term investments. The capital expenditures in fiscal year 2009 related to the opening of 14 stores, the renovation and/or relocation of several stores, the replacement of our existing Internet infrastructure and payments for various system initiatives. Cash provided by financing activities for fiscal year 2009 of $0.3 million relates to net proceeds from the exercise of stock options (including the related tax benefits).
For fiscal year 2012, we expect to spend approximately $35 million to $38 million on capital expenditures, primarily to fund the anticipated opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2011 primarily related to stores opened in fiscal year 2011.
The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $6.0 million to $7.0 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors. For the stores opened, renovated and relocated in fiscal year 2011, we negotiated approximately $6.8 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2011 and 2010.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2010	Amounts Collected in Fiscal Year 2011	Amounts Outstanding January 28, 2012
	(In Thousands )
Fiscal Year 2010 Store Openings, Renovations and Relocations (36 Stores)	$5,382	$2,599	$2,616	$167
Fiscal Year 2011 Store Openings, Renovations and Relocations (47 Stores)	6,758	—	3,901	2,857
	$12,140	$2,599	$6,517	$3,024

The majority of the remaining balance of the landlord contributions to be collected for the stores opened and renovated in fiscal year 2011 is expected to be received by the end of fiscal year 2012.
For fiscal year 2012, we expect total inventories to increase at a similar rate as fiscal year 2011 through at least the first half of the year due to new store openings, continued sales growth, higher inventory sourcing costs and carryover of cold weather inventory from fiscal year 2011 due to lower than planned sales as a result of the effects of the warmer winter weather. We are adjusting our future purchases of this cold weather inventory for the third and fourth quarters of fiscal year 2012. As a result, we expect the rate of inventory growth by the end of the year to be approximately 15% to 20%, depending on sales and other factors in fiscal year 2012.
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
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of January 28, 2012:

Contractual Obligations and Commercial Commitments	Payments Due by Fiscal Year
	2012	2013-2015	2016-2017	Beyond 2017	Total(g)
	(In thousands)
Operating lease obligations (a) (b)	$68,989	$166,789	$68,408	$63,414	$367,600
Inventory purchase commitments (c)	399,027	—	—	—	399,027
Related party agreement (d)	825	825	—	—	1,650
License agreement (e) (f)	165	495	—	—	660
Total	469,006	168,109	68,408	63,414	768,937
___________________________

(a)
Includes various lease agreements signed prior to January 28, 2012 for stores to be opened and equipment placed in service subsequent to January 28, 2012. (See Note 9 to the Consolidated Financial Statements).

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through the end of fiscal year 2012 for which purchase orders have been issued or other commitments have been made to vendors as of January 28, 2012.

(d)	Relates to consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives (See Note 13 in the Consolidated Financial Statements).

(e)	Relates to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)	Excludes sales and royalties, which are not determinable at this time.

(g)
Obligations related to unrecognized tax benefits and related penalties and interest of $0.6 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At fiscal year-end 2011, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $2.8 million in fiscal year 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Refer to pages F-1 to F-20 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
Limitations on Control Systems — Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of our Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that our Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Reports by management, including the CEO and CFO, on the effectiveness of our Control Systems express only reasonable assurance of the conclusions reached.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 28, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of January 28, 2012.
Management's Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of January 28, 2012, of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of January 28, 2012.
Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 of the Exchange Act that occurred during our last fiscal quarter (our fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm — Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued the following attestation report on the effectiveness of our internal control over financial reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the internal control over financial reporting of Jos. A. Bank Clothiers, Inc. and subsidiaries (the "Company") as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012 of the Company and our report dated March 28, 2012 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 28, 2012

Item 9B.

Item 9B.	OTHER INFORMATION.
Award of 2011 Cash Incentive Payments
At its March 29, 2011 meeting, our Compensation Committee adopted a program for cash incentives for fiscal year 2011 (the “2011 Cash Incentive Program”) under the Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan (the “Cash Incentive Plan”). On March 27, 2012, the Compensation Committee determined that the following amounts are payable to the Company's executive officers under the 2011 Cash Incentive Program: R. Neal Black, President and Chief Executive Officer- $1,199,675; Robert B. Hensley, Executive Vice President for Human Resources, Real Estate and Loss Prevention- $321,685; Gary M. Merry, Executive Vice President for Store and Catalog Operations- $302,250; James W. Thorne- Executive Vice President for Merchandising and Chief Merchandising Officer- $286,000; and David E. Ullman-Executive Vice President and Chief Financial Officer- $305,273. Messrs. Hensley, Merry, Thorne and Ullman are herein referred to collectively as the “Executive Vice Presidents” and together with Mr. Black as the “Executive Officers”.
Certification of 2011 Equity Incentive Programs
2011 Equity Incentive Program
At its March 29, 2011 meeting, the Company's Compensation Committee adopted a program for equity incentives for fiscal year 2011 (the “2011 Equity Incentive Program”) under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) and granted to each of the Company's Executive Officers a number of performance-based restricted stock units (the “Performance RSUs”), subject to achievement of specified performance goals. On March 27, 2012, the Compensation Committee authorized, subject to the terms of each Executive Officer's Performance Restricted Stock Unit Award Agreement and the terms of the Equity Incentive Plan, that (i) 40,341 Performance RSUs be credited to Mr. Black, 16,242 of which will vest on March 29, 2012, 12,050 of which will vest on March 29, 2013 and the remaining 12,049 of which will vest on March 29, 2014; and (ii) 3,078 Performance RSUs, all of which will vest on March 29, 2014, be credited to each of the Executive Vice Presidents.
2011 Supplemental Equity Incentive Program
At its March 29, 2011 meeting, the Company's Compensation Committee adopted a supplemental program for equity incentives for fiscal 2011 (the “2011 Supplemental Equity Incentive Program”) under the Equity Incentive Plan and granted to each of the Executive Officers the opportunity to earn a stated maximum number of Performance RSUs, subject to the Company earning at least $102.6 million of net income in fiscal 2011 (the “Supplemental 2011 Goal”). The grants were made on the terms and subject to the conditions provided in the Equity Incentive Plan and in each Executive Officer's Performance Restricted Stock Unit Award Agreement. Pursuant to such agreements, (i) Mr. Black could have earned up to a maximum of 5,131 Performance RSUs ($250,000) and (ii) each Executive Vice President could have earned up to a maximum of 2,052 Performance RSUs ($100,000). As the Company did not satisfy the Supplemental 2011 Goal, no Performance RSUs were payable under the 2011 Supplemental Equity Incentive Program.
2012 Incentive Programs
Cash Incentive Program
On March 27, 2012, the Company's Compensation Committee established for the Executive Officers a cash incentive program for fiscal year 2012 (the “2012 Cash Incentive Program”) pursuant to the Cash Incentive Plan. The 2012 Cash Incentive Program permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2012 Cash Incentive Program, award payments are expected to be paid in cash.
The key performance goal under the 2012 Cash Incentive Program is the Company earning net income within or above a specified range (the “Eligibility Range”) in fiscal year 2012. If the Company's net income in fiscal year 2012 is below the Eligibility Range, an award payment cannot be authorized under the 2012 Cash Incentive Program. If the Company's net income is within the Eligibility Range, the percentage of the award target which the Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company's net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.
The Company earning net income within or above the Eligibility Range is the only performance goal under the 2012 Cash Incentive Program for Mr. Black. With respect to the Executive Vice Presidents, the following “personal” goals may also be considered and utilized by the Compensation Committee in its exercise of negative discretion to reduce the amount of an award that would otherwise have been payable at any particular level of net income achieved by the Company: (a) the participant receiving an overall job performance rating of “Effective” or better (the equivalent of 3 out of 5); (b) the participant complying with the Company's Code of Conduct, Associate Handbook and other rules, regulations and policies and not engaging in any dishonest acts or other acts that are or may be detrimental to customers, fellow associates or the Company; and

(c) the participant achieving specific goals for departmental or individual performance.
For the 2012 Cash Incentive Program, the Eligibility Range for Mr. Black is $97.5 million to $107.3 million of net income and the Eligibility Range for the Executive Vice Presidents is $100.9 million to $108.7 million of net income. If the Company earns net income below the low end of the applicable Eligibility Range, the Executive Officer will not receive an award payment under this program. At $97.5 million of net income, Mr. Black will be eligible to receive up to 60% of his base salary; at $100.9 million of net income, each Executive Vice President will each be eligible to receive up to 10% of his base salary. At or above $107.3 million of net income, Mr. Black will be eligible to receive up to approximately 151.6% of his base salary; at or above $108.7 million of net income, each of the Executive Vice Presidents will be eligible to receive up to 65% of their respective base salaries. Between the low and high ends of the Eligibility Ranges, the percentage of base salary which each participant will be eligible to receive will increase as net income increases.
2012 Equity Incentive Program
On March 27, 2012, the Company's Compensation Committee established for the Executive Officers an equity incentive program for fiscal year 2012 (the “2012 Equity Incentive Program”) pursuant to the Equity Incentive Plan. The 2012 Equity Incentive Program permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2012 Equity Incentive Program, award payments are expected to be paid in Performance RSUs.
The performance goals under the 2012 Equity Incentive Program are qualitatively the same as the performance goals under the 2012 Cash Incentive Program, i.e. such goals are based upon the Company earning net income within or above an Eligibility Range for fiscal year 2012 and, with respect to the Executive Vice Presidents, personal goals as set forth above under “2012 Incentive Programs-Cash Incentive Program.” However, the levels of net income within the Eligibility Ranges for the 2012 Equity Incentive Program are higher than those established under the 2012 Cash Incentive Program.
If the Company's net income is below the Eligibility Range for the 2012 Equity Incentive Program, no Performance RSUs can be earned under that program. If the Company's net income is within the Eligibility Range, the number of Performance RSUs which the Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company's net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.
For the 2012 Equity Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $99.5 million to $107.3 million of net income and for the Executive Vice Presidents an Eligibility Range of $107.7 million to $109.7 million of net income. If the Company earns net income below the low end of the Eligibility Range, the applicable participant cannot earn Performance RSUs under this program. At $99.5 million of net income, Mr. Black will be eligible to earn up to a value of $178,675 of Performance RSUs; at $107.7 million of net income, each of the Executive Vice Presidents will be eligible to earn up to a value of $50,000 of Performance RSUs. At or above $107.3 million of net income, Mr. Black will be eligible to earn up to a value of $1,965,425 of Performance RSUs; at or above $109.7 million of net income, each of the Executive Vice Presidents will be eligible to earn up to a value of $150,000 of Performance RSUs. Between the low and high ends of the Eligibility Ranges, the value of Performance RSUs which each participant will be eligible to earn will increase as net income increases. The “value” of the Performance RSUs, and the number of Performance RSUs to be granted, will be determined by reference to the closing price of the Company's stock on March 27, 2012.
Negative Discretion
For both of the 2012 Incentive Programs (i.e., the 2012 Cash Incentive Program and the 2012 Equity Incentive Program), the Compensation Committee may exercise negative discretion to reduce the amount of a cash award that otherwise would have been payable to, or to reduce the number of Performance RSUs that would otherwise have been earned by, an Executive Officer at any particular level of net income achieved by the Company, even if the Company's net income is within or above the applicable Eligibility Range or level. In deciding whether, and to what extent, to pay a cash award to, or to certify the earning of Performance RSUs by, an Executive Vice President, an important factor which may be considered by the Compensation Committee in exercising its negative discretion is Mr. Black's evaluation of the individual performance of each Executive Vice President. Generally, Mr. Black makes his recommendation based upon his evaluation of the Executive Vice President's individual contributions to the performance of the Company and such other factors as he may deem relevant. The final determination of the amount of a cash award that will be paid to, or the number of Performance RSUs that will be earned by, each Executive Officer is made by the Compensation Committee; however, the Compensation Committee may not increase the cash award payable to, or the number of Performance RSUs which will be earned by, an Executive Officer above the amount or number that is otherwise applicable at any particular level of net income achieved by the Company.

Employment Contract Amendments
On March 27, 2012, the Compensation Committee of the Company's Board of Directors approved the extension of the employment term of each of the Company's Executive Vice Presidents through February 1, 2014. The Company also extended the employment term of the Company's senior vice president-general counsel through February 1, 2014. Amendments to the employment agreements of such officers are attached to this Annual Report on Form 10-K as Exhibits 10.3(f), 10.5(d), 10.6(f), 10.8(h), and 10.11(e).
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The disclosure required under Item 10, other than the following information concerning our code of ethics, is omitted in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Proposal One - Election of Directors,” “ Executive Compensation and Related Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” if filed by May 28, 2012 (the first business day following 120 days from the close of fiscal year-end 2011) or (b) filing an amendment to this Form 10-K which contains the required information by May 28, 2012.
We have adopted a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission and the NASDAQ Stock Market, which is applicable to, among others, our chief executive officer, chief financial officer, principal accounting officer and other senior financial and reporting persons and our directors. If we make any amendments to the code of ethics for our senior officers, financial and reporting persons or directors (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Securities and Exchange Commission. We have posted our code of ethics on our Internet website at www.josbank.com.

Item 11.	EXECUTIVE COMPENSATION.
The disclosure required under Item 11 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” if filed by May 28, 2012 or (b) filing an amendment to this Form 10-K which contains the required information by May 28, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The disclosure required under Item 12 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” if filed by May 28, 2012 or (b) filing an amendment to this Form 10-K which contains the required information by May 28, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The disclosure required under Item 13 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Transactions with Related Persons” and “Proposal One - Election of Directors” if filed by May 28, 2012 or (b) filing an amendment to this Form 10-K which contains the required information by May 28, 2012.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The disclosure required under Item 14 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the section entitled “Proposal Two - Ratification of Registered Public Accounting Firm” if filed by May 28, 2012 or (b) filing an amendment to this Form 10-K which contains the required information by May 28, 2012.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:
(a) (2) List of Financial Statement Schedules
All required information is included within the Consolidated Financial Statements and the notes thereto.
(a) (3) List of Exhibits

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of February 24, 2011.*(23)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2011 and 2012 Cash and Equity Incentive Programs.*(25)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†

10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†

10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(18)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(25)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)

31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
101.INS	—	XBRL Instance Document. **(25)
101.SCH	—	XBRL Taxonomy Extension Schema Document. **(25)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **(25)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **(25)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. **(25)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **(25)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.
*(17)		Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
*(18)		Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)		Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)		Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)		Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)		Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)		Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

*(25)	—	Filed herewith
**	—
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section.

†		Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 28, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 29, 2011 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Baltimore, MD
March 28, 2012

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 29, 2011 AND JANUARY 28, 2012

	January 29, 2011	January 28, 2012
	(In thousands, except share information)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,979	$87,230
Short-term investments	189,789	240,252
Accounts receivable, net	9,525	15,906
Inventories	233,310	304,655
Prepaid expenses and other current assets	19,494	20,886
Total current assets	533,097	668,929
NONCURRENT ASSETS:
Property, plant and equipment, net	128,603	144,392
Other noncurrent assets	337	291
Total assets	$662,037	$813,612
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,505	$66,664
Accrued expenses	88,165	92,937
Deferred tax liability — current	5,276	8,479
Total current liabilities	124,946	168,080
NONCURRENT LIABILITIES:
Deferred rent	49,279	47,600
Deferred tax liability — noncurrent	4,147	11,973
Other noncurrent liabilities	989	1,025
Total liabilities	179,361	228,678
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par, 45,000,000 shares authorized, 27,622,054 issued and outstanding at January 29, 2011 and 27,827,837 issued and outstanding at January 28, 2012	275	277
Additional paid-in capital	86,792	91,766
Retained earnings	395,531	493,022
Accumulated other comprehensive income (loss)	78	(131)
Total stockholders’ equity	482,676	584,934
Total liabilities and stockholders’ equity	$662,037	$813,612

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 29, 2011 AND JANUARY 28, 2012

	Fiscal Year
	2009	2010	2011
	(In thousands, except per share information)
NET SALES	$770,316	$858,128	$979,852
Cost of goods sold	298,193	320,585	371,577
GROSS PROFIT	472,123	537,543	608,275
OPERATING EXPENSES:
Sales and marketing, including occupancy costs	293,663	326,464	372,268
General and administrative	61,057	69,472	76,600
Total operating expenses	354,720	395,936	448,868
OPERATING INCOME	117,403	141,607	159,407
OTHER INCOME (EXPENSE):
Interest income	375	589	347
Interest expense	(395)	(136)	(312)
Total other income (expense)	(20)	453	35
Income before provision for income taxes	117,383	142,060	159,442
Provision for income taxes	46,228	56,261	61,951
NET INCOME	$71,155	$85,799	$97,491
PER SHARE INFORMATION
Earnings per share:
Basic	$2.59	$3.11	$3.51
Diluted	$2.56	$3.08	$3.49
Weighted average shares outstanding:
Basic	27,452	27,553	27,757
Diluted	27,785	27,851	27,961

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 29, 2011 AND JANUARY 28, 2012

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except share information)
BALANCE, JANUARY 31, 2009	27,436,466	$182	$82,951	$238,668	$12	$321,813
Net income	—	—	—	71,155	—	71,155
Adjustment to minimum pension liability, net of tax effect of $30	—	—	—	—	43	43
Comprehensive income						71,198
Issuance of common stock pursuant to equity compensation plans	90,278	1	233	—	—	234
Income tax benefit from stock compensation plans	—	—	65	—	—	65
BALANCE, JANUARY 30, 2010	27,526,744	183	83,249	309,823	55	393,310
Net income	—	—	—	85,799	—	85,799
Adjustment to minimum pension liability, net of tax effect of $8	—	—	—	—	23	23
Comprehensive income						85,822
Stock dividend transfer of par value	—	91	—	(91)	—	—
Fractional share payments	(542)	—	(21)	—	—	(21)
Equity compensation	—	—	1,252	—	—	1,252
Issuance of common stock pursuant to equity compensation plans	95,852	1	1,012	—	—	1,013
Income tax benefit from stock compensation plans	—	—	1,300	—	—	1,300
BALANCE, JANUARY 29, 2011	27,622,054	275	86,792	395,531	78	482,676
Net income	—	—	—	97,491	—	97,491
Adjustment to minimum pension liability, net of tax effect of $115	—	—	—	—	(209)	(209)
Comprehensive income						97,282
Equity compensation	—	—	2,547	—	—	2,547
Issuance of common stock pursuant to equity compensation plans	205,783	2	544	—	—	546
Income tax benefit from stock compensation plans	—	—	1,883	—	—	1,883
BALANCE, JANUARY 28, 2012	27,827,837	$277	$91,766	$493,022	$(131)	$584,934

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 29, 2011 AND JANUARY 28, 2012

		Fiscal Year
	2009	2010	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,155	$85,799	$97,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,382	24,479	26,101
Loss on disposals of property, plant and equipment	160	357	311
Asset impairment charges	1,554	1,215	294
Non-cash equity compensation	—	1,252	2,547
Increase (decrease) in deferred taxes	(2,537)	2,751	11,029
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,544	(3,665)	(6,381)
(Increase) in inventories	(9,079)	(14,989)	(71,345)
(Increase) decrease in prepaids and other current assets	1,741	(3,459)	(1,392)
Decrease in non-current assets	61	83	46
Increase (decrease) in accounts payable	(11,549)	13,280	35,159
Increase (decrease) in accrued expenses	12,120	1,738	(77)
(Decrease) in deferred rent	(2,890)	(2,574)	(1,679)
Increase (decrease) in other noncurrent liabilities	86	(28)	(288)
Net cash provided by operating activities	84,748	106,239	91,816
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments for capital expenditures	(16,333)	(29,352)	(37,531)
Proceeds from maturities of short-term investments	34,951	169,736	393,424
Payments to acquire short-term investments	(204,687)	(189,789)	(443,887)
Net cash (used in) investing activities	(186,069)	(49,405)	(87,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Income tax benefit from stock compensation plans	65	1,300	1,883
Net proceeds from issuance of common stock	234	1,013	546
Fractional share payments	—	(21)	—
Net cash provided by financing activities	299	2,292	2,429
Net increase (decrease) in cash and cash equivalents	(101,022)	59,126	6,251
CASH AND CASH EQUIVALENTS, beginning of year	122,875	21,853	80,979
CASH AND CASH EQUIVALENTS, end of year	$21,853	$80,979	$87,230

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Jos. A. Bank Clothiers, Inc. is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog call center and Internet) of men's tailored and casual clothing and accessories and is a retailer of tuxedo rental products.
Principles of Consolidation — The consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as “we”, "us" or "our"). All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year — We maintain our accounts on a fifty-two/fifty-three week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 30, 2010, January 29, 2011, and January 28, 2012 each contained fifty-two weeks.
Seasonality — Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2009, 2010 and 2011, we generated approximately 36%, 37% and 35%, respectively, of our annual net sales and approximately 50%, 48% and 45%, respectively, of our annual net income.
Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best information. However, actual results could and probably will differ from those estimates. Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates related to the liability for health care costs, estimates related to the sales returns reserve, estimates related to legal contingencies and estimates related to the realizability of deferred tax assets, among others.
Cash and Cash Equivalents — Cash and cash equivalents totaled $81.0 million and $87.2 million at fiscal year-end 2010 and fiscal year-end 2011, respectively, and include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At fiscal year-end 2011, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term Investments — Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At fiscal year-end 2011, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
Supplemental Cash Flow Information — Interest and income taxes paid were as follows:

	Fiscal Year
	2009	2010	2011
	(In thousands)
Interest paid	$312	$116	$312
Income taxes paid	$44,893	$59,523	$57,206
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
Franchise Fees —We have 15 stores operated by franchisees, representing approximately 3% of our store base. Monthly franchise fees are recognized when earned under the franchise agreements. The fees are based on a percentage of sales generated by the Franchise stores. In addition, the Company sells inventory at a mark-up to the franchisees. Such fees are included in net sales in the Consolidated Statements of Income. Initial franchise fees are fully earned upon execution of the franchise agreements. There are no further obligations on the part of the Company in order to earn the initial franchise fee.

We do not have any controlling interest in any of our franchisees through voting rights or any other means and, in accordance with FASB ASC 810-10, “Consolidation of Variable Interest Entities,” we do not consolidate these entities. We sell inventory to our Franchise stores at prices above cost and the Franchise stores have the right to return some of their inventory to us.
Gift Cards and Certificates — We sell gift cards and gift certificates to individuals and companies. Our incentive gift certificates are used by various companies as a reward for achievement for their employees. We also redeem proprietary gift cards and gift certificates marketed by third-party premium/incentive companies. We record a liability when a gift card/certificate is purchased. As the gift card/certificate is redeemed, we reduce the liability and record revenue. Substantially all of our gift cards/certificates do not have expiration dates and they are all subject to state escheatment laws. Based on historical experience, gift cards/certificates redemptions after the escheatment due date are remote and we recognize any income (also referred to as “breakage”) on these unredeemed gift cards/certificates on a specific identification basis on the escheatment date.
Tuxedo Rental Products — Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, an order is placed with a national distributor who delivers the product to our stores, typically within several days of intended use. The national distributor owns the rental product and charges the company a rental cost for each rental and delivery which is recorded as "Costs of goods sold".
Landlord Contributions — We typically receive reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, we record cash and reduce the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with our policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense, which is consistent with the classification of lease expense. The amortization of deferred rent recognized in the Consolidated Statements of Income was $7.6 million, $8.0 million and $8.2 million in fiscal years 2009, 2010 and 2011, respectively.
Catalog — Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with FASB ASC 720-35, “Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order, which is typically over a six month period. The benefit period is based on historical ordering patterns. At fiscal year-end 2010 and fiscal year-end 2011, the amounts included in prepaid expenses and other current assets related to catalog costs were $1.1 million and $0.8 million, respectively.
Marketing Expenses — Marketing expenses consist of advertising, display, list rental and Internet advertising costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog costs, was approximately $49.5 million, $57.1 million and $70.0 million in fiscal years 2009, 2010 and 2011, respectively. These amounts exclude catalog production costs of approximately $5.7 million, $5.9 million and $6.2 million for fiscal years 2009, 2010 and 2011, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.
Contingent Rental Expense — We have certain store leases that determine all or a portion of their rent based on annual aggregate sales from the respective stores. We recognize contingent rental expense prior to achievement of the specified target that triggers the contingent rental provided that achievement of that target is probable. The amount is recorded on a straight-line basis throughout the year.
Property, Plant and Equipment — Property, plant and equipment are stated at cost. We depreciate and amortize property, plant and equipment on a straight-line basis over the following estimated useful lives:

Asset Class	Estimated Useful Lives
Buildings and improvements	25 years
Equipment	3‑10 years
Furniture and fixtures	10 years
Leasehold improvements	Generally 10 years
We amortize leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2009, 2010 and 2011 was approximately $22.4 million, $24.5 million and $26.1 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal years 2009, 2010 and 2011, we recognized impairment charges of $1.6 million, $1.2 million and $0.3 million, respectively, relating to several stores within our Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2009, 2010 and 2011 were estimated to be $0.3 million, $0.2 million and $0.3 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of the Company's best estimates and the discount rates which we believe are representative of arms-length third-party required rates of return.
Fair Value of Financial Instruments — For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts reflect the market value due to the short-term nature of these accounts. For short-term investments, the carrying amounts reflect the market value due to the short-term maturities of these instruments.
Net Sales — In our Stores segment, net sales are recognized at the point-of-sale. In our Direct Marketing segment, sales are recognized when products are shipped to the customer. We present sales net of sales tax in the accompanying Consolidated Statements of Income. We provide for sales returns based on estimated returns in future periods. The sales return reserves at fiscal years 2009, 2010 and 2011 were $2.0 million, $2.4 million and $2.6 million, respectively, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
Classification of Expenses — Cost of goods sold primarily includes the cost of merchandise, tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Sales and marketing expenses consist primarily of Full-line store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable costs and total Company advertising and marketing expenses. General and administrative expenses consist primarily of corporate and distribution center costs and total company performance based incentive compensation (other than commissions).
Lease Accounting — Most lease agreements provide for monthly rent payments that may change over the lease term. For leases whereby rent payments can be reasonably estimated, rent expense is recorded on a straight-line basis over a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably assured) and the excess of rent expense over cash amounts paid are included in “deferred rent” in the accompanying Consolidated Balance Sheets. For lease agreements with monthly rent payments that cannot be estimated, rent expense is recorded as incurred. Any rent concessions, including landlord contributions, are amortized over the lease term as a reduction of rent expense. The term of the lease begins on the date we have the right to control the use of the leased property, generally approximately six to nine weeks prior to opening the store.
Store Opening Costs — Costs incurred in connection with store start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.
Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes,” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date.
We account for uncertainties in income taxes pursuant to ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. We recognize tax liabilities for uncertain income tax positions (“unrecognized tax benefits”) where an evaluation has indicated that it is more likely than not that the tax positions will not be sustained in an audit. We estimate the unrecognized tax benefits as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. The re-evaluations are based on many factors, including, but not limited to, changes in facts or circumstances, changes in tax law, settled issues as a result of audits, expirations due to statutes of limitations, and new federal or state audit activity. We also recognize accrued interest and penalties related to these unrecognized tax benefits. Changes in these accrued items are included in the provision for income taxes in the Condensed Consolidated Statements of Income.

Earnings Per Share ("EPS") — Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Fiscal Year
	2009	2010	2011
	(In thousands)
Weighted average shares outstanding for basic EPS	27,452	27,553	27,757
Dilutive effect of common stock equivalents	333	298	204
Weighted average shares outstanding for diluted EPS	27,785	27,851	27,961
We use the treasury method for calculating the dilutive effect of common stock equivalents. For fiscal years 2009, 2010 and 2011, there were no anti-dilutive common stock equivalents which were excluded from the calculation of diluted shares.
On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Annual Report on Form 10-K have been adjusted to reflect this stock dividend.
Performance-Based Incentive Plans — Performance-based incentive plans provide annual cash incentive compensation to certain employees based upon, among other things, the attainment of certain annual earnings and performance goals. At each interim quarter-end, we estimate the probability that such goals will be attained based on results-to-date and the likelihood of discretionary payments and record incentive compensation accordingly, based on the projected annual incentive payments.
Equity Compensation — We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards (which represents approximately $2.5 million of the aggregate grant date fair value of $3.4 million for fiscal year 2010 and approximately $2.6 million of the aggregate grant date fair value of $3.2 million for fiscal year 2011), we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for fiscal years 2010 and 2011 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $1.2 million and $2.5 million, respectively, and the tax benefit recognized related to this compensation was $0.5 million and $1.0 million, respectively. There was no share based compensation expense in fiscal year 2009 as all of the stock option awards issued under equity plans existing prior to fiscal year 2010 were fully issued and vested prior to the effective date of ASC 718.
Healthcare Costs — Healthcare claims for eligible participating employees are self-insured by us, subject to certain deductibles and limitations per incident where third-party insurance provides “stop loss” coverage. The liability for healthcare costs includes an estimate for claims incurred but not reported. In estimating this liability, we consider historical claims experience and the timing of the submission of expected claims.
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

Recently Proposed Amendments to Accounting Standards - In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB decided to issue a revised exposure draft; however, deliberations are still ongoing and the timing of the issuance of the revised exposure draft and the issuance of a final standard are uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant negative impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

2.	INVENTORIES:
Inventories as of January 29, 2011 and January 28, 2012, consist of the following:

	January 29, 2011	January 28, 2012
	(In thousands)
Finished goods, net	$222,251	$288,182
Raw materials	11,059	16,473
Total inventories, net	$233,310	$304,655

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets as of January 29, 2011 and January 28, 2012, consist of the following:

	January 29, 2011	January 28, 2012
	(In thousands)
Landlord contributions receivable	$2,783	$3,024
Prepaid rents	4,916	5,389
Prepaid expenses and other current assets	11,795	12,473
Total prepaid expenses and other current assets, net	$19,494	$20,886

4.	PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment as of January 29, 2011 and January 28, 2012, consist of the following:

	January 29, 2011	January 28, 2012
	(In thousands)
Land	$1,819	$1,819
Buildings and improvements	15,053	17,109
Leasehold improvements	132,790	144,761
Furniture and fixtures	85,500	94,992
Equipment and other	51,141	63,521
	286,303	322,202
Less: accumulated depreciation and amortization	(157,700)	(177,810)
Property, plant and equipment, net	$128,603	$144,392
As of fiscal year-end 2010 and fiscal year-end 2011, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $1.8 million and $6.7 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective fiscal year-ends. The net increases in these amounts of $1.2 million and $4.9 million for fiscal years 2010 and 2011, respectively, and the net decrease in fiscal year 2009 of $1.7 million, are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows as these changes are non-cash items.

5.	ACCRUED EXPENSES:
Accrued expenses as of January 29, 2011 and January 28, 2012, consist of the following:

	January 29, 2011	January 28, 2012
	(In thousands)
Accrued compensation and benefits	$24,918	$26,184
Gift cards and certificates payable	15,440	17,805
Accrued federal and state income tax	9,056	2,330
Current portion of deferred rent	9,745	10,238
Accrued advertising expenses	5,667	6,702
Other accrued expenses	23,339	29,678
Total	$88,165	$92,937
Other accrued expenses consist primarily of liabilities related to: accrued franchise fees, sales return reserves, accrued property, plant and equipment additions, sales and property taxes and other accrued costs.

6.	LONG-TERM DEBT AND CREDIT AGREEMENT:
We had no long-term or short-term debt outstanding as of January 29, 2011 or January 28, 2012.
During the past several years and through the first quarter of fiscal year 2010, we maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on our then current cash and short-term investment positions, and projected cash needs and market conditions, we elected not to negotiate a renewal or replacement of the credit facility. As a result, the credit facility expired on April 30, 2010 in accordance with its terms.

7.	INCOME TAXES
The provision for income taxes consisted of the following:

	Fiscal Year
	2009	2010	2011
	(In thousands)
Federal:
Current	$40,638	$43,768	$42,161
Deferred	(2,132)	2,949	10,463
State:
Current	8,158	9,742	8,761
Deferred	(436)	(198)	566
Provision for income taxes	$46,228	$56,261	$61,951
Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2009, 2010 and 2011 to income before provision for income taxes as follows:

	Fiscal Year
	2009	2010	2011
	(In thousands)
Computed federal tax provision at statutory rates	$41,084	$49,721	$55,805
State income taxes, net of federal income tax effect	5,019	6,204	6,063
Non-deductible compensation	—	131	—
Change in tax reserves	32	107	74
Other, net	93	98	9
Provision for income taxes	$46,228	$56,261	$61,951

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of January 29, 2011 and January 28, 2012 are as follows:

	January 29, 2011	January 28, 2012
	(In thousands)
Deferred tax assets:
Current accrued liabilities and other	$7,042	$9,595
Noncurrent lease obligations	15,978	11,053
Noncurrent accrued liabilities and other	448	338
	23,468	20,986
Deferred tax liabilities:
Current inventories	(10,882)	(16,491)
Current prepaid expenses and other current assets	(1,436)	(1,583)
Noncurrent property, plant and equipment	(20,573)	(23,364)
	(32,891)	(41,438)
Net deferred tax liability	$(9,423)	$(20,452)
The following table summarizes the activity related to our unrecognized tax benefits and related accrued interest and penalties for fiscal years 2010 and 2011:

	Fiscal Year
	2010	2011
	(In thousands)
Unrecognized tax benefit, beginning of year	$786	$823
Increases related to current year tax positions	408	210
Settlement of tax positions	(70)	(271)
Expiration of the statue of limitations for the assessment of taxes	(301)	(136)
Unrecognized tax benefit, end of year	$823	$626
In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at January 29, 2011 and January 28, 2012.
The fiscal year 2011 effective income tax rate was 38.9%, as compared with 39.6% for fiscal year 2010. The decrease during fiscal year 2011 was primarily driven by lower state income taxes.
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
Defined Benefit Pension & Post-Retirement Plans — We maintain a noncontributory defined benefit pension plan and a post-retirement benefit plan which cover certain union and nonunion employees. The annual contributions for the pension plan are not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. We do not pre-fund the benefits for the post-retirement benefit plan. The plans provide for eligible employees to receive benefits based principally on years of service. We record the expected cost of these benefits as expense during the years that employees render service.
We account for these plans under FASB ASC 715, “Defined Benefit Plans - Pension,” which requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans, including any unrecognized prior service costs, transition obligations or actuarial gains/losses, as an asset or liability in its balance sheet.
The following table sets forth the plans' benefit obligations, fair value of plan assets, and funded status at January 29, 2011 and January 28, 2012:

	Pension Benefits		Postretirement Benefits

	Fiscal Year		Fiscal Year
	2010	2011	2010	2011
	(In thousands)
Accumulated benefit obligation	$1,207	$1,633	$53	$46
Fair value of plan assets	1,395	1,777	—	—
Funded status	188	144	(53)	(46)
Accrued (prepaid) benefit cost recognized in the balance sheets	$(188)	$(144)	$53	$46

Weighted-average discount rate assumptions used to determine benefit obligations as of January 29, 2011 and January 28, 2012 (the dates of the latest actuarial calculations) were 5.75% and 4.75%, respectively. Weighted-average assumptions used to determine net cost included a discount rate of 6.25%, 6.00% and 5.75% for fiscal years 2009, 2010 and 2011, respectively. The return on plan assets assumption was 7.00% for fiscal years 2009, 2010 and 2011.
Plan assets of our pension benefits as of January 29, 2011 and January 28, 2012 consisted primarily of balanced mutual funds and short-term investment funds.
Pension expense recognized in our statements of income was $0.1 million for each of fiscal years 2009, 2010 and 2011. We contributed $0.1 million and $0.4 million in fiscal years 2010 and 2011, respectively, to the pension plan. We do not expect to be required to contribute significant amounts of cash in fiscal year 2012 to the pension plan.
Profit Sharing Plan — We maintain a defined contribution 401(k) profit sharing plan for our employees. All non-union and certain union employees are eligible to participate in the plan on the first day of the month following three months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. Our contribution to the 401(k) plan is discretionary. Amounts expensed related to the plan were approximately $0.8 million, $0.9 million, and $0.9 million for fiscal years 2009, 2010 and 2011, respectively.
Deferred Compensation Plan — We also maintain a non-qualified deferred compensation plan for certain executives. All assets of the plan are fully subject to our creditors. There were no matching contributions in any of fiscal years 2009, 2010 or 2011, although contributions were made by certain executives. Included in the Consolidated Balance Sheets, within “Prepaid expenses and other current assets” and “Accrued Expenses,” are separate amounts of an equal asset and liability of $2.2 million at fiscal year-end 2010 and $2.5 million at fiscal year-end 2011.

9.	COMMITMENTS AND CONTINGENCIES
On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780 alleging various violations of California wage and labor laws. The Complaint seeks, among other things, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. We intend to defend this lawsuit vigorously.
In addition to the litigation discussed above, we are a party to routine litigation matters that are incidental to our business. From time to time, additional legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities.

The resolution of our litigation matters cannot be accurately predicted and we have not estimated the costs or potential losses, if any, associated with these matters. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.
Employment Agreements and Performance-Based Incentive Compensation — We have employment agreements with certain of our executives expiring at the end of either fiscal January 2013 or fiscal January 2014, with aggregated base compensation of $5.1 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, we have severance obligations to these and certain other executives aggregating up to approximately $4.3 million, not including annual adjustments. These executives are also eligible for additional performance-based incentive payments. In addition, other employees are eligible for incentive-based payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. Performance-based incentive compensation expense (excluding commissions) for all eligible employees was approximately $8.5 million in fiscal year 2009, $9.2 million in fiscal year 2010 and $7.8 million in fiscal year 2011.
Lease Obligations — We have numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals, plus contingent rentals based on sales. Renewal options are available under the majority of the leases.
Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2011, were as follows:

Fiscal Year Ending	Amount
(In thousands)
Fiscal year 2012	$68,828
Fiscal year 2013	64,165
Fiscal year 2014	55,395
Fiscal year 2015	46,079
Fiscal year 2016	38,080
Thereafter	90,806
Total	$363,353
The minimum rentals above do not include additional payments for contingent percentage rent, which is typically based on sales, deferred rent amortization, insurance, property taxes, utilities and other common area maintenance costs that may be due as provided for in the leases.
Total minimum rental expense for operating leases was approximately $52.0 million, $57.0 million and $62.8 million for fiscal years 2009, 2010 and 2011, respectively. Contingent rent expense in fiscal years 2009, 2010 and 2011, which was based on a percentage of net sales at the applicable properties, was approximately $2.2 million, $2.5 million and $3.6 million, respectively.
As of fiscal year-end 2011, we have also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements are $0.2 million in fiscal year 2012, $0.4 million in each of fiscal years 2013, 2014, 2015 and 2016, and $2.4 million thereafter.
Inventories — We ordinarily place orders for the purchases of inventory at least one to two seasons in advance. Approximately 2% of the total product purchases (including piece goods) in fiscal year 2011 were sourced from United States suppliers, and approximately 98% were sourced from suppliers in other countries. In fiscal year 2011, approximately 33% of the total product purchases were from suppliers in China (including Hong Kong), 23% in Mexico, 8% in Bangladesh, 8% in Malaysia, 7% in India and 6% in Sri Lanka. In fiscal year 2011, we purchased approximately 57% of our finished product through a single buying agent who sources the products from various vendors, including those described above. No other country represented more than 5% of total product purchases in fiscal year 2011. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 69% of the raw materials purchased directly by us in fiscal year 2011. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on our specifications.
Other — We have a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives commencing February 1, 2009 at a fee of $0.8 million per year for a period of three years. On November 30, 2010, the consulting agreement was extended from January 31, 2012 to January 26, 2014 with all other terms of the Consulting agreement remaining unchanged. We have an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under Leadbetter's name. The agreement expires in January 2016. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2009, 2010 and 2011 and is expected to be $0.2 million for fiscal year 2012.

10.	INCENTIVE STOCK OPTION AND OTHER EQUITY PLANS:
Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined, for issuance of up to 3.4 million shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of January 29, 2005 (“fiscal year 2004”). In March 2002, the Company adopted an Incentive Plan (the “2002 Plan” and together with the 1994 Plan) which provides for issuance of up to 1.4 million shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of the end of fiscal year 2005. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options generally expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan and the 2002 Plan were fully vested as of the end of fiscal year 2005.
On March 30, 2010, the Board of Directors approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by stockholders at the Company's 2010 annual meeting of stockholders on June 17, 2010.
The principal purposes of the 2010 Plan are to promote the interests of the Company and its stockholders by providing employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. In addition, the 2010 Plan permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (“Section 162(m)”), thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. The 2010 Plan reserves 1.5 million shares of the Company's common stock for issuance pursuant to awards to be granted under the plan. Under the 2010 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and stock and cash-based awards.
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
On March 30, 2010, the Board of Directors also approved the Jos. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a nonqualified, unfunded plan designed to provide a select group of the Company's senior management which includes each of the named executive officers, highly compensated employees, and non-employee directors, with the opportunity to accumulate Company shares (through stock units) by deferring compensation on a pre-tax basis, and to provide the Company with a method of rewarding and retaining these individuals by providing them with a means to defer receipt of cash and shares of Common Stock associated with future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards. The Deferred Compensation Plan reserves 4.5 million shares of the Company's Common Stock for issuance pursuant to distributions under the plan. At January 29, 2011 and January 28, 2012, 2,100 and 26,500 stock units, respectively, were outstanding under this plan.

Changes in options outstanding that were issued under the 1994 and 2002 Plans were as follows:

	Fiscal Year 2009		Fiscal Year 2010		Fiscal Year 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except per share information)
Outstanding at beginning of year	491	$6.10	401	$6.89	305	$5.73
Granted	—	$—	—	$—	—	$—
Exercised	(90)	$2.59	(96)	$10.57	(196)	$4.92
Canceled	—	$—	—	$—	—	$—
Outstanding at end of year	401	$6.89	305	$5.73	109	$7.18
The following table summarizes information about stock options outstanding and exercisable as of January 28, 2012 that were issued under the 1994 and 2002 Plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life per Share	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(In thousands, except per share and year information)
$0 - $5.00	—	—	$—	—	$—
$5.01 - $10.00	102	1.12	$6.59	102	$6.59
$15.01 - $20.00	7	3.14	$15.86	7	$15.86
Total	109	1.25	$7.18	109	$7.18
During fiscal year 2011, we granted 66,000 restricted stock units (“RSUs”) (representing whole units) under the 2010 Plan to certain of our officers and to the members of the Board of Directors at a weighted-average grant date fair value of $48.88, and an aggregate fair value of approximately $3.2 million. During fiscal year 2010, we granted 86,100 RSUs under this plan to this same group at a weighted-average grant date fair value of $39.72 and an aggregate fair value of approximately $3.4 million. The grant date fair value is based on the shares granted and the quoted price of the Company's Common Stock on the date of grant. The grants to the officers are intended to qualify under Section 162(m).
A summary of our nonvested RSU activity during fiscal years 2010 and 2011 is presented below:

	Fiscal Year 2010		Fiscal Year 2011
Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share information)
Nonvested at beginning of year	—	$—	86	$39.72
Granted	86	$39.72	66	$48.88
Vested	—	$—	(42)	$39.72
Forfeited	—	$—	—	$—
Nonvested at end of year	86	$39.72	110	$45.22
As of January 28, 2012, there was unrecognized compensation expense related to nonvested RSUs of approximately $3.0 million, which is expected to be recognized over a weighted average period of 1.8 years. As of January 28, 2012, the intrinsic value of nonvested RSUs was $5.3 million based on a share price of $48.06. The total value of RSUs that vested during fiscal year 2011 was $2.0 million.

Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options or the issuance of other awards in excess of the deferred tax asset attributable to stock compensation expense for such equity awards. In accordance with ASC 718 such realized tax benefits are presented as part of cash flows from financing activities. For fiscal years 2009, 2010 and 2011, tax benefits realized from stock equity awards totaled $0.1 million, $1.3 million and $1.9 million, respectively.

11.	RIGHTS AGREEMENT:
We maintain a Rights Agreement in which preferred stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of outstanding Common Stock held as of the close of business on September 20, 2007. This Rights Agreement has an outside expiration date of September 20, 2017 and replaced a similar agreement which expired on September 19, 2007. The number of Rights associated with each share of Common Stock will be proportionally adjusted in connection with any stock split or stock dividends issued by in accordance with the Rights Agreement. In addition, the Rights Agreement provides that at the time Rights certificates evidencing the Rights are to be issued, we will not be required to issue Rights certificates that evidence fractional Rights. In lieu of such fractional Rights, we will pay to the persons to which fractional Rights would otherwise be issuable, an amount in cash equal to the fraction of the market value of a whole Right.
Each Right will entitle stockholders to buy one 1/100th of a share of Series A Junior Participating Preferred Stock of Jos. A. Bank at an exercise price of $200. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of our outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20 percent or more of our outstanding Common Stock.
If any person becomes the beneficial owner of 20 percent or more of our outstanding common stock (without the approval of the board of directors), or if a holder of 20 percent or more of our Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Junior Participating Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if we are involved in a merger or other business combination transaction with another person after which our Common Stock does not remain outstanding, or sell 50 percent or more of our assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights. We will generally be entitled to redeem the Rights at $0.01 per Right at any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the Final Expiration Date (as such terms are defined in the Rights Agreement).

12.	SEGMENT REPORTING:
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Outlet and Factory stores (“Full-line Stores”). The Direct Marketing segment includes the catalog call center and the Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
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

Segment data is presented in the following tables:
Fiscal Year 2009

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$689,408	$68,640	$12,268	$770,316
Depreciation and amortization	19,613	213	2,556	22,382
Operating income (loss) (b)	155,190	27,445	(65,232)	117,403
Capital expenditures (c)	12,360	2,077	1,896	16,333
Fiscal Year 2010

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$754,342	$85,410	$18,376	$858,128
Depreciation and amortization	20,786	558	3,135	24,479
Operating income (loss) (b)	182,659	31,870	(72,922)	141,607
Capital expenditures (c)	19,340	1,244	8,768	29,352
Fiscal Year 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$854,322	$97,924	$27,606	$979,852
Depreciation and amortization	21,465	651	3,985	26,101
Operating income (loss) (b)	203,553	32,887	(77,033)	159,407
Capital expenditures (c)	25,522	401	11,608	37,531
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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $9.7 million, $13.0 million and $17.9 million for fiscal years 2009, 2010 and 2011, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

13.	RELATED PARTY TRANSACTIONS:
On September 9, 2008, the Company and Mr. Wildrick entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which the Company retained Mr. Wildrick to consult on matters of strategic planning and initiatives for a term of three years commencing February 1, 2009 at a fee of $0.8 million per year. On November 30, 2010, those members of the Board who are “independent directors” in accordance with the Nasdaq Rules met in executive session and approved an amendment to the Consulting Agreement. As Mr. Wildrick is the Chairman of the Board and the amendment constituted a related party transaction, generally the Audit Committee would have been responsible for evaluating the transaction. The Board instead met in executive session in order to increase the number of independent directors who participated in the decision. The First Amendment to Consulting Agreement extended the term of the Consulting Agreement to January 26, 2014. All other terms of the Consulting Agreement were unchanged.
The Consulting Agreement includes an agreement by Mr. Wildrick not to compete with the Company or to solicit its customers or employees during its term. The Consulting Agreement also provides for the acceleration of payments due thereunder to Mr. Wildrick in connection with certain termination events. If Mr. Wildrick's services are terminated by the Company without “cause” (as defined below), the Company will be obligated to pay Mr. Wildrick the balance of amounts due under the Consulting Agreement for its remaining term as and when such payments would otherwise be due. If Mr. Wildrick's services are terminated by the Company with “cause,” the Company will be obligated to pay Mr. Wildrick the unpaid, prorated amount of the consulting fees payable through the date of termination. For purposes of the Consulting Agreement, “cause” means: (a) the conviction of Mr. Wildrick of a felony involving money or other property of the Company or any other felony or offense involving moral turpitude; or (b) the willful commission of any act of fraud or misrepresentation related to the business of the Company which would materially and negatively impact the Company. If within ninety (90) days following a change of control of the Company (defined consistently with Mr. Black's employment agreement), Mr. Wildrick exercises his right to terminate the Consulting Agreement or the Company terminates the Consulting Agreement based on a default thereunder by Mr. Wildrick, the Company will pay Mr. Wildrick a lump sum equal to the balance of amounts due under the Consulting Agreement for its remaining term.
The Company's policy regarding related party transactions is set forth in the Audit Committee's charter and in the Company's Corporate Governance Standards (both of which are available on our website at www.josbank.com). As used herein and therein, “related party transactions” are transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K of the Securities and Exchange Commission. Item 404(a) generally requires disclosure of transactions in which the Company is a participant, the amount involved exceeds $120,000 and in which any related person (such as an executive officer, director, director nominee, or 5% stockholder of the Company or any family member of the foregoing) has a direct or indirect material interest. Except as otherwise set forth below, the Audit Committee shall review each related party transaction to determine whether it is fair and reasonable to the Company. Notwithstanding the foregoing, in lieu of the Committee so doing, the determination of whether a related party transaction is fair and reasonable to the Company may be made by the members of the Board who are independent directors. The Company will enter into or ratify a related party transaction only if the Committee or the independent directors, as the case may be, determines that it is fair and reasonable to the Company. In the event a related party transaction is entered into without prior approval as set forth in the Company's related party transaction policy and, after review by the Committee or the independent directors, as the case may be, such transaction is not determined to be fair and reasonable to the Company, the Company will make all reasonable efforts to cancel or annul such transaction. The First Amendment to Consulting Agreement was ratified by the independent directors in accordance with the foregoing procedures.

14.	QUARTERLY FINANCIAL INFORMATION (Unaudited):
Summarized quarterly financial information in fiscal years 2010 and 2011 as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share information)
Fiscal Year 2010
Net sales	$178,125	$188,412	$173,268	$318,323	$858,128
Gross profit	113,316	118,330	110,839	195,058	537,543
Operating income	26,061	27,407	20,457	67,682	141,607
Net income	15,808	16,479	12,563	40,949	85,799
Diluted income per common share (a)	$0.57	$0.59	$0.45	$1.47	$3.08

Fiscal Year 2011
Net sales	$193,270	$230,662	$209,635	$346,285	$979,852
Gross profit	125,313	143,907	131,252	207,803	608,275
Operating income	29,037	34,598	24,217	71,555	159,407
Net income	17,810	20,554	14,982	44,145	97,491
Diluted income per common share (a)	$0.64	$0.74	$0.54	$1.58	$3.49
_________________________________________

(a)	Per common share amounts for the quarters and the full year have been calculated separately. Accordingly, quarterly amounts may not add to the full year amount because of the effects of rounding.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOS. A. BANK CLOTHIERS, INC. (Registrant)
		By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated:	March 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. NEAL BLACK	Director, President and Chief Executive Officer	March 28, 2012
(Principal Executive Officer)

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	March 28, 2012
(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT N. WILDRICK	Director, Chairman of the Board	March 28, 2012

/s/ ANDREW A. GIORDANO	Director, Chairman Emeritus and Lead Independent Director	March 28, 2012

/s/ JAMES H. FERSTL	Director	March 28, 2012

/s/ WILLIAM E. HERRON	Director	March 28, 2012

/s/ HENRY HOMES, III	Director	March 28, 2012

/s/ SIDNEY H. RITMAN	Director	March 28, 2012

Exhibits Index

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of February 24, 2011.*(23)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2011 and 2012 Cash and Equity Incentive Programs.*(25)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(18)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†

10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(25)
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
101.INS	—	XBRL Instance Document. **(25)
101.SCH	—	XBRL Taxonomy Extension Schema Document. **(25)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **(25)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **(25)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. **(25)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **(25)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(18)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†

10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(25)
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
101.INS	—	XBRL Instance Document. **(25)
101.SCH	—	XBRL Taxonomy Extension Schema Document. **(25)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **(25)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **(25)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. **(25)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **(25)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.

10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated March 1, 2009, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(18)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†

10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(25)
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(25)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(25)
101.INS	—	XBRL Instance Document. **(25)
101.SCH	—	XBRL Taxonomy Extension Schema Document. **(25)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **(25)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **(25)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. **(25)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **(25)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998.
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001.
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002.
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002.
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005.
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006.
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007.
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007.
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008.
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Filed herewith
**	—
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section.

†	—	Exhibit represents a management contract or compensatory plan or arrangement.