Form 10-Q
period 2012-04-28
BANK JOS A CLOTHIERS INC /DE/
filed 2012-05-30
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012.
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 23, 2012
Common Stock, $.01 par value	27,836,804

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of our growth strategy, including our ability to finance our expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs, including compliance with relevant legal requirements, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011 and this Quarterly Report on Form 10-Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	April 30, 2011	April 28, 2012
	(In thousands, except per share information)
Net sales	$193,270	$201,354
Cost of goods sold	67,957	73,593
Gross profit	125,313	127,761
Operating expenses:
Sales and marketing, including occupancy costs	78,852	85,762
General and administrative	17,424	17,591
Total operating expenses	96,276	103,353
Operating income	29,037	24,408
Other income (expense):
Interest income	132	68
Interest expense	(3)	(12)
Total other income (expense)	129	56
Income before provision for income taxes	29,166	24,464
Provision for income taxes	11,356	9,632
Net income	$17,810	$14,832
Per share information:
Earnings per share:
Basic	$0.64	$0.53
Diluted	$0.64	$0.53
Weighted average shares outstanding:
Basic	27,622	27,831
Diluted	27,928	27,995
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 28, 2012	April 28, 2012
	(In thousands)
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,230	$30,371
Short-term investments	240,252	233,564
Accounts receivable, net	15,906	19,309
Inventories:
Finished goods	288,182	332,832
Raw materials	16,473	18,060
Total inventories	304,655	350,892
Prepaid expenses and other current assets	20,886	25,545
Total current assets	668,929	659,681
NONCURRENT ASSETS:
Property, plant and equipment, net	144,392	142,671
Other noncurrent assets	291	280
Total assets	$813,612	$802,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,664	$52,058
Accrued expenses	92,937	83,297
Deferred tax liability — current	8,479	8,483
Total current liabilities	168,080	143,838
NONCURRENT LIABILITIES:
Deferred rent	47,600	46,073
Deferred tax liability — noncurrent	11,973	11,314
Other noncurrent liabilities	1,025	1,400
Total liabilities	228,678	202,625
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	277	277
Additional paid-in capital	91,766	92,007
Retained earnings	493,022	507,854
Accumulated other comprehensive income (loss)	(131)	(131)
Total stockholders’ equity	584,934	600,007
Total liabilities and stockholders’ equity	$813,612	$802,632
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2011	April 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$17,810	$14,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,246	6,820
Loss on disposals of property, plant and equipment	61	42
Non-cash equity compensation	558	599
Increase (decrease) in deferred taxes	418	(655)
Net (increase) in operating working capital and other components	(37,978)	(78,890)
Net cash (used in) operating activities	(12,885)	(57,252)
Cash flows from investing activities:
Capital expenditures	(5,592)	(5,937)
Proceeds from maturities of short-term investments	179,814	118,958
Payments to acquire short-term investments	(158,979)	(112,270)
Net cash provided by investing activities	15,243	751
Cash flows from financing activities:
Income tax benefit from equity compensation plans	61	14
Net proceeds from issuance of common stock	67	—
Tax payments related to equity compensation plans	—	(372)
Net cash provided by (used in) financing activities	128	(358)
Net increase (decrease) in cash and cash equivalents	2,486	(56,859)
Cash and cash equivalents — beginning of period	80,979	87,230
Cash and cash equivalents — end of period	$83,465	$30,371
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
Each fiscal year noted above consists of 52 weeks except fiscal year 2012, which consists of 53 weeks.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2011.

2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At April 28, 2012, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At April 28, 2012, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

Inventories - We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. We capitalize into inventory certain warehousing and freight delivery costs associated with shipping our merchandise to the point of sale. We periodically review quantities of inventories on hand and compare these amounts to the expected sales of each product. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to estimated net realizable value.

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

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the first quarter of fiscal years 2011 and 2012 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.5 million and $0.6 million, respectively. For the first quarter of fiscal years 2011 and 2012 the tax benefit recognized related to this compensation was $0.2 million for each period.

Recently Issued Accounting Standards - In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2011 did not have a material impact on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards - In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the timing of the issuance of the revised exposure draft and the issuance of a final standard are uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	April 30, 2011	April 28, 2012
	(In thousands)
(Increase) in accounts receivable	$(4,924)	$(3,403)
(Increase) in inventories	(28,568)	(46,237)
(Increase) in prepaids and other assets	(4,146)	(4,648)
Increase (decrease) in accounts payable	15,250	(14,606)
(Decrease) in accrued expenses	(16,131)	(8,844)
Increase (decrease) in deferred rent and other noncurrent liabilities	541	(1,152)
Net (increase) in operating working capital and other components	$(37,978)	$(78,890)
Interest and income taxes paid were as follows:

	Three Months Ended
	April 30, 2011	April 28, 2012
	(In thousands)
Interest paid	$2	$12
Income taxes paid	$23,460	$18,817
As of April 30, 2011 and April 28, 2012, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $6.1 million and $5.9 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the respective period-ends. The net increase of $4.4 million for the first quarter of fiscal year 2011 and the net decrease of $0.8 million for the first quarter of fiscal year 2012 are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended
	April 30, 2011	April 28, 2012
	(In thousands)
Weighted average shares outstanding for basic EPS	27,622	27,831
Dilutive effect of common stock equivalents	306	164
Weighted average shares outstanding for diluted EPS	27,928	27,995

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the first quarter of fiscal years 2011 and 2012, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the first quarter of fiscal year 2012 was 39.4% as compared with 38.9% for the first quarter of fiscal year 2011. The rate increase for the first quarter of fiscal year 2012 was primarily driven by an increase in the liability for unrecognized benefits, partially offset by lower state income taxes.

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
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Outlet and Factory stores (“Full-line Stores”). The Direct Marketing segment includes our catalog call center and Internet operations. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
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

Segment data is presented in the following tables:
Three months ended April 28, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$174,763	$18,545	$8,046	$201,354
Depreciation and amortization	5,535	174	1,111	6,820
Operating income (loss) (b)	36,137	6,187	(17,916)	24,408
Capital expenditures (c)	4,639	57	1,241	5,937
Three months ended April 30, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$169,855	$18,724	$4,691	$193,270
Depreciation and amortization	5,212	177	857	6,246
Operating income (loss) (b)	38,769	7,541	(17,273)	29,037
Capital expenditures (c)	4,931	8	653	5,592
_________________________________________

(a)
Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from operating segments below the GAAP quantitative thresholds are attributable primarily to our two other operating segments -- Outlet and Factory stores and Franchise stores. These operating segments have never met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $2.9 million and $2.8 million for the first quarter of fiscal years 2011 and 2012, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. We intend to defend this lawsuit vigorously.
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a Class Action Complaint against the Company in the United States District Court for the District of New Jersey (Case 2:33-av-00001) alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Complaint alleges, the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. We intend to defend this lawsuit vigorously.

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

The information that follows should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2011.

Overview - For the first quarter of fiscal year 2012, our net income was $14.8 million, a decrease of 16.7% as compared with $17.8 million for the first quarter of fiscal year 2011. We earned $0.53 per diluted share in the first quarter of fiscal year 2012 as compared with $0.64 per diluted share in the first quarter of fiscal year 2011. As such, diluted earnings per share decreased 17.2% as compared with the prior year period. The results of the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011, were primarily driven by:

•
4.2% increase in net sales, driven by a 2.9% increase in the Stores segment sales, which includes the impact of new stores opened, a 1.0% decrease in the Direct Marketing segment sales and a 71.5% increase in the Corporate and Other segment sales, due primarily to the impact of new Factory stores;

•	1.0% decrease in comparable store sales;

•	130 basis point decrease in gross profit margins as a result of higher mark-downs and lower initial mark-ups due primarily to higher sourcing costs;

•
180 basis point increase in sales and marketing costs as a percentage of sales driven primarily by higher advertising and marketing, Stores and Direct Marketing payroll and occupancy costs as a percentage of sales, partially offset by lower other variable selling costs as a percentage of sales; and

•
30 basis point decrease in general and administrative costs as a percentage of sales driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions) and other corporate overhead costs as a percentage of sales, partially offset by higher distribution center costs as a percentage of sales.

As of the end of the first quarter of fiscal year 2012, we had 559 stores, consisting of 518 Company-owned Full-line Stores, 26 Company-owned Outlet and Factory stores and 15 stores owned and operated by franchisees. We opened 3 stores in the first quarter of fiscal year 2012, including 1 new Factory store. In the past five years, we have opened 191 stores. Specifically, there were 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010 and 53 new stores opened in fiscal year 2011. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

We expect to open approximately 45 to 50 stores in fiscal year 2012, including the 3 stores opened in the first quarter of fiscal year 2012. This range also includes approximately 10 Factory stores. Currently, we believe that the chain can be grown to approximately 600 Full-line Stores and 50 to 75 Factory stores in the United States, depending on our performance over the next several years and the development of the Factory store concept, among other factors. Based on the results of the stores opened in the past several years and our analysis of the U.S. real estate market, among other factors, we expect to update the estimate of future store opening opportunities sometime in 2012.

Capital expenditures in fiscal year 2012 are expected to be approximately $35 million to $38 million, primarily to fund the opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $6.0 million to $7.0 million is expected to be reimbursed through landlord contributions.

From the end of the first quarter of fiscal year 2011 to the end of the first quarter of fiscal year 2012, inventory increased $89.0 million or 34.0% due primarily to new store openings, higher inventory sourcing costs, carryover of cold weather inventory from fiscal year 2011 due to lower than planned sales as a result of the effects of the warmer winter weather and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011). We are adjusting our future purchases of cold weather inventory for the third and fourth quarters of fiscal year 2012. As a result, through at least the second quarter of fiscal year 2012, we expect total inventories to increase at a similar rate to the first quarter. We expect the rate of inventory growth by the end of fiscal year 2012 to be approximately 15% to 20%, depending on sales and other factors in fiscal year 2012.
Critical Accounting Policies and Estimates - In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2011.

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

To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through the Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $1.8 million and $1.6 million in fiscal year 2010 and fiscal year 2011, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first quarter of fiscal year 2012 or the first quarter of fiscal year 2011.

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

Recently Issued Accounting Standards. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2011 did not have a material impact on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the timing of the issuance of the revised exposure draft and the issuance of a final standard are uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Three Months Ended
	April 30, 2011	April 28, 2012
Net sales	100.0%	100.0%
Cost of goods sold	35.2	36.5
Gross profit	64.8	63.5
Sales and marketing expenses	40.8	42.6
General and administrative expenses	9.0	8.7
Total operating expenses	49.8	51.3
Operating income	15.0	12.1
Total other income	0.1	—
Income before provision for income taxes	15.1	12.1
Provision for income taxes	5.9	4.8
Net income	9.2%	7.4%
Net Sales — Net sales increased 4.2% to $201.4 million in the first quarter of fiscal year 2012 as compared with $193.3 million in the first quarter of fiscal year 2011. The total sales increase includes an increase in the Stores segment sales of 2.9% for the first quarter of fiscal year 2012, driven primarily by sales from new stores, partially offset by a decrease in comparable store sales. Comparable store sales decreased 1.0% for the first quarter of fiscal year 2012. This decrease in comparable store sales for the first quarter of fiscal year 2012 was primarily due to lower traffic (as measured by number of transactions). The decline was also partially due to the warmer winter weather which resulted in lower sales of outerwear and cold weather merchandise during the first quarter of fiscal year 2012. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.

Direct Marketing segment sales decreased 1.0% for the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011, driven primarily by a decrease in catalog call center sales, partially offset by a slight increase in the Internet channel, which represents the primary portion of this reportable segment. The increase in the Internet channel for the first quarter of fiscal year 2012 was primarily the result of higher website traffic, partially offset by lower average order values and conversion rates.
Of the major product categories, dress shirts generated strong unit sales growth and suits and sportswear generated slight unit sales growth, while other tailored clothing (which includes sportcoats, blazers and dress pants) unit sales declined during the first quarter of fiscal year 2012.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	April 30, 2011		April 28, 2012
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	506	2,282	556	2,474
Stores opened	9	43	3	12
Stores closed	—	—	—	—
Stores open at the end of the period	515	2,325	559	2,486

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

Gross profit totaled $127.8 million or 63.5% of net sales in the first quarter of fiscal year 2012, as compared with $125.3 million or 64.8% of net sales in the first quarter of fiscal year 2011, an increase in gross profit dollars of approximately $2.5 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 130 basis points. The decrease in gross profit margin for the first quarter was due to higher mark-downs as compared to the prior year period as a result of increased promotional activity and lower initial mark-ups due primarily to higher sourcing costs.

As stated in our Annual Report on Form 10-K for fiscal year 2011, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices on these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2012. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $85.8 million or 42.6% of sales in the first quarter of fiscal year 2012 from $78.9 million or 40.8% of sales in the first quarter of fiscal year 2011. The increase as a percentage of sales for the first quarter of fiscal year 2012 was driven largely by advertising and marketing costs increasing at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to last year. In addition, Stores and Direct Marketing payroll and benefits and occupancy costs increased as a percentage of sales due primarily to the additional costs of the new stores and the lower sales growth. These increases were partially offset by lower other variable selling costs as a percentage of sales due primarily to lower credit card processing fees.

The increase in sales and marketing expenses relates primarily to the opening of 47 new stores and the closing of three stores since the end of the first quarter of fiscal year 2011 and sales growth. For the first quarter of fiscal year 2012, the net increase of approximately $6.9 million compared with the first quarter of fiscal year 2011 consists of a) $2.6 million related to additional Stores and Direct Marketing payroll and benefits costs, b) $2.4 million related to additional occupancy costs, and c) $2.1 million related to advertising and marketing expenses, partially offset by lower other variable selling costs of $0.2 million. We expect sales and marketing expenses to increase for the remainder of fiscal year 2012 as compared to fiscal year 2011 primarily as a result of our anticipated opening of 45 to 50 new stores in fiscal year 2012, the full year operation of stores that were opened during fiscal year 2011, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses - General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $17.6 million and $17.4 million for the first quarter of fiscal years 2012 and 2011, respectively. As a percent of net sales, G&A expenses were 8.7% and 9.0% for the first quarter of fiscal years 2012 and 2011, respectively. The lower level of expenses as a percentage of sales for the first quarter of fiscal year 2012 was driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions) and other corporate overhead costs as a percentage of sales, partially offset by higher distribution center costs as a percentage of sales.

For the first quarter of fiscal year 2012, the increase of approximately $0.2 million compared with the first quarter of fiscal year 2011 was due to a) $0.6 million of higher distribution center costs, and b) $0.1 million of higher professional fees (including outsourced services), partially offset by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions) and group medical costs of $0.5 million. We expect G&A expenses to increase for the remainder of fiscal year 2012 as compared to fiscal year 2011 primarily as a result of growth in the business.

Other Income (Expense) - Other income (expense) for the first quarter of fiscal year 2012 was less than $0.1 million of income compared to $0.1 million of income for the first quarter of fiscal year 2011. The decrease in the first quarter of fiscal year 2012 compared to the same period of fiscal year 2011 was due primarily to lower market interest rates in fiscal year 2012 on cash and short-term investments, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2012 period.

Income Taxes - The effective income tax rate for the first quarter of fiscal year 2012 was 39.4% as compared with 38.9% for the first quarter of fiscal year 2011. The rate increase for the first quarter of fiscal year 2012 was primarily driven by an increase in the liability for unrecognized benefits, partially offset by lower state income taxes.

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

Seasonality - Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling season have resulted in sales and profits generated during the fourth quarter being the largest quarter of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2009, 2010 and 2011, we generated approximately 36%, 37% and 35%, respectively, of our annual net sales and approximately 50%, 48% and 45%, respectively, of our annual net income.

Liquidity and Capital Resources - Our principal sources of liquidity are our cash from operations, cash and cash equivalents and short-term investments. These sources of liquidity are used for our ongoing cash requirements.

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	April 30, 2011	April 28, 2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(12,885)	$(57,252)
Investing activities	15,243	751
Financing activities	128	(358)
Net increase (decrease) in cash and cash equivalents	$2,486	$(56,859)

Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. The following table summarizes our cash and cash equivalents and short-term investments and debt balances balances as of the respective period ends:

	April 30, 2011	January 28, 2012	April 28, 2012
	(In thousands)
Cash and cash equivalents	$83,465	$87,230	$30,371
Short-term investments	168,954	240,252	233,564
Total	$252,419	$327,482	$263,935

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through April 28, 2012 are discussed below.

Cash used in our operating activities of $57.3 million in the first quarter of fiscal year 2012 was primarily the result of an increase in operating working capital and other components of $78.9 million, partially offset by net income of $14.8 million and depreciation and amortization and other non-cash items of $6.8 million. The increase in operating working capital and other components included the following:

•
an increase in inventory of $46.2 million primarily as a result of the replenishment of units sold in fiscal 2011, higher inventory sourcing costs, a buildup of core product inventory levels (which we started in the second half of fiscal year 2011) and unsold cold weather inventory;

•	an decrease in accounts payable of $14.6 million due primarily to the timing of payments to vendors;

•
a reduction in accrued expenses totaling $8.8 million (excluding accrued property, plant and equipment) related primarily to the payment of incentive compensation and income taxes that had been accrued at the end of fiscal year 2011;

•
an increase in accounts receivable of $3.4 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the first quarter of fiscal year 2012 as compared with the end of fiscal year 2011; and

•	an increase in prepaid and other assets of $4.6 million due primarily to an increase in prepaid income taxes.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
From the end of the first quarter of fiscal year 2011 to the end of the first quarter of fiscal year 2012, inventory increased $89.0 million or 34.0% due primarily to new store openings, higher inventory sourcing costs, carryover of cold weather inventory from fiscal year 2011 due to lower than planned sales as a result of the effects of the warmer winter weather and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011). We are adjusting our future purchases of cold weather inventory for the third and fourth quarters of fiscal year 2012. As a result, through at least the second quarter of fiscal year 2012, we expect total inventories to increase at a similar rate to the first quarter. We expect the rate of inventory growth by the end of fiscal year 2012 to be approximately 15% to 20%, depending on sales and other factors in fiscal year 2012.
Cash provided by investing activities of $0.8 million for the first quarter of fiscal year 2012 relates to $6.7 million of net maturities of short-term investments, partially offset by $5.9 million of payments for capital expenditures, as described below.

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

We spent approximately $5.9 million on capital expenditures in the first quarter of fiscal year 2012 primarily related to payments for the stores opened or being constructed during the first quarter of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2011 related to stores opened and the expansion of our distribution capacity in fiscal year 2011. For the stores opened, renovated and relocated in the first quarter of fiscal year 2012, we negotiated approximately $0.4 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2012 and 2011.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2011	Amounts Collected in Fiscal Year 2012	Amounts Outstanding April 28, 2012
	(In thousands )
Full Fiscal Year 2011 Store Openings, Renovations and Relocations (47 Stores)	$6,758	$3,901	$1,982	$875
First Three Months of Fiscal Year 2012 Store Openings, Renovations and Relocations (3 Stores)	365	—	63	302
	$7,123	$3,901	$2,045	$1,177

The outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal year 2011 and fiscal year 2012 are primarily expected to be received within the next 12 months.

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

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first three months of fiscal year 2012 unless otherwise indicated.

Contractual Obligations and Commercial Commitments	Payments Due by Fiscal Year
	(In thousands)
	2012	2013-2015	2016-2017	Beyond 2017	Total(f)
Operating lease obligations (a) (b)	$68,904	$172,559	$72,697	$70,039	$384,199
Inventory purchase commitments (c)	258,021	5,289	—	—	263,310
Related party agreement (d)	825	825	—	—	1,650
License agreement (e)	165	495	—	—	660
Total	327,915	179,168	72,697	70,039	649,819
___________________________

(a)	Includes various lease agreements signed prior to April 28, 2012 for stores to be opened and equipment placed in service subsequent to April 28, 2012.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2013 for which purchase orders have been issued or other commitments have been made to vendors as of April 28, 2012.

(d)	Relates to a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Relates to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)
The total does not include obligations for unrecognized tax benefits and related penalties and interest of $0.8 million which have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At April 28, 2012, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $2.8 million in fiscal year 2011.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of April 28, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of April 28, 2012.
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

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. We intend to defend this lawsuit vigorously.
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a Class Action Complaint against the Company in the United States District Court for the District of New Jersey (Case 2:33-av-00001) alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Complaint alleges, the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. We intend to defend this lawsuit vigorously.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2011.

Item 6.	Exhibits
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	May 30, 2012	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.