Form 10-Q
period 2012-07-28
BANK JOS A CLOTHIERS INC /DE/
filed 2012-08-29
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 22, 2012
Common Stock, $.01 par value	27,925,954

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending, including negative changes to consumer confidence and other recessionary pressures, higher energy and security costs, the successful implementation of our growth strategy, including our ability to finance our expansion plans, the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials such as wool and cotton, seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs, including compliance with relevant legal requirements, the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011 and subsequent Quarterly Reports on Form 10-Q ("Form 10Q"), including this Form 10Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012
	(In thousands, except per share information)
Net sales	$230,662	$260,343	$423,932	$461,697
Cost of goods sold	86,755	107,457	154,712	181,050
Gross profit	143,907	152,886	269,220	280,647
Operating expenses:
Sales and marketing, including occupancy costs	88,120	96,190	166,972	181,952
General and administrative	21,189	19,580	38,613	37,171
Total operating expenses	109,309	115,770	205,585	219,123
Operating income	34,598	37,116	63,635	61,524
Other income (expense):
Interest income	83	101	215	169
Interest expense	(18)	(5)	(21)	(17)
Total other income (expense)	65	96	194	152
Income before provision for income taxes	34,663	37,212	63,829	61,676
Provision for income taxes	14,109	14,054	25,465	23,686
Net income	$20,554	$23,158	$38,364	$37,990
Per share information:
Earnings per share:
Basic	$0.74	$0.83	$1.39	$1.36
Diluted	$0.74	$0.83	$1.37	$1.36
Weighted average shares outstanding:
Basic	27,749	27,885	27,686	27,858
Diluted	27,958	28,004	27,944	28,000
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 28, 2012	July 28, 2012
	(In thousands)
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,230	$58,698
Short-term investments	240,252	233,509
Accounts receivable, net	15,906	22,613
Inventories:
Finished goods	288,182	332,404
Raw materials	16,473	18,562
Total inventories	304,655	350,966
Prepaid expenses and other current assets	20,886	20,067
Total current assets	668,929	685,853
NONCURRENT ASSETS:
Property, plant and equipment, net	144,392	142,829
Other noncurrent assets	291	283
Total assets	$813,612	$828,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,664	$48,973
Accrued expenses	92,937	90,050
Deferred tax liability — current	8,479	8,485
Total current liabilities	168,080	147,508
NONCURRENT LIABILITIES:
Deferred rent	47,600	44,642
Deferred tax liability — noncurrent	11,973	11,184
Other noncurrent liabilities	1,025	1,422
Total liabilities	228,678	204,756
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	277	278
Additional paid-in capital	91,766	93,050
Retained earnings	493,022	531,012
Accumulated other comprehensive income (loss)	(131)	(131)
Total stockholders’ equity	584,934	624,209
Total liabilities and stockholders’ equity	$813,612	$828,965
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 30, 2011	July 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$38,364	$37,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,595	13,746
Loss on disposals of property, plant and equipment	122	119
Non-cash equity compensation	1,369	1,434
Increase (decrease) in deferred taxes	1,151	(783)
Net (increase) in operating working capital and other components	(43,093)	(75,802)
Net cash provided by (used in) operating activities	10,508	(23,296)
Cash flows from investing activities:
Capital expenditures	(14,039)	(11,830)
Proceeds from maturities of short-term investments	189,789	246,580
Payments to acquire short-term investments	(176,975)	(239,837)
Net cash used in investing activities	(1,225)	(5,087)
Cash flows from financing activities:
Income tax benefit from equity compensation plans	1,883	6
Net proceeds from issuance of common stock	546	479
Tax payments related to equity compensation plans	—	(634)
Net cash provided by (used in) financing activities	2,429	(149)
Net increase (decrease) in cash and cash equivalents	11,712	(28,532)
Cash and cash equivalents — beginning of period	80,979	87,230
Cash and cash equivalents — end of period	$92,691	$58,698
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
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At July 28, 2012, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At July 28, 2012, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

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

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the second quarter and first six months of fiscal year 2012 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.8 million and $1.4 million, respectively, and the tax benefit recognized related to this compensation was $0.3 million and $0.5 million, respectively. Share-based compensation expense recognized for the second quarter and first six months of fiscal year 2011 was $0.8 million and $1.3 million, respectively, and the tax benefit recognized related to this compensation was $0.3 million and $0.5 million, respectively.

Recently Issued Accounting Standards - In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2012 did not have a material impact on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards - In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the FASB currently plans to issue a revised exposure draft for comment during the fourth quarter of 2012. The timing of the issuance of a final standard is uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Six Months Ended
	July 30, 2011	July 28, 2012
	(In thousands)
(Increase) in accounts receivable	$(3,928)	$(6,707)
(Increase) in inventories	(39,097)	(46,311)
(Increase) decrease in prepaids and other assets	(3,322)	827
Increase (decrease) in accounts payable	14,357	(17,691)
(Decrease) in accrued expenses	(11,208)	(3,359)
Increase (decrease) in deferred rent and other noncurrent liabilities	105	(2,561)
Net (increase) in operating working capital and other components	$(43,093)	$(75,802)
Interest and income taxes paid were as follows:

	Six Months Ended
	July 30, 2011	July 28, 2012
	(In thousands)
Interest paid	$21	$17
Income taxes paid	$35,471	$27,554
As of July 30, 2011 and July 28, 2012, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $5.1 million and $7.2 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the end of the respective periods. The net increase of $3.3 million for the first six months of fiscal year 2011 and the net increase of $0.5 million for the first six months of fiscal year 2012 are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012
	(In thousands)
Weighted average shares outstanding for basic EPS	27,749	27,885	27,686	27,858
Dilutive effect of common stock equivalents	209	119	258	142
Weighted average shares outstanding for diluted EPS	27,958	28,004	27,944	28,000

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the second quarter and the first six months of fiscal years 2011 and 2012, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the second quarter of fiscal year 2012 was 37.8% as compared with 40.7% for the second quarter of fiscal year 2011. For the first six months of fiscal year 2012, the effective tax rate was 38.4% as compared with 39.9% for the same period in fiscal year 2011. The rate decrease for the second quarter and the first six months of fiscal year 2012 were primarily driven by lower state income taxes.

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

Segment data is presented in the following tables:
Three months ended July 28, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$223,986	$27,832	$8,525	$260,343
Depreciation and amortization	5,624	179	1,123	6,926
Operating income (loss) (b)	49,266	7,463	(19,613)	37,116
Capital expenditures (c)	4,580	44	1,269	5,893
Three months ended July 30, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$204,810	$19,979	$5,873	$230,662
Depreciation and amortization	5,271	172	906	6,349
Operating income (loss) (b)	48,918	6,731	(21,051)	34,598
Capital expenditures (c)	5,389	80	2,978	8,447
Six months ended July 28, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$398,749	$46,377	$16,571	$461,697
Depreciation and amortization	11,159	353	2,234	13,746
Operating income (loss) (b)	85,403	13,650	(37,529)	61,524
Capital expenditures (c)	9,219	101	2,510	11,830
Six months ended July 30, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$374,665	$38,703	$10,564	$423,932
Depreciation and amortization	10,483	349	1,763	12,595
Operating income (loss) (b)	87,687	14,272	(38,324)	63,635
Capital expenditures (c)	10,320	88	3,631	14,039
_________________________________________

(a)
Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from operating segments below the GAAP quantitative thresholds are attributable primarily to our two other operating segments — Outlet and Factory stores and Franchise stores. These operating segments have never met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $4.4 million and $5.0 million for the second quarter of fiscal years 2011 and 2012 , respectively, and approximately $7.3 million and $7.8 million for the first six months of fiscal years 2011 and 2012, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. We intend to defend this lawsuit vigorously.
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of New Jersey (Case 2:33-av-00001). On August 6, 2012, the named plaintiffs filed an Amended Class Action Complaint (the "Waldron Complaint") alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Waldron Complaint alleges, the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Waldron Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. We intend to defend this lawsuit vigorously.
In addition to the litigation discussed above, we are a party to routine litigation matters that are incidental to our business and are currently not expected to be material. From time to time, additional legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities.
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

Overview - For the second quarter of fiscal year 2012, our net income was $23.2 million, an increase of 12.7% as compared with $20.6 million for the second quarter of fiscal year 2011. We earned $0.83 per diluted share in the second quarter of fiscal year 2012 as compared with $0.74 per diluted share in the second quarter of fiscal year 2011. As such, diluted earnings per share increased 12.2% as compared with the prior year period. The results of the second quarter of fiscal year 2012, as compared to the second quarter of fiscal year 2011, were primarily driven by:

•	12.9% increase in net sales, driven by a 9.4% increase in the Stores segment sales, which includes the impact of new stores opened and a 39.3% increase in the Direct Marketing segment sales;

•	6.1% increase in comparable store sales;

•	370 basis point decrease in gross profit margins as a result of higher mark-downs due to increased promotional activity and lower initial mark-ups due primarily to higher sourcing costs;

•
130 basis point decrease in sales and marketing costs as a percentage of net sales driven primarily by lower Stores and Direct Marketing payroll, other variable selling and occupancy costs as a percentage of net sales, partially offset by higher advertising and marketing costs as a percentage of net sales; and

•
170 basis point decrease in general and administrative costs as a percentage of net sales driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions), other corporate overhead and distribution center costs as a percentage of net sales.

As of the end of the second quarter of fiscal year 2012, we had 568 stores, consisting of 527 Company-owned Full-line Stores, 26 Company-owned Outlet and Factory stores and 15 stores owned and operated by franchisees. We opened 12 stores in the first six months of fiscal year 2012. In the past five years, we have opened 191 stores. Specifically, there were 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010 and 53 new stores opened in fiscal year 2011. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

Including the 12 stores opened in the first six months of fiscal year 2012, we expect to open approximately 45 to 50 stores in fiscal year 2012. This range includes approximately 10 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States. In addition to our store opening plans for fiscal year 2012, we expect to open approximately 45 to 50 stores in fiscal year 2013, including approximately 10 Factory stores.

Capital expenditures in fiscal year 2012 are expected to be approximately $35 million to $38 million, primarily to fund the opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $6.0 million to $6.5 million is expected to be reimbursed through landlord contributions.

From the end of the second quarter of fiscal year 2011 to the end of the second quarter of fiscal year 2012, inventory increased $78.6 million or 28.8% due primarily to new store openings, higher inventory sourcing costs, carryover of cold weather inventory from fiscal year 2011 due to lower than planned sales as a result of the effects of the warmer winter weather and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011). We have adjusted our purchases of cold weather inventory for the third and fourth quarters of fiscal year 2012. Inventories for the third quarter of fiscal year 2012 when compared to the end of the third quarter of fiscal year 2011 are expected to increase at a rate similar to the second quarter of fiscal year 2012. We expect the rate of inventory growth by the end of fiscal year 2012 to be approximately 15% to 20% when compared to the end of fiscal year 2011, depending on sales and other factors in fiscal year 2012.

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

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first six months of fiscal year 2012 or the first six months of fiscal year 2011.

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

Recently Issued Accounting Standards. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2012 did not have a material impact on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the FASB currently plans to issue a revised exposure draft for comment during the fourth quarter of 2012. The timing of the issuance of a final standard is uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 30, 2011	July 28, 2012	July 30, 2011	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.6	41.3	36.5	39.2
Gross profit	62.4	58.7	63.5	60.8
Sales and marketing expenses	38.2	36.9	39.4	39.4
General and administrative expenses	9.2	7.5	9.1	8.1
Total operating expenses	47.4	44.5	48.5	47.5
Operating income	15.0	14.3	15.0	13.3
Total other income	—	—	—	—
Income before provision for income taxes	15.0	14.3	15.1	13.4
Provision for income taxes	6.1	5.4	6.0	5.1
Net income	8.9%	8.9%	9.0%	8.2%
Net Sales — Net sales increased 12.9% to $260.3 million in the second quarter of fiscal year 2012 as compared with $230.7 million in the second quarter of fiscal year 2011. Net sales for the first six months of fiscal year 2012 increased 8.9% to $461.7 million as compared with $423.9 million in the first six months of fiscal year 2011.
The total net sales increase includes increases in the Stores segment sales of 9.4% and 6.4% for the second quarter and first six months of fiscal year 2012, respectively, as compared to the same periods in 2011, driven primarily by increases in comparable store sales and sales from new stores. Comparable store sales increased 6.1% and 2.9% for the second quarter and first six months of fiscal year 2012, respectively, as compared to the same periods in 2011. This increase in comparable store sales for the second quarter and first six months of fiscal year 2012 was primarily due to increased dollars per transaction, partially offset by lower traffic (as measured by number of transactions). Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.
Direct Marketing segment sales increased 39.3% and 19.8% for the second quarter and first six months of fiscal year 2012, respectively, as compared to the same periods in fiscal year 2011, driven primarily by an increase in the Internet channel, which represents the primary portion of this reportable segment. Increases in the catalog call center also contributed to the growth for the second quarter, but declined for the six month period. The increases in the Internet channel for the second quarter and the first six months of fiscal year 2012 were primarily the result of higher website traffic and conversion rates, partially offset by lower average order values.

Of the major product categories, suits and dress shirts generated strong unit sales growth and sportswear and other tailored clothing (which includes sportcoats, blazers and dress pants) generated moderate unit sales growth during the second quarter of fiscal year 2012. For the first six months of fiscal year 2012, dress shirts generated strong unit sales growth, suits and sportswear generated moderate unit sales growth, while other clothing unit sales declined.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	July 30, 2011		July 28, 2012		July 30, 2011		July 28, 2012
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	515	2,325	559	2,486	506	2,282	556	2,474
Stores opened	12	48	9	44	21	91	12	56
Stores closed	(1)	(4)	—	—	(1)	(4)	—	—
Stores open at the end of the period	526	2,369	568	2,530	526	2,369	568	2,530

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

Gross profit totaled $152.9 million or 58.7% of net sales in the second quarter of fiscal year 2012, as compared with $143.9 million or 62.4% of net sales in the second quarter of fiscal year 2011, an increase in gross profit dollars of approximately $9.0 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 370 basis points. Gross profit totaled $280.6 million or 60.8% of net sales in the first six months of fiscal year 2012, as compared with $269.2 million or 63.5% of net sales in the first six months of fiscal year 2011, an increase in gross profit dollars of $11.4 million and a decrease in gross profit margin of 270 basis points. The decrease in gross profit margin for the second quarter and the first six months of fiscal year 2012 was due to higher mark-downs as compared to the prior year period due to increased promotional activity and lower initial mark-ups due primarily to higher sourcing costs.

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

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $96.2 million or 36.9% of net sales in the second quarter of fiscal year 2012 from $88.1 million or 38.2% of net sales in the second quarter of fiscal year 2011. Sales and marketing expenses increased to $182.0 million or 39.4% of net sales in the first six months of fiscal year 2012 from $167.0 million or 39.4% of net sales in the first six months of fiscal year 2011. The decrease as a percentage of sales for the second quarter of fiscal year 2012 was driven primarily by the sales increases which provided leverage on the Stores and Direct Marketing payroll, occupancy and other variable selling costs. The favorable impact of this leverage was partially offset by advertising and marketing costs increasing at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to last year.

The flat level of costs as a percentage of net sales for the first six months of fiscal year 2012 was driven primarily by lower other variable selling and Stores and Direct Marketing payroll costs as a percentage of sales, offset by higher advertising and marketing costs as a percentage of net sales.

The increase in sales and marketing expenses relates primarily to the opening of 44 new stores and the closing of two stores since the end of the second quarter of fiscal year 2011 and sales growth. For the second quarter of fiscal year 2012, the net increase of approximately $8.1 million compared with the second quarter of fiscal year 2011 consists of a) $3.2 million related to advertising and marketing expenses, b) $2.7 million related to additional occupancy costs, c) $1.5 million related to additional Stores and Direct Marketing payroll and benefits costs, and d) $0.7 million related to other variable selling costs. For the first six months of fiscal year 2012, the increase of approximately $15.0 million consists of a) $5.4 million related to advertising and marketing expenses, b) $5.0 million related to additional occupancy costs, c) $4.1 million related to additional Stores and Direct Marketing payroll and benefits costs, and d) $0.5 million related to other variable selling costs. We expect sales and marketing expenses to increase for the remainder of fiscal year 2012 as compared to fiscal year 2011 primarily as a result of our anticipated opening of 45 to 50 new stores in fiscal year 2012, the full year operation of stores that were opened during fiscal year 2011, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses - General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $19.6 million and $21.2 million for the second quarter of fiscal years 2012 and 2011, respectively. G&A expenses were $37.2 million for the first six months of fiscal year 2012 compared to $38.6 million for the first six months of fiscal year 2011. As a percent of net sales, G&A expenses were 7.5% and 9.2% for the second quarter of fiscal years 2012 and 2011, respectively, and 8.1% and 9.1% for the first six months of fiscal years 2012 and 2011, respectively. The lower level of expenses as a percentage of net sales for the second quarter and the first six months of fiscal year 2012 was driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions) and other corporate overhead costs as a percentage of net sales. The second quarter also benefited from lower distribution center costs as a percentage of net sales.

For the second quarter of fiscal year 2012, the decrease of approximately $1.6 million in G&A expenses compared with the second quarter of fiscal year 2011 was due to a) lower corporate compensation (which includes total company performance-based incentive compensation other than commissions) and group medical costs of $1.4 million, and b) lower other corporate overhead of $0.2 million. For the first six months of fiscal year 2012, the decrease of approximately $1.4 million in G&A expenses compared with the first six months of fiscal year 2011 was due to a) lower corporate compensation and group medical costs of $1.9 million, and b) lower other corporate overhead of $0.2 million, partially offset by higher distribution center costs of $0.5 million and higher professional fees (including outsourced services) of $0.2 million. We expect G&A expenses to increase for the remainder of fiscal year 2012 as compared to fiscal year 2011 primarily as a result of growth in the business.

Other Income (Expense) - Other income (expense) for the second quarter and the first six months of fiscal year 2012 was $0.1 million and $0.2 million of income, respectively, consistent with the levels for fiscal year 2011 for the same periods. Despite our large cash and short-term investment balances, our net interest income is relatively low due to being primarily invested in short-term treasury bills and overnight federally-sponsored agency notes which have had low market interest rates in fiscal years 2012 and 2011.

Income Taxes - The effective income tax rate for the second quarter of fiscal year 2012 was 37.8% as compared with 40.7% for the second quarter of fiscal year 2011. For the first six months of fiscal year 2012, the effective tax rate was 38.4% compared with 39.9% for the same period of fiscal year 2011. The rate decrease for the second quarter and the first six months of fiscal year 2012 were primarily driven by lower state income taxes.

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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	July 30, 2011	July 28, 2012
	(In thousands)
Cash provided by (used in):
Operating activities	$10,508	$(23,296)
Investing activities	(1,225)	(5,087)
Financing activities	2,429	(149)
Net increase (decrease) in cash and cash equivalents	$11,712	$(28,532)

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

	July 30, 2011	January 28, 2012	July 28, 2012
	(In thousands)
Cash and cash equivalents	$92,691	$87,230	$58,698
Short-term investments	176,975	240,252	233,509
Total	$269,666	$327,482	$292,207

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through July 28, 2012 are discussed below.

Cash used in our operating activities of $23.3 million in the first six months of fiscal year 2012 was primarily the result of an increase in operating working capital and other components of $75.8 million, partially offset by net income of $38.0 million and depreciation and amortization and other non-cash items of $14.5 million. The increase in operating working capital and other components included the following:

•
an increase in inventory of $46.3 million primarily as a result of the replenishment of units sold in fiscal 2011, higher inventory sourcing costs, a buildup of core product inventory levels (which we started in the second half of fiscal year 2011) and unsold cold weather inventory;

•	a decrease in accounts payable of $17.7 million due primarily to the timing of payments to vendors;

•
a reduction in accrued expenses totaling $3.4 million (excluding accrued property, plant and equipment) related primarily to the payment of incentive compensation and income taxes that had been accrued at the end of fiscal year 2011;

•
an increase in accounts receivable of $6.7 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the second quarter of fiscal year 2012 as compared with the end of fiscal year 2011; and

•	a decrease in deferred rent and other noncurrent liabilities of $2.6 million.
Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
From the end of the second quarter of fiscal year 2011 to the end of the second quarter of fiscal year 2012, inventory increased $78.6 million or 28.8% due primarily to new store openings, higher inventory sourcing costs, carryover of cold weather inventory from fiscal year 2011 due to lower than planned sales as a result of the effects of the warmer winter weather and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011). We have adjusted our purchases of cold weather inventory for the third and fourth quarters of fiscal year 2012. Inventories for the third quarter of fiscal year 2012 when compared to the end of the third quarter of fiscal year 2011 are expected to increase at a rate similar to the second quarter of fiscal year 2012. We expect the rate of inventory growth by the end of fiscal year 2012 to be approximately 15% to 20% when compared to the end of fiscal year 2011, depending on sales and other factors in fiscal year 2012.
Cash used in investing activities of $5.1 million for the first six months of fiscal year 2012 relates to $6.7 million of net maturities of short-term investments, partially offset by $11.8 million of payments for capital expenditures, as described below.

Cash used in financing activities of $0.1 million for the first six months of fiscal year 2012 relates to $0.6 million of tax payments related to equity compensation, partially offset by $0.5 million of net proceeds from the exercise of stock options.

For fiscal year 2012, we expect to spend approximately $35 million to $38 million on capital expenditures, primarily to fund the anticipated opening of approximately 45 to 50 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $6.0 million to $6.5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

We spent approximately $11.8 million on capital expenditures in the first six months of fiscal year 2012 primarily related to payments for the stores opened or being constructed during the first six months of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2011 related to stores opened and the expansion of our distribution capacity in fiscal year 2011. For the stores opened, renovated and relocated in the first six months of fiscal year 2012, we negotiated approximately $1.3 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2012 and 2011.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2011	Amounts Collected in Fiscal Year 2012	Amounts Outstanding July 28, 2012
	(In thousands )
Full Fiscal Year 2011 Store Openings (53 Stores), Renovations and Relocations	$6,758	$3,901	$2,818	$39
First Six Months of Fiscal Year 2012 Store Openings (12 Stores), Renovations and Relocations	1,264	—	338	926
	$8,022	$3,901	$3,156	$965

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

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first six months of fiscal year 2012 unless otherwise indicated.

Contractual Obligations and Commercial Commitments	Payments Due by Period
	(In thousands)
	2012	2013-2015	2016-2017	Beyond 2017	Total(f)
Operating lease obligations (a) (b)	$69,414	$180,319	$78,309	$78,225	$406,267
Inventory purchase commitments (c)	220,918	73,717	—	—	294,635
Related party agreement (d)	825	825	—	—	1,650
License agreement (e)	165	495	—	—	660
Total	291,322	255,356	78,309	78,225	703,212
___________________________

(a)	Includes various lease agreements signed prior to July 28, 2012 for stores to be opened and equipment placed in service subsequent to July 28, 2012.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2013 for which purchase orders have been issued or other commitments have been made to vendors as of July 28, 2012.

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

At July 28, 2012, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed interest income by approximately $2.8 million in fiscal year 2011.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of July 28, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of July 28, 2012.
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

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. We intend to defend this lawsuit vigorously.
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a purported class action against the Company in the United States District Court for the District of New Jersey (Case 2:33-av-00001). On August 6, 2012, the named plaintiffs filed an Amended Class Action Complaint (the "Waldron Complaint") alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Waldron Complaint alleges, the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Waldron Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. We intend to defend this lawsuit vigorously.

In addition to the litigation discussed above, we are a party to routine litigation matters that are incidental to our business and are currently not expected to be material. From time to time, additional legal matters in which we may be named as a defendant are expected to arise in the normal course of our business activities.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2011 except for the following:
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

On August 4, 2011, the State of Georgia Governor's Office of Consumer Protection (the “Georgia OCP”) issued an investigative demand directing that we produce certain items in connection with an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act (the “FBPA”). On June 27, 2012, the Georgia OCP issued a Notice of Contemplated Legal Action for alleged violations of the FBPA. The Notice stated that the Administrator of the FBPA may accept an Assurance of Voluntary Compliance in lieu of initiating any legal action. We subsequently met with the Georgia OCP and are producing additional information at its request.

In July 2012, we received a subpoena from the Florida Attorney General requiring the production of certain information relating to our advertising and sales promotion practices. We are in the process of complying with the subpoena.

We endeavor to monitor and comply with all applicable laws and regulations (including the Existing Assurance) to ensure that our advertising, marketing and promotional activities comply with all applicable legal requirements, many of which involve subjective judgments. It is possible that any resolution which we may reach with any governmental authority may materially impact our current marketing program. Any changes in such laws or regulations or how such laws or regulations are enforced (including resolution of any existing or future governmental action), or any failure to comply with such laws or regulations could have a material adverse effect on our business, financial condition and results of operations. Additionally, inconsistent or conflicting regulations among states relating to advertising, marketing and promotional activities could make it difficult to craft and implement national advertising and promotional campaigns.

ITEM 5. Other Information

On and effective August 23, 2012, the Board of Directors of the Company amended and restated the Company's Bylaws. The following is a summary of changes effected by adoption of the Amended and Restated Bylaws, which is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 hereto. In addition to the amendments described below, the Amended and Restated Bylaws include certain changes to clarify language and make a few non-substantive, conforming changes. The Amended and Restated Bylaws are referred to herein as the “amended Bylaws.” The Bylaws as previously in effect are referred to herein as the “former Bylaws.”

Procedures Governing Stockholder-Requested Special Meetings. The amended Bylaws increase the threshold required for stockholders to request that a special meeting be called from stockholders representing 35% of the shares entitled to vote at the meeting to stockholders representing not less than a majority of the votes entitled to be cast at the meeting. The amended Bylaws clarify procedures for the calling and holding of special stockholders meetings, including (a) delivery and contents of the initial notices from stockholders requesting a special meeting, (b) the fixing of a record date for determining stockholders entitled to request a special meeting and a record date for stockholders entitled to notice of and to vote at the meeting, (c) responsibility for the costs of preparing and mailing notice of the meetings, (d) setting the time, date and place of special meetings, (e) revocation of requests for special meetings and (f) verifying the validity of a stockholder request for a special meeting.

Organization and Conduct of Stockholders Meetings. The amended Bylaws provide a more comprehensive list of the powers of the chairman over the conduct of the meeting, including the express powers to restrict attendance at meetings, determine whether to adjourn or recess the meeting, limit the time for questions and insure compliance with state and local laws concerning safety and security.

Advance Notice of Director Nominations and New Business Proposals from Stockholders. The amended Bylaws expand the former Bylaw requirements of advance notice for stockholder nominations for director and stockholder business proposals.  The amended Bylaws (a) revise the advance notice requirements for director nominations and business proposals at annual meetings from 120 days before the anniversary of the date the prior year's meeting to 120 to 150 days before the anniversary of the date of the prior year's proxy statement, (b) increase the information that must be provided by a stockholder proposing business or a director nominee, including a requirement for information related to hedging activities, disclosure of an interest the stockholder may have in such business and additional disclosure regarding proposed nominees or persons acting in concert with the stockholder who proposes the nominee or business and (c) permit the Board to request written verification of any information previously submitted by a stockholder.

Pursuant to the amended Bylaws, and notwithstanding anything to contrary contained the Company's 2012 Proxy Statement, director nominations or business proposals from stockholders that are not intended to be included in the Company's proxy statement pursuant to Rule 14A-8 of the Proxy Rules must be received by the Company between December 12, 2012 and January 11, 2013 to be considered for the Company's 2013 annual meeting.

As disclosed in the Company's 2012 Proxy Statement for its 2012 Annual Meeting of Stockholders, the Nominating and Corporate Governance Committee of the Board of Directors considers director candidates recommended by stockholders. The 2012 Proxy Statement directs stockholders to the Company's former Bylaws for a description of the process for nominating directors in connection with the Nominating and Corporate Governance Committee's consideration of stockholder recommendations for director candidates. Accordingly, stockholders wishing to recommend director candidates to the Nominating and Corporate Governance Committee should now consult the provisions of the amended Bylaws related to director nominations, and, therefore, make any such recommendation in accordance with the timeframe disclosed above for director nominations from stockholders.

Item 6.	Exhibits
Exhibits

3.2	Amended and Restated By-Laws of the Company as of August 23, 2012.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	August 29, 2012	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

3.2	Amended and Restated By-Laws of the Company as of August 23, 2012.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.