Form 10-Q
period 2012-10-27
BANK JOS A CLOTHIERS INC /DE/
filed 2012-11-28
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 21, 2012
Common Stock, $.01 par value	27,944,672

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012
	(In thousands, except per share information)
Net sales	$209,635	$232,851	$633,567	$694,548
Cost of goods sold	78,383	100,205	233,095	281,255
Gross profit	131,252	132,646	400,472	413,293
Operating expenses:
Sales and marketing, including occupancy costs	86,917	94,354	253,889	276,306
General and administrative	20,118	17,124	58,731	54,295
Total operating expenses	107,035	111,478	312,620	330,601
Operating income	24,217	21,168	87,852	82,692
Other income (expense):
Interest income	45	117	260	286
Interest expense	(290)	(4)	(311)	(21)
Total other income (expense)	(245)	113	(51)	265
Income before provision for income taxes	23,972	21,281	87,801	82,957
Provision for income taxes	8,990	7,976	34,455	31,662
Net income	$14,982	$13,305	$53,346	$51,295
Per share information:
Earnings per share:
Basic	$0.54	$0.48	$1.92	$1.84
Diluted	$0.54	$0.47	$1.91	$1.83
Weighted average shares outstanding:
Basic	27,828	27,933	27,733	27,883
Diluted	27,972	28,017	27,953	28,005
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 28, 2012	October 27, 2012
	(In thousands)
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,230	$28,932
Short-term investments	240,252	246,485
Accounts receivable, net	15,906	17,869
Inventories:
Finished goods	288,182	366,415
Raw materials	16,473	13,210
Total inventories	304,655	379,625
Prepaid expenses and other current assets	20,886	30,492
Total current assets	668,929	703,403
NONCURRENT ASSETS:
Property, plant and equipment, net	144,392	152,033
Other noncurrent assets	291	289
Total assets	$813,612	$855,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,664	$53,019
Accrued expenses	92,937	97,564
Deferred tax liability — current	8,479	8,472
Total current liabilities	168,080	159,055
NONCURRENT LIABILITIES:
Deferred rent	47,600	46,158
Deferred tax liability — noncurrent	11,973	11,065
Other noncurrent liabilities	1,025	1,536
Total liabilities	228,678	217,814
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	277	278
Additional paid-in capital	91,766	93,447
Retained earnings	493,022	544,317
Accumulated other comprehensive income (loss)	(131)	(131)
Total stockholders’ equity	584,934	637,911
Total liabilities and stockholders’ equity	$813,612	$855,725
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 29, 2011	October 27, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$53,346	$51,295
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	19,173	20,910
Loss on disposals of property, plant and equipment	221	207
Non-cash equity compensation	2,040	1,688
Increase (decrease) in deferred taxes	3,141	(915)
Net (increase) in operating working capital and other components	(84,837)	(102,821)
Net cash (used in) operating activities	(6,916)	(29,636)
Cash flows from investing activities:
Capital expenditures	(26,215)	(22,423)
Proceeds from maturities of short-term investments	348,768	352,522
Payments to acquire short-term investments	(283,605)	(358,755)
Net cash provided by (used in) investing activities	38,948	(28,656)
Cash flows from financing activities:
Income tax benefit from equity compensation plans	1,883	72
Net proceeds from issuance of common stock	546	556
Tax payments related to equity compensation plans	—	(634)
Net cash provided by (used in) financing activities	2,429	(6)
Net increase (decrease) in cash and cash equivalents	34,461	(58,298)
Cash and cash equivalents — beginning of period	80,979	87,230
Cash and cash equivalents — end of period	$115,440	$28,932
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

Jos. A. Bank Clothiers, Inc. is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. The unaudited condensed consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as “we”, “our” or “us”). All intercompany balances and transactions have been eliminated in consolidation.

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
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At October 27, 2012, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At October 27, 2012, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

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

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the third quarter and first nine months of fiscal year 2012 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.2 million and $1.6 million, respectively, and the tax benefit recognized related to this compensation was $0.1 million and $0.6 million, respectively. Share-based compensation expense recognized for the third quarter and first nine months of fiscal year 2011 was $0.7 million and $2.0 million, respectively, and the tax benefit recognized related to this compensation was $0.3 million and $0.8 million, respectively.

Recently Issued Accounting Standards - In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value, the guidance on how to measure fair value, and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2012 did not have a material impact on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards - In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the FASB currently plans to issue a revised exposure draft for comment during 2013. The timing of the issuance of a final standard is uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Nine Months Ended
	October 29, 2011	October 27, 2012
	(In thousands)
(Increase) in accounts receivable	$(3,264)	$(1,963)
(Increase) in inventories	(96,246)	(74,970)
(Increase) in prepaids and other assets	(12,267)	(9,604)
Increase (decrease) in accounts payable	32,485	(13,645)
(Decrease) in accrued expenses	(4,981)	(1,708)
(Decrease) in deferred rent and other noncurrent liabilities	(564)	(931)
Net (increase) in operating working capital and other components	$(84,837)	$(102,821)
Interest and income taxes paid were as follows:

	Nine Months Ended
	October 29, 2011	October 27, 2012
	(In thousands)
Interest paid	$310	$21
Income taxes paid	$49,476	$43,223
As of October 29, 2011 and October 27, 2012, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $12.4 million and $13.1 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the end of the respective periods. The net increase in accrued property, plant, and equipment additions of $10.6 million for the first nine months of fiscal year 2011 and the net increase in accrued property, plant, and equipment additions of $6.3 million for the first nine months of fiscal year 2012 are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012
	(In thousands)
Weighted average shares outstanding for basic EPS	27,828	27,933	27,733	27,883
Dilutive effect of common stock equivalents	144	84	220	122
Weighted average shares outstanding for diluted EPS	27,972	28,017	27,953	28,005

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the third quarter and the first nine months of fiscal years 2011 and 2012, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the third quarter of fiscal years 2012 and 2011 was 37.5%. For the first nine months of fiscal year 2012, the effective tax rate was 38.2% compared with 39.2% for the same period of fiscal year 2011. The rate decrease for the first nine months of fiscal year 2012 was primarily driven by lower state income taxes.

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

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2009, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of the segments based on “four wall” contribution, which excludes any allocation of overhead from the corporate office and the distribution centers (except order fulfillment costs, which are allocated to Direct Marketing), interest and income taxes.
Our segments are strategic business units that offer similar products to retail customers by two distinctively different methods. Stores segment customers travel to Company stores to purchase merchandise and/or alterations and typically take their purchases with them from the Stores. Most of our Direct Marketing segment customers visit one or more of our Internet web sites and order online. Some of our Direct Marketing customers order through our catalog by phone, mail or fax. Direct Marketing purchases are shipped to the customer.

Segment data is presented in the following tables:
Three months ended October 27, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$199,937	$23,446	$9,468	$232,851
Depreciation and amortization	5,827	187	1,150	7,164
Operating income (loss) (b)	33,292	5,558	(17,682)	21,168
Capital expenditures (c)	8,073	286	2,234	10,593
Three months ended October 29, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$184,047	$18,637	$6,951	$209,635
Depreciation and amortization	5,360	130	1,088	6,578
Operating income (loss) (b)	39,164	6,430	(21,377)	24,217
Capital expenditures (c)	7,635	141	4,400	12,176
Nine months ended October 27, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$598,686	$69,823	$26,039	$694,548
Depreciation and amortization	16,986	540	3,384	20,910
Operating income (loss) (b)	118,695	19,208	(55,211)	82,692
Capital expenditures (c)	17,292	387	4,744	22,423
Nine months ended October 29, 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$558,712	$57,340	$17,515	$633,567
Depreciation and amortization	15,843	479	2,851	19,173
Operating income (loss) (b)	126,851	20,702	(59,701)	87,852
Capital expenditures (c)	17,955	229	8,031	26,215
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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $3.1 million and $3.6 million for the third quarter of fiscal years 2011 and 2012 , respectively, and approximately $10.4 million and $11.4 million for the first nine months of fiscal years 2011 and 2012, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

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
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a putative class action against the Company in the United States District Court for the District of New Jersey (Case 2:33-av-00001). On August 6, 2012, the named plaintiffs filed an Amended Class Action Complaint (the "Waldron Complaint") alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Waldron Complaint alleges the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Waldron Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. We intend to defend this lawsuit vigorously.
On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. We intend to defend this lawsuit vigorously.
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

Overview - For the third quarter of fiscal year 2012, our net income was $13.3 million, a decrease of 11.2% as compared with $15.0 million for the third quarter of fiscal year 2011. We earned $0.47 per diluted share in the third quarter of fiscal year 2012 as compared with $0.54 per diluted share in the third quarter of fiscal year 2011. As such, diluted earnings per share decreased 13.0% as compared with the prior year period. The results of the third quarter of fiscal year 2012, as compared to the third quarter of fiscal year 2011, were primarily driven by:

•	11.1% increase in net sales, driven by an 8.6% increase in the Stores segment sales, which includes the impact of new stores opened, and a 25.8% increase in the Direct Marketing segment sales;

•	4.8% increase in comparable store sales;

•	560 basis point decrease in gross profit margins as a result of higher mark-downs due to increased promotional activity and lower initial mark-ups due primarily to higher sourcing costs;

•
100 basis point decrease in sales and marketing costs as a percentage of net sales driven primarily by lower Stores and Direct Marketing payroll, other variable selling and occupancy costs as a percentage of net sales, partially offset by higher advertising and marketing costs as a percentage of net sales; and

•
220 basis point decrease in general and administrative costs as a percentage of net sales driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions), distribution center and other corporate overhead costs as a percentage of net sales.

As of the end of the third quarter of fiscal year 2012, we had 587 stores, consisting of 542 Company-owned Full-line Stores, 30 Company-owned Outlet and Factory stores and 15 stores owned and operated by franchisees. We opened 31 stores in the first nine months of fiscal year 2012. In the past five completed fiscal years, we have opened 191 stores. Specifically, there were 48 new stores opened in fiscal year 2007, 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010 and 53 new stores opened in fiscal year 2011. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

Including the 31 stores opened in the first nine months of fiscal year 2012, we expect to open approximately 45 to 47 stores in fiscal year 2012. This range includes approximately 10 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States. In addition to our store opening plans for fiscal year 2012, we expect to open approximately 45 to 50 stores in fiscal year 2013, including approximately 10 Factory stores.

Capital expenditures in fiscal year 2012 are expected to be approximately $37 million to $38 million, primarily to fund the opening of approximately 45 to 47 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $6.0 million to $6.5 million is expected to be reimbursed through landlord contributions.

From the end of the third quarter of fiscal year 2011 to the end of the third quarter of fiscal year 2012, inventory increased $50.1 million or 15.2% due primarily to new store openings, higher inventory sourcing costs and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011). By the end of fiscal year 2012, we expect that inventory will have increased approximately 15% to 20%, compared to the end of fiscal year 2011, depending on sales and other factors in fiscal year 2012.

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

To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through our Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $1.8 million and $1.6 million in fiscal year 2010 and fiscal year 2011, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends, which we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first nine months of fiscal year 2012 or the first nine months of fiscal year 2011.

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

Recently Issued Accounting Standards. In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value, the guidance on how to measure fair value, and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2012 did not have a material impact on our consolidated financial statements.
Recently Proposed Amendments to Accounting Standards. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. In July 2011, the FASB made the decision to issue a revised exposure draft; however, deliberations are still ongoing and the FASB currently plans to issue a revised exposure draft for comment during 2013. The timing of the issuance of a final standard is uncertain at this time. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 29, 2011	October 27, 2012	October 29, 2011	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.4	43.0	36.8	40.5
Gross profit	62.6	57.0	63.2	59.5
Sales and marketing expenses	41.5	40.5	40.1	39.8
General and administrative expenses	9.6	7.4	9.3	7.8
Total operating expenses	51.1	47.9	49.3	47.6
Operating income	11.6	9.1	13.9	11.9
Total other income	(0.1)	—	—	—
Income before provision for income taxes	11.4	9.1	13.9	11.9
Provision for income taxes	4.3	3.4	5.4	4.6
Net income	7.1%	5.7%	8.4%	7.4%
Net Sales — Net sales increased 11.1% to $232.9 million in the third quarter of fiscal year 2012 as compared with $209.6 million in the third quarter of fiscal year 2011. Net sales for the first nine months of fiscal year 2012 increased 9.6% to $694.5 million as compared with $633.6 million in the first nine months of fiscal year 2011.
The total net sales increase includes increases in the Stores segment sales of 8.6% and 7.2% for the third quarter and first nine months of fiscal year 2012, respectively, as compared to the same periods in 2011, driven primarily by increases in comparable store sales and sales from new stores. Comparable store sales increased 4.8% and 3.5% for the third quarter and first nine months of fiscal year 2012, respectively, as compared to the same periods in 2011. This increase in comparable store sales for the third quarter of fiscal year 2012 was primarily due to increased traffic (as measured by number of transactions), partially offset by lower dollars per transaction, while the first nine months of fiscal year 2012 was primarily due to increased dollars per transaction, partially offset by lower traffic. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.
Direct Marketing segment sales increased 25.8% and 21.8% for the third quarter and first nine months of fiscal year 2012, respectively, as compared to the same periods in fiscal year 2011, driven primarily by an increase in the Internet channel, which represents the primary portion of this reportable segment. Catalog call center sales also contributed to the growth for the third quarter of fiscal year 2012, but were down for the nine month period. The increases in the Internet channel for the third quarter and the first nine months of fiscal year 2012 were primarily the result of higher website traffic and conversion rates, partially offset by lower average order values.

Of the major product categories, other tailored clothing (which includes sportscoats, blazers, and dress pants), dress shirts, and sportswear generated strong unit sales growth, while suits generated moderate unit sales growth, during the third quarter of fiscal year 2012. For the first nine months of fiscal year 2012, dress shirts generated strong unit sales growth, suits and sportswear generated moderate unit sales growth, while other clothing unit sales increased slighty.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	October 29, 2011		October 27, 2012		October 29, 2011		October 27, 2012
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	526	2,369	568	2,530	506	2,282	556	2,474
Stores opened	20	85	19	86	41	176	31	142
Stores closed	(2)	(25)	—	—	(3)	(29)	—	—
Stores open at the end of the period	544	2,429	587	2,616	544	2,429	587	2,616

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

Gross profit totaled $132.6 million or 57.0% of net sales in the third quarter of fiscal year 2012, as compared with $131.3 million or 62.6% of net sales in the third quarter of fiscal year 2011, an increase in gross profit dollars of approximately $1.4 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 560 basis points. Gross profit totaled $413.3 million or 59.5% of net sales in the first nine months of fiscal year 2012, as compared with $400.5 million or 63.2% of net sales in the first nine months of fiscal year 2011, an increase in gross profit dollars of $12.8 million and a decrease in gross profit margin of 370 basis points. The decrease in gross profit margin for the third quarter and the first nine months of fiscal year 2012 was due to higher mark-downs as compared to the prior year period due to increased promotional activity and lower initial mark-ups due primarily to higher sourcing costs.

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

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $94.4 million or 40.5% of net sales in the third quarter of fiscal year 2012 from $86.9 million or 41.5% of net sales in the third quarter of fiscal year 2011. Sales and marketing expenses increased to $276.3 million or 39.8% of net sales in the first nine months of fiscal year 2012 from $253.9 million or 40.1% of net sales in the first nine months of fiscal year 2011. The decreases as a percentage of sales for the third quarter and the first nine months of fiscal year 2012 were driven primarily by the sales increases which provided leverage on the Stores and Direct Marketing payroll, other variable selling and occupancy costs. The favorable impact of this leverage was partially offset by advertising and marketing costs increasing at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to last year.

The increase in sales and marketing expenses relates primarily to the opening of 43 new stores since the end of the third quarter of fiscal year 2011 and sales growth. For the third quarter of fiscal year 2012, the net increase of approximately $7.5 million compared with the third quarter of fiscal year 2011 consists of a) $2.6 million related to additional occupancy costs, b) $2.5 million related to advertising and marketing expenses, c) $1.8 million related to additional Stores and Direct Marketing payroll and benefits costs, and d) $0.6 million related to other variable selling costs. For the first nine months of fiscal year 2012, the increase of approximately $22.4 million consists of a) $7.9 million related to advertising and marketing expenses, b) $7.6 million related to additional occupancy costs, c) $5.8 million related to additional Stores and Direct Marketing payroll and benefits costs, and d) $1.1 million related to other variable selling costs. We expect sales and marketing expenses to increase for the remainder of fiscal year 2012 as compared to fiscal year 2011 primarily as a result of our anticipated opening of 45 to 47 new stores in fiscal year 2012, the full year operation of stores that were opened during fiscal year 2011, an increase in advertising expenditures, driven both by volume and price increases, and costs related to new business initiatives.
General and Administrative Expenses - General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, were $17.1 million and $20.1 million for the third quarter of fiscal years 2012 and 2011, respectively. G&A expenses were $54.3 million for the first nine months of fiscal year 2012 compared to $58.7 million for the first nine months of fiscal year 2011. As a percent of net sales, G&A expenses were 7.4% and 9.6% for the third quarter of fiscal years 2012 and 2011, respectively, and 7.8% and 9.3% for the first nine months of fiscal years 2012 and 2011, respectively. The lower level of expenses as a percentage of net sales for the third quarter and the first nine months of fiscal year 2012 was driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions), other corporate overhead and distribution center costs as a percentage of net sales.

For the third quarter of fiscal year 2012, the decrease of approximately $3.0 million in G&A expenses compared with the third quarter of fiscal year 2011 was due to a) lower corporate compensation (which includes total company performance-based incentive compensation other than commissions) and group medical costs of $2.3 million, b) lower distribution costs of $0.3 million, c) lower professional fees (including outsourced services) of $0.3 million, and d) lower other corporate overhead of $0.1 million. For the first nine months of fiscal year 2012, the decrease of approximately $4.4 million in G&A expenses compared with the first nine months of fiscal year 2011 was due to a) lower corporate compensation and group medical costs of $4.2 million, b) lower other corporate overhead of $0.3 million, and c) lower corporate professional services (including outsourced services) of $0.1 million, partially offset by higher distribution center costs of $0.2 million. We expect G&A expenses to increase for the remainder of fiscal year 2012 as compared to fiscal year 2011 primarily as a result of growth in the business.

Other Income (Expense) - Other income (expense) for the third quarter and the first nine months of fiscal year 2012 was $0.1 million and $0.3 million of income, respectively, compared to $0.2 million and $0.1 million of expense, respectfully, for the third quarter and first nine months of fiscal year 2011. The improvement over fiscal year 2011 was primarily due to lower interest expense and higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.

Income Taxes - The effective income tax rate for the third quarter of fiscal years 2012 and 2011 was 37.5%. For the first nine months of fiscal year 2012, the effective tax rate was 38.2% compared with 39.2% for the same period of fiscal year 2011. The rate decrease for the first nine months of fiscal year 2012 was primarily driven by lower state income taxes.

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

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2009, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	October 29, 2011	October 27, 2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(6,916)	$(29,636)
Investing activities	38,948	(28,656)
Financing activities	2,429	(6)
Net increase (decrease) in cash and cash equivalents	$34,461	$(58,298)

Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. The following table summarizes our cash and cash equivalents and short-term investments and debt balances as of the respective period ends:

	October 29, 2011	January 28, 2012	October 27, 2012
	(In thousands)
Cash and cash equivalents	$115,440	$87,230	$28,932
Short-term investments	124,626	240,252	246,485
Total	$240,066	$327,482	$275,417

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through October 27, 2012 are discussed below.

Cash used in our operating activities of $29.6 million in the first nine months of fiscal year 2012 was primarily the result of an increase in operating working capital and other components of $102.8 million, partially offset by net income of $51.3 million and depreciation and amortization and other non-cash items of $21.9 million. The increase in operating working capital and other components included the following:

•
an increase in inventory of $75.0 million primarily as a result of the replenishment of units sold in fiscal 2011, higher inventory sourcing costs and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011);

•	a decrease in accounts payable of $13.6 million due primarily to the timing of payments to vendors;

•	an increase in prepaid and other assets of $9.6 million due primarily to an increase in prepaid income taxes;

•
a reduction in accrued expenses totaling $1.7 million (excluding accrued property, plant and equipment) related primarily to the payment of incentive compensation and income taxes that had been accrued at the end of fiscal year 2011; and

•
an increase in accounts receivable of $2.0 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the third quarter of fiscal year 2012 as compared with the end of fiscal year 2011.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
From the end of the third quarter of fiscal year 2011 to the end of the third quarter of fiscal year 2012, inventory increased $50.1 million or 15.2% due primarily to new store openings, higher inventory sourcing costs and a buildup of core product inventory levels (which we started in the second half of fiscal year 2011). By the end of fiscal year 2012, we expect that inventory will have increased approximately 15% to 20%, compared to the end of fiscal year 2011, depending on sales and other factors in fiscal year 2012.
Cash used in investing activities of $28.7 million for the first nine months of fiscal year 2012 relates to $6.2 million of net payments to acquire short-term investments and $22.4 million of payments for capital expenditures, as described below.

Cash used in financing activities of less than $0.1 million relates primarily to tax payments associated with equity compensation plans, offset by proceeds from the issuance of common stock (including the related tax benefits).

For fiscal year 2012, we expect to spend approximately $37 million to $38 million on capital expenditures, primarily to fund the anticipated opening of approximately 45 to 47 new stores, the renovation and/or relocation of several stores, the expansion and maintenance of our distribution space and the implementation of various systems and infrastructure projects.

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

We spent approximately $22.4 million on capital expenditures in the first nine months of fiscal year 2012 primarily related to payments for the stores opened or being constructed during the first nine months of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2011 related to stores opened and the expansion of our distribution capacity in fiscal year 2011. For the stores opened, renovated and relocated in the first nine months of fiscal year 2012, we negotiated approximately $4.6 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2012 and 2011.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2011	Amounts Collected in Fiscal Year 2012	Amounts Outstanding October 27, 2012
	(In thousands )
Full Fiscal Year 2011 Store Openings (53 Stores), Renovations and Relocations	$6,758	$3,901	$2,857	$—
First Nine Months of Fiscal Year 2012 Store Openings (31 Stores), Renovations and Relocations	4,644	—	1,618	3,026
	$11,402	$3,901	$4,475	$3,026

The outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal year 2012 are primarily expected to be received within the next 12 months.

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

Tabular Disclosure of Contractual Obligations

Our principal commitments are non-cancelable operating leases in connection with our retail stores, certain tailoring facilities and equipment and inventory purchase commitments. Under the terms of certain of the retail store leases, we are required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal year 2012 unless otherwise indicated.

Contractual Obligations and Commercial Commitments	Payments Due by Period
	(In thousands)
	2012	2013-2015	2016-2017	Beyond 2017	Total(f)
Operating lease obligations (a) (b)	$70,362	$194,703	$88,163	$101,777	$455,005
Inventory purchase commitments (c)	111,033	151,955	—	—	262,988
Related party agreement (d)	825	825	—	—	1,650
License agreement (e)	165	495	—	—	660
Total	182,385	347,978	88,163	101,777	720,303
___________________________

(a)	Includes various lease agreements signed prior to October 27, 2012 for stores to be opened and equipment placed in service subsequent to October 27, 2012.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2013 for which purchase orders have been issued or other commitments have been made to vendors as of October 27, 2012.

(d)	Relates to a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Relates to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)
The total does not include obligations for unrecognized tax benefits and related penalties and interest of $0.6 million which have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At October 27, 2012, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed interest income by approximately $2.8 million in fiscal year 2011.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of October 27, 2012, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of October 27, 2012.
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
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a putative class action against the Company in the United States District Court for the District of New Jersey (Case 2:33-av-00001). On August 6, 2012, the named plaintiffs filed an Amended Class Action Complaint (the "Waldron Complaint") alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Waldron Complaint alleges the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Waldron Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. We intend to defend this lawsuit vigorously.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. We intend to defend this lawsuit vigorously.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for fiscal year 2011 are not the only risks facing us. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2011 except for the following:
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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	November 28, 2012	/s/ DAVID E. ULLMAN
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