Form 10-K
period 2013-02-02
BANK JOS A CLOTHIERS INC /DE/
filed 2013-04-03
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the fiscal year ended February 2, 2013.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 0-23874
JOS. A. BANK CLOTHIERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3189198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Hanover Pike, Hampstead, MD	21074
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(410) 239-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at July 27, 2012 was approximately $874.4 million. The determination of the “affiliate” status for purposes of this report on Form 10‑K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.
The number of shares of Common Stock outstanding on March 27, 2013 was 27,962,249.
DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10‑14 either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 3, 2013 (the first business day following 120 days from the close of its fiscal year ended February 2, 2013) or (b) filing an amendment to this Form 10‑K which contains the required information by June 3, 2013

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with economic, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under Part I, Item 1A.“Risk Factors” and Part II, Item 7.“Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I

Item1.	BUSINESS.
General
Jos. A. Bank Clothiers, Inc., a Delaware corporation organized on June 22, 1982 (herein referred to as the “Company,” “Jos. A. Bank,” “our company,” first person pronouns such as “we,” “us,” or “our,” or similar terms), is a nationwide designer, manufacturer, retailer and direct marketer (through stores, catalog call center and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. We sell substantially all of our products exclusively under the Jos. A. Bank label through 602 retail stores (as of February 2, 2013, which includes 35 Outlet and Factory stores and 15 Franchise stores) located throughout 44 states and the District of Columbia in the United States, as well as through our nationwide catalog call center and Internet (www.josbank.com) operations.
Our products are targeted at the male career professional and emphasize the Jos. A. Bank brand of high quality tailored and casual clothing and accessories. Our products are offered at “Three Levels of Luxury,” which range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. We also offer the Jos. A. Bank Classic collection designed and offered in our Factory stores. We purchase the majority of our merchandise as finished product, with the manufacturer or supplier responsible for purchasing all components of the product, including fabric (also known as piece goods or raw materials), although we may designate which components to use. We purchase certain portions of our merchandise (including a portion of suits, suit separates, sport coats, dress pants and topcoats) on a cut, make and trim basis, whereby we supply the piece goods. We source substantially all of our merchandise from suppliers and manufacturers or through buying agents using Jos. A. Bank designs and specifications.
We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the dates indicated and will be referred to herein by their fiscal year designations:

Fiscal year 2006	February 3, 2007
Fiscal year 2007	February 2, 2008
Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Fiscal year 2011	January 28, 2012
Fiscal year 2012	February 2, 2013
Fiscal year 2013	February 1, 2014
Each fiscal year noted above consists of 52 weeks except fiscal years 2006 and 2012, which consist of 53 weeks.
Strategy
The Company, established in 1905, has reinvented itself since 1999 by focusing on its “Four Pillars of Success,” which consist of:

1.	Quality;

2.	Service;

3.	Inventory In-stock; and

4.	Product Innovation.
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

The Brand. Our branding emphasizes very high levels of quality in all aspects of our interactions with customers, including merchandise and service. We have developed very stringent specifications in our product designs to ensure consistency in the fit and quality of our products. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from the original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. Examples of the different levels of luxury include a range of superfine qualities of wool used in suits, sportcoats and slacks.
We emphasize customer service in all aspects of our business. Sales associates focus on developing close business relationships with their customers to help serve all of the customers' clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the Internet or catalog call center. A tailor is staffed in substantially all Company-owned Full-line stores (as defined below under “Segments”) to ensure prompt, high-quality alteration services for our customers.
Multi-Channel Retailing. Our strategy is to operate our three sales channels as an integrated business and to provide the same personalized service to our customers regardless of whether merchandise is purchased through our stores, the Internet or the catalog call center. We believe the synergy between our stores, the Internet site and the catalog call center offers an important convenience to our customers. We leverage the three sales channels by promoting these channels together to create brand awareness. For example, the Internet site can be used by our sales associates to increase the product available to store customers, provide store location listings and can be used as a promotional source for the stores and catalog call center. We also use our catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.
As a customer convenience, customers may purchase, return or exchange in a store all products that are offered in the catalog and through the Internet.
Store Growth. We had 602 stores as of fiscal year-end 2012, which included 552 Company-owned Full-line stores, 35 Company-owned Outlet and Factory stores (as defined below under "Segments-Corporate and Other") and 15 stores operated by franchisees ("Franchise stores"). As a result of implementing our store growth plan, we have opened 189 stores in the past five years including 40 new stores in fiscal year 2008, 14 new stores in fiscal year 2009, 36 new stores in fiscal year 2010, 53 new stores in fiscal year 2011, and 46 new stores (including 36 Full-line stores and 10 Factory stores) in fiscal year 2012. We intend to open new stores primarily in core markets which may allow us to leverage our existing advertising, management, distribution and sourcing infrastructure. We also intend to continue to open new stores in less mature markets such as western states, where we are developing a critical mass of stores to gain leverage.
We plan to open approximately 40 to 45 stores in fiscal year 2013 including approximately 7 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores in the United States, including 700 Full-line Stores and approximately 100 Factory stores.
Product Design and Sourcing. We design and set the specifications for substantially all of our products. The designs are provided to a world-wide vendor base which manufactures to our specifications. In most cases, we have eliminated the middlemen (e.g. importers and resellers) in our sourcing process and contract directly with our manufacturers. We used a buying agent through which we sourced approximately 53% of our total product purchases in fiscal year 2012 and expect to continue this relationship in fiscal year 2013. The primary goal of our product design and sourcing strategies is to get the best possible prices at the high quality levels that we demand.
Segments
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Outlet and Factory stores (“Full-line stores”). The Direct Marketing segment includes the Internet and the catalog call center. We have included information with regard to these segments for each of our last three fiscal years in Note 12 to our Consolidated Financial Statements.
Stores. The Stores segment consists of 552 Company Owned Full-line stores. We opened 36 Full-line stores in fiscal year 2012 and plan to open approximately 35 to 40 Full-line stores and to close one or more Full-line stores in fiscal year 2013. Our real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to our target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2012, the store mix of the 552 Full-line stores consisted of 174 outdoor lifestyle centers, 85 malls, 71 downtown/street front/business districts and 222 strip centers, power centers or freestanding stores.
Our current store prototype was introduced in March 2001 in Charlottesville, Virginia and has been continually refined and improved. The design emphasizes an open shopping experience that coordinates our successful corporate casual and sportswear with our suits, shirts, ties and other products. The store design is based on the use of wooden fixtures, numerous tables to feature fashion merchandise, carpet and abundant accent lighting and is intended to promote a pleasant and comfortable shopping environment. Approximately 80% of the space in stores that were opened in the last three fiscal years is dedicated to selling activities, with the remainder allocated to stockroom, tailoring and other support areas.

The Full-line stores averaged approximately 4,600 square feet at fiscal year-end 2012. The Full-line stores opened in fiscal years 2011 and 2012 averaged approximately 4,350 and 4,500 square feet, respectively.
The cost to open a new store is based primarily on store size and landlord construction allowance. In fiscal year 2012, the average build-out cost for a new Full-line store was approximately $540,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. We expect to be reimbursed by landlords an average of approximately $125,000 of the new store build-out cost for the Full-line stores opened in fiscal year 2012. New stores also require an inventory investment, which varies based on the season in which the store opens. Although amounts vary, in fiscal year 2012, new Full-line store openings required an average initial inventory investment of approximately $310,000. The inventory levels in a new store are typically increased as the store's sales grow.
Substantially all Full-line stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional tailor shops, especially during times of peak demand, which allow the use of smaller tailor shops within each store. These regional facilities receive customers' goods from Full-line stores. The goods are altered at the regional facilities and returned to the selling store for customer pickup. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. We guarantee all of the tailoring work performed.
We launched a tuxedo rental initiative late in fiscal year 2009 to a small test group of our Full-line stores and rolled out this new business on a company-wide basis by the end of the second quarter of fiscal year 2010. Fiscal year 2012 was the second full year of operation for this business and to date, we are pleased with its performance. In order to limit our risk and initial investment through the early stages of this business, we have contracted with a national distributor that owns the tuxedo rental inventory. When a customer orders a tuxedo rental from us, we place an order with this national distributor and the product is delivered to our stores, typically within several days of intended use. This distributor charges us for each rental and delivery.

At February 2, 2013, we had 602 retail stores (consisting of 552 Full-line stores, 35 Outlet and Factory stores and 15 Franchise stores) in 44 states and the District of Columbia. The following table sets forth the stores that were open at that date.
JOS. A. BANK STORES

	Total #		Total #
State	Of Stores	State	Of Stores
Alabama (a)(b)	16	Missouri (b)	10
Arizona	8	Nebraska	3
Arkansas	4	Nevada	3
California (b)	36	New Hampshire	4
Colorado (b)	10	New Jersey (b)	31
Connecticut	13	New Mexico	1
Delaware	2	New York (b)	29
Florida (b)	42	North Carolina (a)	24
Georgia (a)(b)	27	Ohio (b)	24
Idaho	2	Oklahoma (b)	6
Illinois (a)	31	Oregon	1
Indiana	10	Pennsylvania (b)	33
Iowa	3	Rhode Island	2
Kansas (b)	5	South Carolina (a)	11
Kentucky	6	South Dakota	1
Louisiana (a)	7	Tennessee (a)(b)	14
Maine (b)	1	Texas (b)	56
Maryland (b)	25	Utah	4
Massachusetts	21	Virginia (b)	27
Michigan (b)	16	Washington	5
Minnesota	7	Washington, D.C.	6
Mississippi (a)(b)	5	West Virginia	3
		Wisconsin (b)	7
		Total	602

(a) Includes one or more Franchise store(s)
(b) Includes one or more Outlet or Factory store(s)
Direct Marketing. The Direct Marketing segment, consisting of the Internet and catalog call center channels, is a key part of our multi-channel concept. This segment is driven primarily by the Internet channel as the catalog call center channel has declined over time with the increasing popularity of the Internet. In fiscal year 2012, the Direct Marketing segment accounted for approximately 11% of our net sales and recorded a sales increase of 22.7%. The Direct Marketing segment offers potential and existing customers convenience in ordering our merchandise.
Our catalogs and our Internet site are significant resources used to communicate our high-quality image, provide customers with guidance in coordinating outfits, generate store traffic and provide useful market data on customers. We believe our customers are very confident purchasing traditional business attire through our Internet site and catalog call center, as suits represented approximately 25% of sales in the Direct Marketing segment in fiscal year 2012. In fiscal years 2011 and 2012, we distributed approximately 9.7 million and 8.8 million catalogs, respectively.
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
We upgraded the then existing Internet infrastructure during fiscal year 2009 to meet increasing capacity needs and to add certain features to further enhance the customer shopping experience. The enhanced Internet site has many customer-friendly features such as larger images and product photos with zoom-in functionality that allows fine details to be seen.

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
During fiscal year 2010, we launched a new website dedicated exclusively to the products offered under our Big and Tall customer category. As part of this new website, we expanded our product offerings to add or broaden such items as suits and suit separates (including regal sizes), dress shirts, extra long ties and sportshirts. During fiscal years 2011 and 2012, we continued to broaden our Big and Tall product assortment and we expect to expand this assortment further in fiscal year 2013.
In fiscal year 2011, we expanded our Internet platform by adding international shipping. We utilize a third-party provider to facilitate the checkout of international orders and to export and deliver the orders to international destinations. Orders may be placed directly by international customers or by U.S. customers who wish to have their orders delivered to international addresses. Customers can shop the JoS. A. Bank website in their selected currencies and see their complete order totals, including shipping fees, customs, tariffs and taxes when they check out. The third-party provider manages all aspects of the international order life cycle, including multi-currency pricing and payment processing, landed cost calculation, customs clearance and international logistics.
In addition to expanding our overall product offerings over the Internet channel, these new websites and the international functionality further leverage the e-commerce platform we developed and implemented in fiscal year 2009.
We have experienced strong growth in Internet sales over the past six fiscal years. To help drive Internet traffic, we maintain a network of affiliates which link potential customers from the affiliates' web platforms to our websites where the customer may ultimately make a purchase. We typically pay a fee to these affiliates based on a percentage of net sales generated by them. At the end of fiscal year 2012, we had approximately 2,500 affiliate arrangements. We expect to continue to pursue affiliate arrangements to help fuel future Internet sales increases.
To process catalog call center orders, sales associates enter orders online into a computerized catalog order entry system, while Internet orders are placed by the customer and are linked to the same order entry system. After an order is placed, it updates files and permits us to measure the response to individual catalog mailings and Internet email promotions. Computer processing of orders is performed by the warehouse management system which permits orderly picking of inventory from the warehouses. Our order entry and fulfillment systems permit the shipment of most orders no later than the day after the order is placed (assuming the merchandise is in stock). Orders are shipped primarily by ground delivery to arrive at a customer's home in two to five business days or, if requested, by expedited delivery services, typically using United Parcel Service as the delivery company. Sales and inventory information is available to our merchants the day after the sales transaction.
Corporate and Other. In addition to the corporate office and the distribution centers, our “Corporate and Other” segment consists of 15 Franchise locations and 35 Outlet and Factory stores. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay us an initial fixed franchise fee and then a percentage of the net sales. Franchisees are required to maintain and protect our reputation for high quality, classic clothing and customer service. Generally, the franchisees have the rights within certain geographical territories to operate stores, which prohibits us from opening stores within these territories without first giving the franchisees the right of first refusal. We did not open any new Franchise stores in fiscal year 2012 and do not expect to open a significant number of Franchise stores in the future. Franchisees purchase substantially all merchandise offered for sale in their stores from us at an amount above our cost.
Prior to fiscal year 2010, we had 7 Outlet stores which primarily served to liquidate excess merchandise and offer certain first quality products at a reduced price ("Outlet stores"). During fiscal year 2010, we launched a new Factory store concept initiative to target a unique customer base that we believe has limited overlap with the customer base in our Full-line stores ("Factory stores"). We opened 5 Factory stores in fiscal year 2010, 13 Factory stores in fiscal year 2011 and 10 Factory stores in fiscal year 2012. New merchandise offerings were developed that cater to this customer's needs. Additionally, certain products of these offerings were also introduced into the Outlet stores. The results achieved by the Factory and Outlet stores has met our expectations. As a result, we plan to open approximately 7 additional Factory stores in fiscal year 2013. Also, we expect, over time, to convert the 7 Outlet stores to Factory stores. If the stores opened/operated under this new initiative continue to perform to our expectations, we believe there is a long-term opportunity to operate approximately 100 Factory stores in the U.S.
The Outlet and Factory stores averaged approximately 4,150 square feet at fiscal year-end 2012. The Factory stores opened in fiscal years 2011 and 2012 averaged approximately 3,900 and 4,100 square feet, respectively.

In fiscal year 2012, the average build-out cost for a new Factory store was approximately $385,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. We expect to be reimbursed by landlords an average of approximately $80,000 of the new store build-out cost for the stores opened in fiscal year 2012. These new stores also required an average initial inventory investment of approximately $275,000.
Merchandising
We believe that our business fills a niche of providing upscale classic, professional men's clothing with superior quality at a reasonable price. Our merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. We offer a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business, business casual, sportswear and golf apparel, substantially all of which is sold under the Jos. A. Bank label. Our product offerings include suits, tuxedos, dress shirts, sportcoats, dress pants, overcoats, vests, ties, sportswear, sweaters, belts and braces, socks and underwear, among other items. We also sell branded shoes from several vendors, representing approximately 3% of total net sales, which are substantially the only products we sell not using the Jos. A. Bank brand.
Our branding emphasizes very high levels of quality in all aspects of our interactions with customers, including merchandise and service. We have developed very stringent specifications in our product designs to ensure consistency in the fit and quality of the product. The merchandise assortment has “Three Levels of Luxury” and one unwavering level of quality. The “Three Levels of Luxury” range from our original Jos. A. Bank Executive collection to the more luxurious Jos. A. Bank Signature collection to the exclusive Jos. A. Bank Signature Gold collection. An example of the different levels of luxury is our range of superfine qualities of wool used in suits, sportcoats and slacks.
We believe that our merchandise offering is well positioned to meet the changing trends of business dress for our target customers. Suits accounted for over 30% of our merchandise sales in fiscal year 2012 and serve as the foundation of our extensive offering of other products. As the corporate work environment trended to casual over the past decade, our product offerings were modified to meet the needs of the Jos. A. Bank customer.
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
Under our Traveler collection of products, we have a very successful line of wrinkle resistant, all cotton dress shirts and sportshirts. Additionally, under this product collection we have a wrinkle resistant Traveler cotton pique polo shirt, machine washable Traveler wool pants, Traveler cotton twill pants, the Traveler suits separates collection and Traveler cashmere sweaters. We further expanded the Traveler collection in fiscal year 2007 with the Tailored Fit line of dress shirts and in fiscal year 2009 with the Tailored Fit line of suits. The Tailored Fit style features a more modern trimmer look and fit than our traditional style that a portion of our customers demand. In subsequent years we have also expanded the Tailored Fit style to additional products such as suit separates, sportcoats/blazers, sportshirts, polos, sweaters, dress pants, casual pants and outerwear. We believe our Traveler Collection provides our customers a solution for business casual men's clothing and it complements our successful suit and dress shirt offerings. It is a key component of our men's apparel product assortments that are focused on what's best for all types of office, managerial and professional environments and dress codes.
In fiscal year 2010, we introduced the “Classic” collection, a line of products developed exclusively for our new Factory stores. This line of products offers to the Factory store customer traditional, classic styling at a superior value.
Also in fiscal year 2010, with the launch of our new Big and Tall website, we further expanded the Big and Tall product offerings to add or broaden such items as suits and suit separates (including regal sizes), dress shirts, extra long ties and sportshirts. Prior to fiscal year 2010, we had certain limited Big and Tall product offerings which included dress shirts and tailored clothing such as suits and suit separates, sportcoats, dress pants and formal wear.
In fiscal year 2012, we introduced the “Slim Fit” line of dress shirts, suits, and ties. The “Slim Fit” style features our slimmest cut and fit for a modern trim look that a portion of our customers demand. We expect to expand the “Slim Fit” style to other products in the future such as suit separates, coats, and dress pants.

Because of the classic character of a large portion of our merchandise and aggressive store clearance promotions, historically we have been able to sell substantially all of our products through our Full-line stores, catalog call center, Internet site and Outlet and Factory stores and have not been required to sell significant amounts of inventory to third-party liquidators.

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
Approximately 1% of the total product purchases (including piece goods) in fiscal year 2012 were sourced from United States suppliers, and approximately 99% were sourced from suppliers in other countries. In fiscal year 2012, approximately 28% of the total product purchases were from suppliers in China (including Hong Kong), 28% in Mexico, 9% in Malaysia, 8% in India, 6% in Bangladesh, and 6% in the Philippines. Of the remaining 14% of total purchases, no other country represented more than 5% of total product purchases in fiscal year 2012. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled.
We use a single buying agent to source a significant portion of our products from various companies that are located in or near Asia (China, including Hong Kong, Malaysia, Bangladesh, India, the Philippines, and Indonesia). Purchases through this buying agent represented approximately 53% of the total product purchases in fiscal year 2012. No other buying agent represented more than 5% of total product purchases in fiscal year 2012.
Four individual suppliers each provided over 5% of our product purchases in fiscal year 2012 for a combined total of approximately 38% of our total product purchases. No other supplier represented more than 5% of total product purchases in fiscal year 2012. We buy shirts from leading shirt manufacturers who also supply shirts to many of our competitors.
The total product purchases discussed above include direct purchases of raw materials that are subsequently sent to manufacturers for cutting and sewing. We purchase the raw materials for approximately 9% of our finished products, of which five vendors accounted for approximately 63% of the raw materials purchased directly by us in fiscal year 2012. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on our specifications.
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
Marketing, Advertising and Promotion
Strategy. We have historically used mass media advertising (such as local radio, national cable television and direct mail marketing) and promotional activities in support of our store and catalog call center/Internet operations. We also send email promotions to our store and Internet customers. The basis of each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale, classic clothing offered at a value. We maintain a database of names of people who have previously made a purchase from one of our retail stores, the Internet site or catalog call center or have requested a catalog or other information from us. As of the end of fiscal 2012, we had approximately 6.5 million names in this customer database. Of these names, approximately 4.1 million represent individuals who have made such purchases or information requests in the past 24 months, compared to the 3.6 million of such customers as of fiscal year-end 2011. We evaluate our database for our mailings and select names based on expectations of response to specific promotions, which allows us to efficiently use our marketing dollars.
During fiscal year 2004, we began testing national cable television advertising as a method to increase our brand awareness and to drive customers to our stores. We have increasingly expanded our use of television advertising since that time and expect to continue marketing through television advertising in fiscal year 2013.
We employ a “high-low” product pricing strategy and run targeted promotional events throughout the year based on market conditions and customer preferences and demands. As part of the “high-low” strategy, we periodically promote specific items or categories at prices that are below the retail price regularly offered to customers. We also conduct clearance sales throughout the year, especially at the end of each of the two seasons, primarily to manage our seasonal inventory levels.
Corporate Card Program. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all Full-line stores, as well as for catalog call center and Internet purchases. At year-end fiscal 2012, over 503,000 companies nationally, from small privately-owned companies to large public companies, were members of the program, representing an increase of approximately 7% over the approximately 472,000 member companies at year-end fiscal 2011. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program has increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.
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
A portion of the merchandise received at the distribution centers is inspected to ensure expected quality in workmanship and conformity to our specifications. The merchandise is then allocated to individual stores or to warehouse stock (to replenish store inventory as merchandise is sold and to support the Direct Marketing segment). Merchandise allocated to stores is then packed for delivery and shipped, principally by common carrier. Each store generally receives a shipment of merchandise one to five times a week from the distribution centers, depending on a store's size or sales volume and the time of the year. Inventory of basic merchandise in stores is replenished regularly based on sales tracked through point-of-sale terminals. Shipments to customers purchasing through the Direct Marketing segment are also made from the central distribution facilities and, less frequently, from stores.
To support new store growth, we have upgraded our distribution centers several times over the past ten years. In late fiscal year 2004, we increased our distribution center capacity by leasing and equipping approximately 289,000 square feet of space in DC2. This second distribution center became fully operational in early fiscal year 2005. With this fiscal year 2005 expansion, the distribution center facilities were designed to support approximately 500 stores plus the Direct Marketing segment. To accommodate our continued expansion of our store base, we added another 126,000 square feet in DC2 in fiscal year 2010, of which 114,000 square feet was dedicated to distribution and 12,000 square feet was dedicated to office space. The expansion in fiscal year 2010 primarily increased our capacity for hanging products. To support our capacity needs for flat products, we added approximately 45,000 square feet of mezzanine space in DC1 during fiscal year 2011 and added DC3. To support our continued growth, we may add additional space in fiscal year 2013 and/or beyond through either lease or acquisition.

Management Information Systems
In fiscal year 1998, we installed and implemented the then-current version of our merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed, the system meets our current business needs.
In fiscal year 1999, we replaced our point-of-sale (“POS”) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, we added a wide-area network to our POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to our centralized fulfillment center. In fiscal year 2013, we expect to begin the replacement of our POS system. Upon its anticipated completion in fiscal year 2014, the new POS system is expected to enhance the customer experience at our stores and will have robust functionality in calculating promotion pricing.
We outsource to a third party the storage and maintenance of our customer relationship management (“CRM”) database. We can access the CRM database which we use to select names for customer promotions. By using these systems, we are able to capture greater customer data and increase our marketing efficiency. We upgraded our CRM database systems in fiscal year 2010 with a new outsourced vendor, which has enabled us to enhance the productivity of our customer database.
In fiscal year 2000, we upgraded our catalog call center order processing system to the then-current version, which was again updated in fiscal year 2007. During fiscal year 2009, we upgraded our then existing Internet infrastructure in order to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience. In fiscal year 2010, we expanded our Internet platform to include two additional e-sites: Factory and Big and Tall. The Factory site allows customers to buy Factory goods online, whereas the Big and Tall site allows customers to buy extended-size goods online. In fiscal year 2011, we expanded our Internet platform, by adding international shipping and outsourcing our new mobile site with full checkout functionality.
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
In fiscal year 2012, we implemented an automated timekeeping system that is integrated with our current payroll system. Also, in fiscal year 2012, we implemented new systems in lease administration and formal wear. Upgrades were installed in fiscal year 2012 to our website, financial reporting and design specifications systems. In fiscal year 2013, we will be upgrading our order processing system as well as replacing our gift card system that will give us increased functionality and a broader foundation for offerings to our customers.
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

Seasonality
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2010, 2011 and 2012, we generated approximately 37%, 35% and 34%, respectively, of our annual net sales and approximately 48%, 45% and 36%, respectively, of our annual net income.
Employees
As of March 27, 2013, we had approximately 6,342 employees, consisting of 4,636 full-time employees and 1,706 part-time employees. Approximately 349 of our employees work in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the Mid-Atlantic Regional Joint Board, Local 806. Our collective bargaining agreement with the Mid-Atlantic Regional Joint Board, Local 806 is scheduled to expire on February 28, 2015.
Approximately 125 of our sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees is scheduled to expire on April 30, 2013. The Company is currently negotiating a new collective bargaining agreement with the union. The Company does not anticipate any work disruption during the contract negotiations.
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
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending, among other things, can slow the development of new shopping malls and retail centers which can restrict our ability to find suitable locations for new stores. We believe that quality real estate opportunities are available in the marketplace, but such economic troubles could lead to adjustments to our expansion program in fiscal year 2013 and beyond. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot assure you that we will be able to meet these objectives. As we continue our expansion program, the proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which could cause deterioration in our financial performance. The opening of new stores may adversely affect Direct Marketing sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets.

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
At present, we invest most of our cash in money market accounts and overnight federally-sponsored agency notes and U.S. Treasury bills with original maturities of 90 days or less. Our short-term investments consist primarily of U.S. Treasury bills with maturities of less than one year. The returns on these investments effectively reflect current market interest rates. As a result, market interest rate changes may negatively impact our net interest income or expense. We may invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, the value of which could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities' financial condition, among other factors. We may also invest in acquisitions or other strategic opportunities. As a result, the value or liquidity of our cash/investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.
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
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2012, approximately 53% of our total product purchases were sourced through a single buying agent and we expect to continue this relationship in fiscal year 2013 and beyond. In addition, four individual suppliers each provided over 5% of our product purchases in fiscal year 2012 for a combined total of approximately 38% of our total product purchases. The loss of this buying agent or any of these key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. Key vendors may also be affected by natural disasters such as earthquakes, tsunamis and flooding which could adversely impact their operations. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices. Although we have not experienced any material disruptions in our sourcing in the past several years, any significant disruption of supply from any of these sources or supplier failures could have a material adverse effect on our business, financial condition and results of operations.
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

•	migration and development of manufacturers, which can affect where our products are or will be produced;

•	potential delays or disruptions in shipping and related pricing impacts, including delays or disruptions due to security considerations;

•	volatile global economic environments;

•	volatile fuel supplies and costs; and

•	the devaluation of the U.S. dollar against the foreign currencies of our suppliers' countries.
Any significant disruption of production from any of these sources could have a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected if our vendors do not comply with applicable legal requirements, our vendor policies and policies generally acceptable in the United States regarding social and ethical issues.
Our business could be adversely affected if our vendors do not comply with applicable legal requirements, our vendor policies and policies generally acceptable in the United States regarding social and ethical issues (collectively, “Vendor Requirements”). Vendor Requirements include acceptable labor and sourcing practices. Legal requirements impacting Vendor Requirements include California's Transparency in Supply Chains Act and the SEC's rule relating to the use of conflict minerals. As a result of existing or future Vendor Requirements, we may determine it to be necessary or desirable to amend existing or add new vendor policies, which may increase our cost of goods sold.
Although we or our representatives periodically visit a majority of our merchandise manufacturers, all of our vendors are independent contractors and we do not control their operations or practices. The violation of Vendor Requirements by any of our vendors could disrupt our supply chain. In addition, such violation could damage our reputation, which may result in decreased customer traffic to our stores, websites and catalog call center. As a result of such violations, we may also determine it to be necessary or desirable to seek alternative vendors, which may increase our cost of goods sold. Any of the foregoing could adversely affect our sales, net earnings, business, financial condition and results of operations.
Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business and by changes in our mix of products sold.
Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. The prices for these raw materials can be volatile due to the demand for fabrics, weather and climate conditions, supply conditions, government regulations, economic factors and other unpredictable factors. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 63% of the raw materials purchased directly by us in fiscal year 2012. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Some of these finished unit vendors purchase raw materials from the same suppliers as us. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. The prices on these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2013 and beyond. Additionally, our gross profit could be adversely impacted by changes in our mix of products sold. Other costs such as fuel costs, labor costs and healthcare costs could also have an adverse impact on our vendors' manufacturing costs and on our freight costs, sales and marketing expenses and general and administrative expenses. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business or any other increase in costs could have a material adverse impact on our business, financial condition and results of operations.
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
Our success is impacted by the timely delivery of merchandise from our distribution facilities to our stores and customers. Third party transportation companies deliver substantially all of our merchandise to our stores and our customers. Some of these third parties employ union labor. Disruptions in the delivery of merchandise or work stoppages by employees of any of these third parties could delay the timely delivery of merchandise, which could result in cancelled sales, a loss of loyalty to our brand and excess inventory. We may be required to respond in a number of ways, many of which could decrease our gross profits and net income and materially adversely affect our business, financial condition and results of operations.

We are exposed to a number of risks related to the effects of war, terrorism, public health events, natural disasters and other catastrophes, the occurrence of which could substantially harm our business, financial condition and results of operations.
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
We concentrate the distribution of our products in three distribution centers —DC1 and DC2 (located in Hampstead, Maryland) and DC3 (located in Eldersburg, Maryland). Substantially all of the merchandise that we purchase is shipped directly to these distribution centers, where the merchandise is prepared for shipment to our stores and our customers. If these distribution centers were to shut down or lose significant capacity for any reason, such as due to fire, infrastructure failures, other catastrophic events or natural disasters, our operations would likely be seriously disrupted. As a result, we could incur longer lead times associated with distributing our products to our stores and customers and significantly higher operating costs during the period prior to and after our reopening or replacing these distribution centers. Although we maintain business interruption and property insurance, we cannot assure you that insurance proceeds, if any, will be sufficient or be timely paid, in the event our distribution centers or systems are shut down for any reason. These shut-downs could result in a material adverse effect on our business, financial condition and results of operations.
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
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2010, 2011 and 2012, we generated approximately 37%, 35% and 34%, respectively, of our annual net sales and approximately 48%, 45% and 36%, respectively, of our annual net income, which resulted, in part, from increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in the effectiveness of our increased promotional activity could adversely affect our sales. The current economic climate, including recessionary pressures, may cause such decreases to net sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins, especially during the fourth quarter, could have a disproportionate effect on our business, financial condition and results of operations. In addition, natural disasters (including major weather events) could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.
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
Provisions in our restated certificate of incorporation, our amended and restated by-laws, our Rights Agreement and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of their common stock. Our Rights Agreement has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. In addition, the authorization of undesignated preferred stock gives our Board of Directors the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. If a change of control or change in management is delayed or prevented, premiums to the market price of our stockholders' common stock may not be realized or the market price of our common stock could decline.
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
We own one facility located in Hampstead, Maryland (DC1), which contains, among other things, our principal executive offices and a distribution center. We lease another facility located in Hampstead, Maryland (DC2) and one facility located in Eldersburg, Maryland (DC3). We believe that our existing facilities are well maintained and in good operating condition, but may require ongoing maintenance or upgrades by us and/or the respective landlords. The table below presents certain information relating to our properties as of March 27, 2013:

Location	Gross Square Feet	Owned/Leased	Primary Function
Hampstead, Maryland (DC1)	360,000	Owned	Offices, distribution center, Direct Marketing order and fulfillment and regional tailoring overflow shop
Hampstead, Maryland (DC2)	415,000	Leased	Offices, distribution center, Direct Marketing order and fulfillment (Lease expires September 30, 2014, with option to renew through September 30, 2019)
Eldersburg, Maryland (DC3)	121,200	Leased	Distribution center and fulfillment (Lease expires June 30, 2013 with options to renew through June 30, 2014)
We also lease three tailoring facilities in Atlanta, Georgia, Kansas City, Kansas and Houston, Texas. In fiscal year 2010, the Atlanta and Houston facilities were relocated and expanded. Additional office space of approximately 3,200 square feet is leased in Florida.
As of February 2, 2013, we had 602 stores (consisting of 552 Full-line stores, 35 Outlet and Factory stores and 15 Franchise stores). All Full-line stores are leased, with the exception of one store which is located on property owned by the Company. The Full-line stores average approximately 4,600 square feet as of fiscal year-end 2012, including selling, storage, tailor shop and service areas. The Full-line stores range in size from approximately 1,400 square feet to approximately 18,900 square feet. In most cases, we pay a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance.

Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of our leases provide for an increase in fixed rental payments at various times during the lease term.

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

On December 21, 2012, the parties accepted a mediator’s proposal to settle this case. The proposed settlement has been recorded by the Company. The parties are in the process of negotiating a settlement agreement pursuant to the mediator’s proposal. Any such settlement agreement will be subject to the approval of the said Superior Court. Although we expect the parties to enter into a settlement agreement and the Superior Court to approve the settlement agreement, we cannot provide any assurance that such events will occur.
On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a putative class action against the Company in the United States District Court for the District of New Jersey (Case 2:33- av-00001). On August 6, 2012, the named plaintiffs filed an Amended Class Action Complaint (the "Waldron Complaint") alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Waldron Complaint alleges the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Waldron Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. On January 28, 2013, upon the motion of the Company, the said U.S. District Court issued an Order and Opinion dismissing the Waldron Complaint in its entirety, without prejudice.
On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Original Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Original Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Original Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. On February 7, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the Original Camasta Complaint in its entirety, without prejudice. On March 1, 2013, Camasta filed a First Amended Class Action Complaint in the said United States District Court making substantially the same allegations as in the Original Camasta Complaint. We intend to defend this lawsuit vigorously.
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

	High	Low
1st Quarter fiscal 2013 (through March 27, 2013)	$43.45	$39.35

	Fiscal Year 2011		Fiscal Year 2012
	High	Low	High	Low
1st Quarter	$53.19	$41.26	55.00	46.45
2nd Quarter	57.14	45.10	49.51	39.54
3rd Quarter	55.86	40.46	50.75	39.91
4th Quarter	56.43	45.78	49.03	37.31
On March 27, 2013, the closing sale price of the Common Stock was $40.36.
Holders of Record of Common Stock
As of March 27, 2013, there were 55 holders of record of our Common Stock.
Dividend Policy
We intend to retain our earnings to finance the development and expansion of our business and other strategic opportunities and for working capital purposes, and therefore do not anticipate paying any cash dividends in the foreseeable future. On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Annual Report on Form 10-K have been adjusted to reflect this stock dividend. We did not declare or pay any cash dividends in fiscal year 2012.

Performance Graph
The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from February 1, 2008 through February 1, 2013 of an initial investment of $100 invested in (a) Jos. A. Bank's Common Stock, (b) the Total Return Index for the NASDAQ Stock Market (U.S.) (NASDAQ U.S.) and (c) the Total Return Index for NASDAQ Retail Trade Stocks (NASDAQ Retail). The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ and prepared by the Center for Research in Security Prices at the University of Chicago. The stock price performance is not included to forecast or indicate future price performance.

	Jos. A. Bank Clothiers, Inc.	Total Return Index NASDAQ Stock Market (U.S.)	Total Return Index NASDAQ Retail Trade Stocks
February 1, 2008	100.00	100.00	100.00
January 30, 2009	100.77	62.46	64.30
January 29, 2010	153.80	91.17	95.42
January 28, 2011	230.92	115.59	118.96
January 27, 2012	264.55	123.99	144.09
February 1, 2013	225.30	142.89	170.46
This information shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C other than as provided by Item 201 of Regulation S-K, or to the liabilities of section 18 of the Exchange Act, except to the extent that the Company specifically requests that this information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act. This information will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company incorporates it by reference.

Item 6.	SELECTED FINANCIAL DATA.
The following selected consolidated financial data as of February 2, 2013 and January 28, 2012 and for the three fiscal years ended February 2, 2013 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial data at January 29, 2011, January 30, 2010 and January 31, 2009 and for the fiscal years ended January 30, 2010 and January 31, 2009 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. All fiscal years, included and not included in these financial statements, end on the Saturday closest to January 31 of the respective year. Fiscal years 2008, 2009, 2010 and 2011 consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2008	2009	2010	2011	2012
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$695,908	$770,316	$858,128	$979,852	1,049,313
Cost of goods sold	264,954	298,193	320,585	371,577	437,551
Gross profit	430,954	472,123	537,543	608,275	611,762
Operating expenses:
Sales and marketing	277,354	293,663	326,464	372,268	409,150
General and administrative	58,111	61,057	69,472	76,600	74,172
Total operating expenses	335,465	354,720	395,936	448,868	483,322
Operating income	95,489	117,403	141,607	159,407	128,440
Total other income (expense)	477	(20)	453	35	403
Income before provision for income taxes	95,966	117,383	142,060	159,442	128,843
Provision for income taxes	37,558	46,228	56,261	61,951	49,147
Net income	$58,408	$71,155	$85,799	$97,491	$79,696
Per share information—diluted (a):
Net income per share	$2.11	$2.56	$3.08	$3.49	$2.84
Diluted weighted average number of shares outstanding (a)	27,668	27,785	27,851	27,961	28,013
Consolidated Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$122,875	$21,853	$80,979	$87,230	$71,288
Short-term investments	—	169,736	189,789	240,252	305,833
Total Cash and Short-term investments	122,875	191,589	270,768	327,482	377,121
Working capital	246,127	323,260	408,151	500,849	571,840
Total assets	491,366	556,364	662,037	813,612	894,847
Revolving and term debt	—	—	—	—	—
Total noncurrent liabilities (including debt)	58,383	54,509	54,415	60,598	56,935
Stockholders’ equity	321,813	393,310	482,676	584,934	667,563
Capital expenditures	35,105	16,333	29,352	37,531	35,643
Other Data (as of end of fiscal year):
Number of stores (b)	460	473	506	556	602
(a) On June 17, 2010, the Company's Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. Unless otherwise indicated, all historical weighted average share and per share amounts and all references to the number of common shares herein and elsewhere in the Consolidated Financial Statements, and Notes thereto, have been restated to reflect the stock dividend.
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
Overview
Net income in fiscal year 2012 decreased 18.3% to approximately $79.7 million, as compared with approximately $97.5 million in fiscal year 2011. The results of fiscal year 2012 , as compared to fiscal year 2011, were primarily driven by:

•	7.1% increase in net sales, driven by a 4.3% increase in the Stores segment sales, which includes the impact of new stores opened, and a 22.7% increase in the Direct Marketing segment sales;

•	0.5% decrease in comparable store sales and a 2.0% increase in combined comparable store and Internet sales;

•	380 basis point decrease in gross profit margin (gross profit as a percent of net sales) primarily due to higher product sourcing costs and lower retail prices;

•	100 basis point increase in sales and marketing costs as a percentage of net sales driven primarily by higher advertising and marketing and occupancy costs as a percentage of net sales; and

•
70 basis point decrease in general and administrative costs as a percentage of sales driven primarily by the leveraging of corporate compensation (which includes total company performance-based incentive compensation other than commissions), distribution center and other corporate overhead costs as a percentage of net sales.

We had 602 stores as of the end of fiscal year 2012, consisting of 552 Company-owned Full-line Stores, 35 Company-owned Outlet and Factory stores and 15 stores owned and operated by franchisees. In the past five years, we have opened 189 stores. Specifically, there were 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010, 53 stores opened in fiscal year 2011, and 46 new stores opened in fiscal year 2012. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.
We expect to open approximately 40 to 45 stores in fiscal year 2013, including approximately 7 new Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States.
Capital expenditures are expected to be approximately $42 million to $46 million in fiscal year 2013, primarily to fund the anticipated opening of approximately 40 to 45 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2012 primarily related to stores opened in fiscal year 2012 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2013 which are not expected to be paid until fiscal year 2014. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $5 million to $7 million is expected to be reimbursed through landlord contributions.
From the end of fiscal year 2011 to the end of fiscal year 2012, inventory increased $25.8 million or 8.5% primarily as a result of the replenishment of units sold in fiscal 2011, new store openings, continued sales growth, higher inventory sourcing costs and a larger buildup of core product inventory levels. For fiscal year 2013, we expect that by the end of the year, inventory will increase by a similar growth rate as in fiscal year 2012, depending on sales and other factors in fiscal year 2013.
We ended fiscal year 2012 with $377.1 million in cash and cash equivalents and short-term investments and have had no debt outstanding since the end of fiscal year 2007. We generated $84.5 million of cash from operating activities in fiscal year 2012, which was primarily driven by $79.7 million of net income and $28.5 million of depreciation and amortization, partially offset by a $25.8 million increase in inventory levels. This cash from operating activities funded, among other things, $35.6 million of capital expenditures.

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
Management’s sales assumptions regarding sales below cost are based on our experience that most of our inventory is sold through our primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. Our LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of our sales (approximately two-thirds in fiscal year 2012) are of classic, traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, our strong gross profit margins enable us to sell substantially all of our products above cost.
To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through the Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled approximately $1.8 million, $1.6 million, and $1.7 million in fiscal years 2010, 2011 and 2012, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.
Asset Valuation — Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. During fiscal years 2010, 2011 and 2012, we recognized impairment charges of $1.2 million, $0.3 million and $0.8 million, respectively, relating to several stores within our Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2010, 2011 and 2012 were estimated to be $0.2 million, $0.3 million and $0.2 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of our best estimates and the discount rates which we believe are representative of arms-length third-party required rates of return.
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

Recently Issued Accounting Standards — In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value, the guidance on how to measure fair value, and on what to disclose about fair value measurements. ASU 2011-04 was effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The adoption of ASU 2011-04 for fiscal year 2012 did not have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU Update 2011-05, which amends ASC Topic 220, "Comprehensive Income," to increase the prominence of items reported in the other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all non-owner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The guidance, as amended, is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures. The adoption of ASU Update 2011-05 and ASU 2011-12 for fiscal year 2012 did not have a material impact on our consolidated financial statements.
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

	Percentage of Net Sales
	Fiscal Year
	2010	2011	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	37.4	37.9	41.7
Gross profit	62.6	62.1	58.3
Sales and marketing expenses	38.0	38.0	39.0
General and administrative expenses	8.1	7.8	7.1
Total operating expenses	46.1	45.8	46.1
Operating income	16.5	16.3	12.2
Total other income (expense)	0.1	—	—
Income before provision for income taxes	16.6	16.3	12.3
Provision for income taxes	6.6	6.3	4.7
Net income	10.0%	9.9%	7.6%

Fiscal Year 2012 Compared to Fiscal Year 2011
Net Sales — Net sales increased 7.1% to $1,049.3 million in fiscal year 2012, as compared with $979.9 million in fiscal year 2011. The Stores segment sales increased 4.3% in fiscal year 2012 due primarily to the opening of 46 new stores as shown below. Comparable store sales decreased by 0.5% in fiscal year 2012 due primarily to decreased traffic (as measured by number of transactions), partially offset by higher dollars per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months.
Comparing fiscal year 2012 to fiscal year 2011, Direct Marketing sales increased 22.7%, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increases in sales in the Internet channel were primarily the result of higher website traffic and a higher conversion rate, partially offset by a lower average order value. The segment's sales for fiscal year 2012 were negatively impacted by a decrease in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet or go to one of our stores rather than place their orders through the call center.
Combined comparable store and Internet sales in fiscal year 2012 increased 2.0% when compared to fiscal year 2011.
With respect to the major product categories, dress shirts generated strong unit sales increases, while suits and sportswear generated moderate unit sales growth in fiscal year 2012. Sales of the more luxurious Signature and Signature Gold products together represented over 30% of total merchandise sales in fiscal year 2012. For fiscal year 2012, suits represented over 30% of total merchandise sales. Merchandise sales exclude tailoring, tuxedo rental and franchise fee revenue.
The following table provides information regarding the number of stores opened and closed during fiscal years 2011 and 2012:

	Fiscal Year 2011		Fiscal Year 2012
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the year	506	2,282	556	2,474
Stores opened	53	221	46	225
Stores closed	(3)	(29)	—	—
Stores open at the end of the year	556	2,474	602	2,699

*
Square feet are presented in thousands and exclude the square footage of our Franchise stores. The square footage of the stores opened include a net increase of 1 square foot in fiscal year 2011 and a net increase of 22 square feet in fiscal year 2012 due to relocations or renovations in several stores.

Gross profit — Our gross profit represents net sales less cost of goods sold. Cost of goods sold primarily includes the cost of merchandise, tailoring and freight from vendors to the distribution centers and from the distribution centers to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including us) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.
Gross profit totaled $611.8 million or 58.3% of net sales in fiscal year 2012, as compared with $608.3 million or 62.1% of net sales in fiscal year 2011, an increase in gross profit dollars of $3.5 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 380 basis points. The gross profit margin decrease for fiscal year 2012 was due primarily to higher product sourcing costs and lower retail prices. The Company incurred higher sourcing costs across all major product categories as a result of increased raw material costs for wool and cotton and, to a lesser extent, higher vendor labor costs. We estimate that approximately three quarters of the decline was due to these higher sourcing costs. The remainder of the decrease in gross profit margin was due to lower retail prices resulting from, among other factors, changes in the mix of products sold and higher mark-downs across all major product categories as a result of additional promotional events and higher discounts offered to drive customer demand.
As stated in this Annual Report on Form 10-K, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices of these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2013. Our gross profit could also be adversely impacted by changes in our mix of products sold.

Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $409.2 million in fiscal year 2012 from $372.3 million in fiscal year 2011. As a percentage of net sales, sales and marketing expenses was 39.0% for fiscal year 2012 and 38.0% for fiscal year 2011. The increase as a percentage of net sales was driven primarily by advertising and marketing costs increasing at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to last year. In addition, occupancy costs increased at a higher rate than sales due primarily to the impact of the new stores opened in fiscal years 2011 and 2012.
The $36.9 million increase in sales and marketing expenses relates primarily to expanded advertising programs (including increased media advertising and online advertising), expenses supporting the opening of the 46 new stores in fiscal year 2012, a full year of costs from the 53 new stores opened in fiscal year 2011 and higher sales. The cost increases include a) $13.6 million of media advertising, catalog and other marketing costs, b) $11.3 million of occupancy costs, c) $9.0 million of Store and Direct Marketing payroll and benefit costs, and d) $3.0 million of other variable selling costs, including shipping costs to customers. We expect sales and marketing expenses to increase in fiscal year 2013 primarily as a result of our anticipated opening of 40 to 45 new stores in fiscal year 2013, the full year operation of stores that were opened during fiscal year 2012 and costs related to new business initiatives, partially offset by lower expected advertising costs due to less promotional activity.
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, decreased $2.4 million in fiscal year 2012 to $74.2 million from $76.6 million in fiscal year 2011. As a percentage of net sales, G&A expenses decreased to 7.1% in fiscal year 2012, as compared with 7.8% in fiscal year 2011. The decrease as a percentage of net sales was driven primarily by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions), distribution center costs and other corporate overhead.
The net decrease in corporate costs of $2.2 million was primarily driven by $2.9 million of lower corporate compensation (including total company performance-based incentive compensation other than commissions) and benefits costs, partially offset by $0.2 million of higher professional fees, including outsourced services and $0.5 million of higher corporate overhead costs. Continued growth in the business may result in further increases in G&A.
Distribution center costs decreased $0.2 million in fiscal year 2012, primarily due to lower payroll and occupancy costs. We expect distribution center costs to increase in fiscal year 2013 as we are expected to process an increasing amount of inventory to support future growth and increased costs related to adding more warehousing capacity.
Other Income (Expense) — Other income (expense) consists solely of net interest income (expense). Net other income (expense) for fiscal year 2012 was $0.4 million of net interest income as compared with less than $0.1 million of net interest income for fiscal year 2011. The improvement over fiscal year 2011 was primarily due to lower interest expense and higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.
Income Taxes — The fiscal year 2012 effective income tax rate was 38.1%, as compared with 38.9% for fiscal year 2011. The decrease during fiscal year 2012 was primarily driven by lower state income taxes.
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
We file a federal income tax return along with state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2009, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

Fiscal Year 2011 Compared to Fiscal Year 2010
Net Sales — Net sales increased 14.2% to $979.9 million in fiscal year 2011, as compared with $858.1 million in fiscal year 2010. The Stores segment sales increased 13.3% in fiscal year 2011 due primarily to a 7.6% increase in comparable store sales and the opening of 53 new stores (partially offset by the closing of three stores) as shown below. The 7.6% increase in comparable store sales in fiscal year 2011 was driven primarily by increased traffic.
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
With respect to the major product categories, dress shirts and suits generated strong unit sales increases, while sportswear and other tailored clothing (which include sportcoats, blazers and dress pants) generated moderate unit sales growth in fiscal year 2011. Sales of the more luxurious Signature and Signature Gold products, which together represented over 30% of total merchandise sales in fiscal year 2011, increased by over 20% as compared to fiscal year 2010. For fiscal year 2011, suits represented over 30% of total merchandise sales.
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

Gross Profit — Gross profit totaled $608.3 million or 62.1% of net sales in fiscal year 2011, as compared with $537.5 million or 62.6% of net sales in fiscal year 2010, an increase in gross profit dollars of $70.8 million and an decrease in the gross profit margin of 50 basis points. Approximately half of the gross profit margin decrease for fiscal year 2011 was due to higher product sourcing costs and the remainder of the decrease was due primarily to lower retail prices resulting from, among other factors, changes in the mix of products sold and higher mark-downs as a result of additional promotional events and higher discounts offered to drive customer demand.
Sales and Marketing Expenses — Sales and marketing expenses increased to $372.3 million in fiscal year 2011 from $326.5 million in fiscal year 2010. As a percentage of net sales, sales and marketing expenses decreased to 38.0% in fiscal year 2011 and fiscal year 2010. The flat level of costs as a percentage of net sales was driven primarily by the sales increases which provided leverage on the occupancy costs, which are primarily fixed. The favorable impact of this leverage was offset by advertising and marketing costs that increased at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to fiscal year 2010. The $45.8 million increase in sales and marketing expenses related primarily to expanded advertising programs, expenses that supported the opening of 53 new stores in fiscal year 2011, a full year of costs from the 36 new stores that opened in fiscal year 2010 and higher sales. The cost increases included a) $15.8 million of Stores and Direct Marketing payroll and benefits costs, b) $13.1 million of media advertising, catalog, and other marketing costs, c) $9.3 million of occupancy costs, and d) $7.6 million of other variable selling costs, including shipping costs to customers.
General and Administrative Expenses — G&A expenses increased $7.1 million in fiscal year 2011 to $76.6 million from $69.5 million in fiscal year 2010. As a percentage of net sales, G&A expenses decreased to 7.8% in fiscal year 2011, as compared with 8.1% in fiscal year 2010. The decrease as a percentage of net sales was driven primarily by the leveraging of corporate compensation and other corporate overhead costs, partially offset by higher distribution center costs as a percentage of sales. The net increase in corporate costs of $4.1 million was primarily driven by a) $1.8 million of higher corporate compensation and benefit costs, b) $1.9 million of higher other overhead costs, and c) $0.4 million of higher professional fees, including outsourced services.

Distribution center costs increased $3.0 million in fiscal year 2011, primarily due to a) $2.1 million of higher payroll costs and b) $0.9 million of higher occupancy, supplies, postage and other miscellaneous costs.
Other Income (Expense) — Other income (expense) consisted solely of net interest income (expense). Net other income (expense) for fiscal year 2011 was less than $0.1 million of net income as compared with $0.5 million of net income for fiscal year 2010. The decline from fiscal year 2010 was due primarily to lower market interest rates in fiscal year 2011 on cash and short-term investments and interest expenses related to tax obligations, partially offset by higher average cash and cash equivalents and short-term investment balances during the fiscal year 2011 period.
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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Fiscal Year
	2010	2011	2012
	(In Thousands)
Cash provided by (used in):
Operating activities	$106,239	$91,816	$84,525
Investing activities (including $20,053, $50,463 and $65,581 of net purchases of short-term investments in fiscal years 2010, 2011 and 2012, respectively)	(49,405)	(87,994)	(101,224)
Financing activities	2,292	2,429	757
Net increase (decrease) in cash and cash equivalents	$59,126	$6,251	$(15,942)
Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes. Our short-term investments consist of U.S. Treasury maturities of less than one year, excluding investments with original maturities of 90 days or less. The following table summarizes our cash and cash equivalents and short-term investments and debt balances as of the respective period ends:

	Fiscal Year
	2010	2011	2012

Cash and cash equivalents	$80,979	$87,230	$71,288
Short-term investments	189,789	240,252	305,833
Total	$270,768	$327,482	$377,121

Long-term debt	$—	$—	$—
The significant changes in sources and uses of funds in fiscal year 2012 are discussed below.
Cash provided by our operating activities of $84.5 million in fiscal year 2012 was primarily the result of net income of $79.7 million and depreciation and amortization and other non-cash items of $33.1 million, partially offset by an increase in net operating working capital and other operating items of $28.3 million. The increase in net operating working capital and other operating items included the following:

•
an increase in inventory of $25.8 million primarily as a result of the replenishment of units sold in fiscal 2011, new store openings, continued sales growth, higher inventory sourcing costs, and an ongoing buildup of core product inventory levels;

•	an increase in prepaid and other assets of $3.0 million due primarily to increases in prepaid income taxes and prepaid rent as a result of the new store openings during 2012;

•	a decrease in accounts payable of $12.9 million due primarily to the timing of payments to vendors;

•	an increase in accrued expenses of $9.8 million due primarily to higher accrued advertising costs, partially offset by lower accrued compensation costs; and

•
a decrease in accounts receivable of $5.3 million due primarily to lower credit card receivables from transactions through American Express, MasterCard and Visa as a result of decreased sales near the end of the fiscal year 2012 as compared with the end of fiscal year 2011.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
Cash used in investing activities of $101.2 million for fiscal year 2012 relates to $35.6 million of payments for capital expenditures, as described below and $65.6 million of net purchases of short-term investments. The capital expenditures in fiscal year 2012 related to the opening of 46 stores, the renovation and/or relocation of several stores and the implementation of various systems and infrastructure projects. In addition, capital expenditures for fiscal year 2012 included payments of property, plant and equipment additions accrued at year-end fiscal year 2011 but paid for in fiscal year 2012.
Cash provided by financing activities for fiscal year 2012 of $0.8 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits and tax payments made pursuant to equity compensation plans).
Cash provided by our operating activities of $91.8 million in fiscal year 2011 was primarily impacted by net income of $97.5 million and depreciation and amortization and other non-cash items of $40.3 million, partially offset by an increase in net operating working capital and other operating items of $46.0 million. The increase in net operating working capital and other operating items included a) an increase in inventory of $71.3 million primarily as a result of the replenishment of units sold in fiscal year 2010, new store openings, continued sales growth, higher inventory sourcing costs, a larger buildup of core product inventory levels, unsold cold weather inventory, higher piece goods and increased in-transit inventories, b) an increase in accounts receivable of $6.4 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of fiscal year 2011 as compared with the end of fiscal year 2010, and c) an increase in prepaid and other assets of $1.4 million due primarily to an increase in prepaid rents and landlord contributions as a result of the new store openings during 2011. Partially offsetting these cash outflows were an increase in accounts payable of $35.2 million due primarily to the increases in inventory and the related timing of payments to vendors. Cash used for investing activities during fiscal year 2011 of $88.0 million relates primarily to payments of $37.5 million for capital expenditures and $50.5 million of net purchases of short-term investments. The capital expenditures in fiscal year 2011 related to the opening of 53 stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems and infrastructure projects. In addition, capital expenditures for fiscal year 2011 included payments of property, plant, and equipment additions accrued at year-end fiscal year 2010, but paid for in fiscal year 2011. Cash provided by financing activities for fiscal year 2011 of $2.4 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits).
Cash provided by our operating activities of $106.2 million in fiscal year 2010 was primarily impacted by net income of $85.8 million and depreciation and amortization of $24.5 million and other non-cash items of $5.5 million, partially offset by an increase in net operating working capital and other operating items of $9.6 million. The increase in net operating working capital and other operating items included a) increase of $15.0 million in inventories due largely to the opening of new stores and our new business initiatives, b) an increase in accounts receivable of $3.7 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of fiscal year 2010, and c) an increase in prepaid and other assets of $3.5 million due primarily to an increase in landlord contributions as a result of the new store openings during 2010. These cash outflows were partially offset by a) an increase of $1.7 million in accrued expenses (excluding accrued property, plant and equipment) related primarily to increases in gift cards and certificates payable, accrued advertising and accrued compensation, partially offset by lower accrued income taxes, and b) an increase in accounts payable of $13.3 million due primarily to the timing of payments to vendors. Cash used for investing activities during fiscal year 2010 of $49.4 million relates primarily to payments of $29.4 million for capital expenditures and $20.0 million of net purchases of short-term investments. The capital expenditures in fiscal year 2010 related to the opening of 36 stores, the renovation and/or relocation of several stores, the expansion of our distribution and office space, expenditures related to our regional tailor shops, expenditures related to new business initiatives including tuxedo rentals and Factory stores and the implementation of various system projects including the development of two new websites under our existing Internet infrastructure. Cash provided by financing activities for fiscal year 2010 of $2.3 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits).
For fiscal year 2013, we expect to spend approximately $42 million to $46 million on capital expenditures, primarily to fund the anticipated opening of approximately 40 to 45 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2012 primarily related to stores opened in fiscal year 2012 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2013 which are not expected to be paid until fiscal year 2014.
The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $5.0 million to $7.0 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors. For the stores opened, renovated and relocated in fiscal year 2012, we negotiated approximately $6.4 million of landlord contributions.

The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2012 and 2011.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2011	Amounts Collected in Fiscal Year 2012	Amounts Outstanding February 2, 2013
	(In Thousands )
Fiscal Year 2011 Store Openings, Renovations and Relocations (47 Stores)	$6,758	$3,901	$2,857	$—
Fiscal Year 2012 Store Openings, Renovations and Relocations (46 Stores)	6,351	—	3,645	2,706
	$13,109	$3,901	$6,502	$2,706
The majority of the remaining balance of the landlord contributions to be collected for the stores opened and renovated in fiscal year 2012 is expected to be received by the end of fiscal year 2013.
From the end of fiscal year 2011 to the end of fiscal year 2012, inventory increased $25.8 million or 8.5% primarily as a result of the replenishment of units sold in fiscal 2011, new store openings, continued sales growth, higher inventory sourcing costs, and a larger buildup of core product inventory levels. For fiscal year 2013, we expect that by the end of the year inventory will increase by a similar growth rate as in fiscal year 2012, depending on sales and other factors in fiscal year 2013.
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

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of February 2, 2013:

Contractual Obligations and Commercial Commitments	Payments Due by Fiscal Year
	2013	2014-2016	2017-2018	Beyond 2018	Total(g)
	(In thousands)
Operating lease obligations (a) (b)	$76,315	$179,406	$75,566	$81,896	$413,183
Inventory purchase commitments (c)	249,735	—	—	—	249,735
Related party agreement (d)	825	1,650	—	—	2,475
License agreement (e) (f)	165	330	—	—	495
Total	327,040	181,386	75,566	81,896	665,888
___________________________

(a)
Includes various lease agreements signed prior to February 2, 2013 for stores to be opened and equipment placed in service subsequent to February 2, 2013. (See Note 9 to the Consolidated Financial Statements).

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through the end of fiscal year 2013 for which purchase orders have been issued or other commitments have been made to vendors as of February 2, 2013.

(d)	Relates to consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives (See Note 13 in the Consolidated Financial Statements).

(e)	Relates to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)	Excludes royalties on sales, which are not determinable at this time.

(g)
Obligations related to unrecognized tax benefits and related penalties and interest of $0.6 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At fiscal year-end 2012, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $3.1 million in fiscal year 2012.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 2, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of February 2, 2013.
Management's Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 2, 2013, of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of February 2, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the internal control over financial reporting of Jos. A. Bank Clothiers, Inc. and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2013 of the Company and our report dated April 3, 2013 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
April 3, 2013

Item 9B.	OTHER INFORMATION.
2012 Incentive Programs
2012 Cash Incentive Program
At its March 27, 2012 meeting, the Compensation Committee of our Board of Directors adopted a program for cash incentives for fiscal year 2012 (the “2012 Cash Incentive Program”) under the Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan (the “Cash Incentive Plan”). The participants in the 2012 Cash Incentive Program were Chief Executive Officer R. Neal Black and Executive Vice Presidents Robert B. Hensley, Gary M. Merry, James W. Thorne and David E. Ullman (collectively, our “Executive Vice Presidents”). Mr. Black and our Executive Vice Presidents are herein referred to collectively as our “Executive Officers”. As the Company's fiscal year 2012 net income was below the lowest level of net income at which any cash incentives were payable under the 2012 Cash Incentive Program, no such incentives were paid to any of our Executive Officers.
2012 Equity Incentive Program
At its March 27, 2012 meeting, the Compensation Committee of our Board of Directors adopted a program for equity incentives for fiscal year 2012 (the “2012 Equity Incentive Program”) under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) and granted to each of our Executive Officers a number of performance-based restricted stock units (the “Performance RSUs”), subject to achievement of specified performance goals. As the Company's fiscal year 2012 net income was below the lowest level of net income at which any Performance RSUs could vest under the 2012 Cash Incentive Program, no such Performance RSUs vested in any of our Executive Officers.
2013 Incentive Programs
2013 Cash Incentive Program
At its April 2, 2013 meeting, the Compensation Committee of our Board of Directors adopted a program for cash incentives for fiscal year 2013 (the “2013 Cash Incentive Program”) under the Cash Incentive Plan. Our Executive Officers are the participants in the 2013 Cash Incentive Program, which permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2013 Cash Incentive Program, award payments are expected to be paid in cash.
The key performance goal under the 2013 Cash Incentive Program is the Company earning net income within or above a specified range (the “Eligibility Range”) in fiscal year 2013. If the Company's net income in fiscal year 2013 is below the Eligibility Range, an award payment cannot be authorized under the 2013 Cash Incentive Program. If the Company's net income is within the Eligibility Range, the award target which our Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company's net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.
The Company earning net income within or above the Eligibility Range is the only performance goal under the 2013 Cash Incentive Program for Mr. Black. With respect to our Executive Vice Presidents, the following “personal” goals may also be considered and utilized by the Compensation Committee in its exercise of negative discretion to reduce the amount of an award that would otherwise have been payable at any particular level of net income achieved by the Company: (a) the participant receiving an overall job performance rating of “Effective” or better (the equivalent of 3 out of 5); (b) the participant complying with the Company's Code of Conduct, Associate Handbook and other rules, regulations and policies and not engaging in any dishonest acts or other acts that are or may be detrimental to customers, fellow associates or the Company; and (c) the participant achieving specific goals for departmental or individual performance.
For the 2013 Cash Incentive Program, the Eligibility Range for Mr. Black is $91.0 million to $100.2 million of net income and the Eligibility Range for our Executive Vice Presidents is $91.5 million to $101.1 million of net income. If the Company earns net income below the low end of the applicable Eligibility Range, no Executive Officer will receive an award payment under the 2013 Cash Incentive Program. At $91.0 million of net income, Mr. Black will be eligible to receive up to 60% of his base salary; at $91.5 million of net income, each Executive Vice President will each be eligible to receive up to 10% of his base salary. At or above $100.2 million of net income, Mr. Black will be eligible to receive up to approximately 151.6% of his base salary; at or above $101.1 million of net income, each Executive Vice President will be eligible to receive up to 65% of his base salary. Between the low and high ends of the Eligibility Ranges, the percentage of base salary which each participant will be eligible to receive will increase as net income increases.

2013 Equity Incentive Program
At its April 2, 2013 meeting, the Compensation Committee of our Board of Directors adopted a program for equity incentives for fiscal year 2013 (the “2013 Equity Incentive Program”) under the Equity Incentive Plan. Our Executive Officers are the participants in the 2013 Equity Incentive Program, which permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2013 Equity Incentive Program, award payments are expected to be paid in Performance RSUs.
The performance goals under the 2013 Equity Incentive Program are qualitatively the same as the performance goals under the 2013 Cash Incentive Program, i.e. such goals are based upon the Company earning net income within or above an Eligibility Range for fiscal year 2013 and, with respect to the Executive Vice Presidents, personal goals as set forth above under “2013 Incentive Programs-2013 Cash Incentive Program.” However, the levels of net income within the Eligibility Ranges for the 2013 Equity Incentive Program are higher than those established under the 2013 Cash Incentive Program. If the Company's net income is below the Eligibility Range for the 2013 Equity Incentive Program, no Performance RSUs can be earned under the 2013 Equity Incentive Program. If the Company's net income is within the Eligibility Range, the number of Performance RSUs which our Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company's net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.
For the 2013 Equity Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $92.8 million to $100.2 million of net income and for our Executive Vice Presidents an Eligibility Range of $99.8 million to $102.0 million of net income. If the Company earns net income below the low end of the Eligibility Range, the applicable participant cannot earn Performance RSUs under the 2013 Equity Incentive Program. At $92.8 million of net income, Mr. Black will be eligible to earn Performance RSUs having a value of up to $182,248; at $99.8 million of net income, each Executive Vice President will be eligible to earn Performance RSUs having a value of up to $50,000. At or above $100.2 million of net income, Mr. Black will be eligible to earn Performance RSUs having a value of up to of $2,004,732; at or above $102.0 million of net income, each Executive Vice President will be eligible to earn Performance RSUs having a value of up to of $150,000. Between the low and high ends of the Eligibility Ranges, the value of Performance RSUs which each participant will be eligible to earn will increase as net income increases. The “value” of the Performance RSUs, and the number of Performance RSUs which will be granted, will be determined by reference to the closing price of the Company's stock on April 2, 2013.
Negative Discretion
For both of the 2013 Incentive Programs (i.e., the 2013 Cash Incentive Program and the 2013 Equity Incentive Program), the Compensation Committee may exercise negative discretion to reduce the amount of a cash award that otherwise would have been payable to, or to reduce the number of Performance RSUs that would otherwise have been earned by, an Executive Officer at any particular level of net income achieved by the Company, even if the Company's net income is within or above the applicable Eligibility Range. In deciding whether, and to what extent, to pay a cash award to, or to certify the earning of Performance RSUs by, an Executive Vice President, an important factor which may be considered by the Compensation Committee in exercising its negative discretion is Mr. Black's evaluation of the individual performance of each Executive Vice President. Generally, Mr. Black makes his recommendation based upon his evaluation of the Executive Vice President's individual contributions to the performance of the Company and such other factors as he may deem relevant. The final determination of the amount of a cash award that will be paid to, or the number of Performance RSUs that will be earned by, each Executive Officer is made by the Compensation Committee; however, the Compensation Committee may not increase the cash award payable to, or the number of Performance RSUs which will be earned by, an Executive Officer above the amount or number that is otherwise applicable at any particular level of net income achieved by the Company.

Employment Contract Amendments
On April 2, 2013, the Compensation Committee of our Board of Directors approved the extension of the employment term of each of the Company's Executive Officers through January 31, 2015. The Company also extended the employment term of the Company's senior vice president-general counsel through January 31, 2015. Amendments to the employment agreements of such officers are attached to this Annual Report on Form 10-K as Exhibits 10.3(g), 10.5(e), 10.6(g), 10.8(i), 10.9 (a) and 10.11(f).

Consulting Agreement Amendment
On April 2, 2013, the Audit Committee of our Board of Directors approved an amendment to that certain consulting agreement entered into by the Company and Robert N. Wildrick, the Chairman of the Board of Directors on September 9, 2008 (the “Consulting Agreement”). The Second Amendment to Consulting Agreement extends the term of the Consulting Agreement through January 30, 2016. All other terms of the Consulting Agreement remain unchanged. The Second Amendment to Consulting Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.7(d).

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The disclosure required under Item 10, other than the following information concerning our code of ethics, is omitted in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Proposal One - Election of Directors,” “ Executive Compensation and Related Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” if filed by June 3, 2013 (the first business day following 120 days from the close of fiscal year-end 2012) or (b) filing an amendment to this Form 10-K which contains the required information by June 3, 2013.
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
The disclosure required under Item 11 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” if filed by June 3, 2013 or (b) filing an amendment to this Form 10-K which contains the required information by June 3, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The disclosure required under Item 12 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” if filed by June 3, 2013 or (b) filing an amendment to this Form 10-K which contains the required information by June 3, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The disclosure required under Item 13 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Transactions with Related Persons” and “Proposal One - Election of Directors” if filed by June 3, 2013 or (b) filing an amendment to this Form 10-K which contains the required information by June 3, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The disclosure required under Item 14 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the section entitled “Proposal Two - Ratification of Registered Public Accounting Firm” if filed by June 3, 2013 or (b) filing an amendment to this Form 10-K which contains the required information by June 3, 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:
(a) (2) List of Financial Statement Schedules
All required information is included within the Consolidated Financial Statements and the notes thereto.
(a) (3) List of Exhibits

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of August 23, 2012.*(26)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2012 and 2013 Cash and Equity Incentive Programs.*(27)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.3(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†

10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.5(e)	—	Fifth Amendment, dated as of April 2, 2013, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(27)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.6(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.7(d)	—	Second Amendment, dated as of April 2, 2013, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(27)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†

10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.8(i)	—	Fifteenth Amendment, dated as of April 2, 2013, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.9(a)	—	First Amendment, dated as of April 2, 2013 to Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.11(f)	—	Sixth Amendment, dated as of April 2, 2013 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(27)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated May 1, 2012, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(27)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†

10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(27)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(27)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(27)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(27)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(27)
101.INS	—	XBRL Instance Document. **(27)
101.SCH	—	XBRL Taxonomy Extension Schema Document. **(27)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **(27)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **(27)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. **(27)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **(27)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998 (SEC File No. 000-23874).
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (SEC File No. 000-23874).
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 (SEC File No. 033-14657).
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 (SEC File No. 033-14657).
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002 (SEC File No. 033-14657).
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005 (SEC File No. 033-14657).
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 (SEC File No. 033-14657).
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 (SEC File No. 033-14657).
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007 (SEC File No. 033-14657).
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007 (SEC File No. 033-14657).
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (SEC File No. 000-23874).

*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (SEC File No. 000-23874).
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008 (SEC File No. 000-23874).
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
*(26)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.
*(27)	—	Filed herewith
**	—
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the "Company") as of January 28, 2012 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of January 28, 2012 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Baltimore, MD
April 3, 2013

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 28, 2012 AND FEBRUARY 2, 2013

	January 28, 2012	February 2, 2013
	(In thousands, except share information)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,230	$71,288
Short-term investments	240,252	305,833
Accounts receivable, net	15,906	10,644
Inventories	304,655	330,502
Prepaid expenses and other current assets	20,886	23,922
Total current assets	668,929	742,189
NONCURRENT ASSETS:
Property, plant and equipment, net	144,392	152,360
Other noncurrent assets	291	298
Total assets	$813,612	$894,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,664	$53,782
Accrued expenses	92,937	104,639
Deferred tax liability — current	8,479	11,928
Total current liabilities	168,080	170,349
NONCURRENT LIABILITIES:
Deferred rent	47,600	45,531
Deferred tax liability — noncurrent	11,973	9,791
Other noncurrent liabilities	1,025	1,613
Total liabilities	228,678	227,284
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par, 45,000,000 shares authorized, 27,827,837 issued and outstanding at January 28, 2012 and 27,962,249 issued and outstanding at February 2, 2013	277	279
Additional paid-in capital	91,766	94,757
Retained earnings	493,022	572,718
Accumulated other comprehensive income (loss)	(131)	(191)
Total stockholders’ equity	584,934	667,563
Total liabilities and stockholders’ equity	$813,612	$894,847

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 28, 2012 AND FEBRUARY 2, 2013

	Fiscal Year
	2010	2011	2012
	(In thousands, except per share information)
NET SALES	$858,128	$979,852	$1,049,313
Cost of goods sold	320,585	371,577	437,551
GROSS PROFIT	537,543	608,275	611,762
OPERATING EXPENSES:
Sales and marketing, including occupancy costs	326,464	372,268	409,150
General and administrative	69,472	76,600	74,172
Total operating expenses	395,936	448,868	483,322
OPERATING INCOME	141,607	159,407	128,440
OTHER INCOME (EXPENSE):
Interest income	589	347	429
Interest expense	(136)	(312)	(26)
Total other income (expense)	453	35	403
Income before provision for income taxes	142,060	159,442	128,843
Provision for income taxes	56,261	61,951	49,147
NET INCOME	$85,799	$97,491	$79,696
PER SHARE INFORMATION
Earnings per share:
Basic	$3.11	$3.51	$2.86
Diluted	$3.08	$3.49	$2.84
Weighted average shares outstanding:
Basic	27,553	27,757	27,901
Diluted	27,851	27,961	28,013

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 28, 2012 AND FEBRUARY 2, 2013

	Fiscal Year
	2010	2011	2012
	(In thousands, except per share information)
NET INCOME	$85,799	$97,491	$79,696
Adjustment to minimum pension liability, net of tax effects of $8, $115 and $32, respectively	23	(209)	(60)
Comprehensive income	85,822	97,282	79,636

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 28, 2012 AND FEBRUARY 2, 2013

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except share information)
BALANCE, JANUARY 30, 2010	27,526,744	$183	$83,249	$309,823	$55	$393,310
Net income	—	—	—	85,799	—	85,799
Adjustment to minimum pension liability, net of tax effect of $8	—	—	—	—	23	23
Comprehensive income						85,822
Stock dividend transfer of par value	—	91	—	(91)	—	—
Fractional share payments	(542)	—	(21)	—	—	(21)
Equity compensation	—	—	1,252	—	—	1,252
Issuance of common stock pursuant to equity compensation plans	95,852	1	1,012	—	—	1,013
Income tax benefit from stock compensation plans	—	—	1,300	—	—	1,300
BALANCE, JANUARY 29, 2011	27,622,054	275	86,792	395,531	78	482,676
Net income	—	—	—	97,491	—	97,491
Adjustment to minimum pension liability, net of tax effect of $115	—	—	—	—	(209)	(209)
Comprehensive income						97,282
Stock dividend transfer of par value	—	—	—	—	—	—
Fractional share payments	—	—	—	—	—	—
Equity compensation	—	—	2,547	—	—	2,547
Issuance of common stock pursuant to equity compensation plans	205,783	2	544	—	—	546
Income tax benefit from stock compensation plans	—	—	1,883	—	—	1,883
BALANCE, JANUARY 28, 2012	27,827,837	277	91,766	493,022	(131)	584,934
Net income	—	—	—	79,696	—	79,696
Adjustment to minimum pension liability, net of tax effect of $32	—	—	—	—	(60)	(60)
Comprehensive income						79,636
Equity compensation	—	—	2,236	—	—	2,236
Issuance of common stock pursuant to equity compensation plans	134,412	2	782	—	—	784
Income tax benefit from stock compensation plans	—	—	607	—	—	607
Tax Payments related to equity compensation plans	—	—	(634)	—	—	(634)
BALANCE, FEBRUARY 2, 2013	27,962,249	$279	$94,757	$572,718	$(191)	$667,563

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 28, 2012 AND FEBRUARY 2, 2013

		Fiscal Year
	2010	2011	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,799	$97,491	$79,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,479	26,101	28,521
Loss on disposals of property, plant and equipment	357	311	269
Asset impairment charges	1,215	294	805
Non-cash equity compensation	1,252	2,547	2,236
Increase in deferred taxes	2,751	11,029	1,267
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,665)	(6,381)	5,262
(Increase) in inventories	(14,989)	(71,345)	(25,847)
(Increase) in prepaids and other current assets	(3,459)	(1,392)	(3,004)
(Increase) decrease in non-current assets	83	46	(7)
Increase (decrease) in accounts payable	13,280	35,159	(12,882)
Increase (decrease) in accrued expenses	1,738	(77)	9,782
(Decrease) in deferred rent	(2,574)	(1,679)	(2,069)
Increase (decrease) in other noncurrent liabilities	(28)	(288)	496
Net cash provided by operating activities	106,239	91,816	84,525
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments for capital expenditures	(29,352)	(37,531)	(35,643)
Proceeds from maturities of short-term investments	169,736	393,424	480,089
Payments to acquire short-term investments	(189,789)	(443,887)	(545,670)
Net cash (used in) investing activities	(49,405)	(87,994)	(101,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Income tax benefit from stock compensation plans	1,300	1,883	607
Net proceeds from issuance of common stock	1,013	546	784
Fractional share payments	(21)	—	—
Tax payments related to equity compensation plans	—	—	(634)
Net cash provided by financing activities	2,292	2,429	757
Net increase (decrease) in cash and cash equivalents	59,126	6,251	(15,942)
CASH AND CASH EQUIVALENTS, beginning of year	21,853	80,979	87,230
CASH AND CASH EQUIVALENTS, end of year	$80,979	$87,230	$71,288

The accompanying notes are an integral part of these consolidated financial statements.

JOS. A. BANK CLOTHIERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES
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
Fiscal Year — We maintain our accounts on a 52/53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 29, 2011 and January 28, 2012 contained 52 weeks. The fiscal year ended February 2, 2013 contained 53 weeks.
Seasonality — Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2010, 2011 and 2012, we generated approximately 37%, 35% and 34%, respectively, of our annual net sales and approximately 48%, 45% and 36%, respectively, of our annual net income.
Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. However, actual results could and probably will differ from those estimates. Significant estimates in these financial statements include net realizable value of inventory, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates related to the liability for health care costs, estimates related to the sales returns reserve, estimates related to legal contingencies and estimates related to the realizability of deferred tax assets, among others.
Cash and Cash Equivalents — Cash and cash equivalents totaled $87.2 million and $71.3 million at fiscal year-end 2011 and fiscal year-end 2012, respectively, and include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At fiscal year-end 2011 and 2012, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.
Short-term Investments — Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At fiscal year-end 2012, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.
Supplemental Cash Flow Information — Interest and income taxes paid were as follows:

	Fiscal Year
	2010	2011	2012
	(In thousands)
Interest paid	$116	$312	$26
Income taxes paid	$59,523	$57,206	$51,275
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
Franchise Fees —We have 15 stores operated by franchisees, representing approximately 2% of our store base. Monthly franchise fees are recognized when earned under the franchise agreements. The fees are based on a percentage of sales generated by the Franchise stores. In addition, the Company sells inventory at a mark-up to the franchisees.

Such fees are included in net sales in the Consolidated Statements of Income. Initial franchise fees are fully earned upon execution of the franchise agreements. There are no further obligations on the part of the Company in order to earn the initial franchise fee.
We do not have a controlling interest in any of our franchisees through voting rights or any other means and, in accordance with FASB ASC 810-10, “Consolidation of Variable Interest Entities,” we do not consolidate these entities. We sell inventory to our Franchise stores at prices above cost and the Franchise stores have the right to return some of their inventory to us.
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
Landlord Contributions — We typically receive reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, we record cash and reduce the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with our policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense, which is consistent with the classification of lease expense. The amortization of deferred rent recognized in the Consolidated Statements of Income was $8.0 million, $8.2 million and $8.5 million in fiscal years 2010, 2011 and 2012, respectively.
Catalog — Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with FASB ASC 720-35, “Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order, which is typically over a six month period. The benefit period is based on historical ordering patterns. At fiscal year-end 2011 and fiscal year-end 2012, the amounts included in prepaid expenses and other current assets related to catalog costs were $0.8 million and $0.9 million, respectively.
Marketing Expenses — Marketing expenses consist of advertising, display, list rental and Internet advertising costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog production costs, was approximately $57.1 million, $70.0 million and $84.0 million in fiscal years 2010, 2011 and 2012, respectively. These amounts exclude catalog production costs of approximately $5.9 million, $6.2 million and $5.8 million for fiscal years 2010, 2011 and 2012, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.
Contingent Rental Expense — We have certain store leases that determine all or a portion of their rent based on annual aggregate sales from the respective stores. We recognize contingent rental expense prior to achievement of the specified target that triggers the contingent rental provided that achievement of that target is probable. The amount is recorded on a straight-line basis throughout the year based on the projected annual contingent rent.
Property, Plant and Equipment — Property, plant and equipment are stated at cost. We depreciate and amortize property, plant and equipment on a straight-line basis over the following estimated useful lives:

Asset Class	Estimated Useful Lives
Buildings and improvements	25 years
Equipment	3‑10 years
Furniture and fixtures	10 years
Leasehold improvements	Generally 10 years
We amortize leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2010, 2011 and 2012 was approximately $24.5 million,$26.1 million and $28.5 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal years 2010, 2011 and 2012, we recognized impairment charges of $1.2 million, $0.3 million and $0.8 million, respectively, relating to several stores within our Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2010, 2011 and 2012 were estimated to be $0.2 million, $0.3 million and $0.2 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of the Company's best estimates and the discount rates which we believe are representative of arms-length third-party required rates of return.
Fair Value of Financial Instruments — For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts reflect the market value due to the short-term nature of these accounts. For short-term investments, the carrying amounts reflect the market value due to the short-term maturities of these instruments.
Net Sales — In our Stores segment, net sales are recognized at the point-of-sale. In our Direct Marketing segment, sales are recognized when products are shipped to the customer. We present sales net of sales tax in the accompanying Consolidated Statements of Income. We provide for sales returns based on estimated returns in future periods. The sales return reserves at fiscal years 2010, 2011 and 2012 were $2.4 million, $2.6 million and $2.7 million, respectively, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
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

Earnings Per Share ("EPS") — Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Fiscal Year
	2010	2011	2012
	(In thousands)
Weighted average shares outstanding for basic EPS	27,553	27,757	27,901
Dilutive effect of common stock equivalents	298	204	112
Weighted average shares outstanding for diluted EPS	27,851	27,961	28,013
We use the treasury method for calculating the dilutive effect of common stock equivalents. For fiscal years 2010, 2011 and 2012, there were no anti-dilutive common stock equivalents which were excluded from the calculation of diluted shares.
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
Equity Compensation — We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards (which represents approximately $2.5 million of the aggregate grant date fair value of $3.4 million for fiscal year 2010, approximately $2.6 million of the aggregate grant date fair value of $3.2 million for fiscal year 2011 and none of the aggregate grant date fair value of $0.5 million for fiscal year 2012), we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for fiscal years 2010, 2011 and 2012 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $1.2 million, $2.5 million and $2.1 million, respectively, and the tax benefit recognized related to this compensation was $0.5 million, $1.0 million and $0.8 million, respectively.
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
In June 2011, the FASB issued ASU Update 2011-05, which amends ASC Topic 220, "Comprehensive Income," to increase the prominence of items reported in the other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all non-owner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. The guidance, as amended, is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures. The adoption of ASU Update 2011-05 and ASU 2011-12 for fiscal year 2012 did not have a material impact on our consolidated financial statements.

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

2.	INVENTORIES:
Inventories as of January 28, 2012 and February 2, 2013, consist of the following:

	January 28, 2012	February 2, 2013
	(In thousands)
Finished goods, net	$288,182	$317,635
Raw materials	16,473	12,867
Total inventories, net	$304,655	$330,502

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets as of January 28, 2012 and February 2, 2013, consist of the following:

	January 28, 2012	February 2, 2013
	(In thousands)
Landlord contributions receivable	$3,024	$2,706
Prepaid rents	5,388	5,881
Prepaid executive deferred compensation	2,525	2,762
Prepaid expenses and other current assets	9,949	12,573
Total prepaid expenses and other current assets, net	$20,886	$23,922

4.	PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment as of January 28, 2012 and February 2, 2013, consist of the following:

	January 28, 2012	February 2, 2013
	(In thousands)
Land	$1,819	$1,819
Buildings and improvements	17,109	17,731
Leasehold improvements	144,761	156,434
Furniture and fixtures	94,992	104,221
Equipment and other	63,521	75,849
	322,202	356,054
Less: accumulated depreciation and amortization	(177,810)	(203,694)
Property, plant and equipment, net	$144,392	$152,360
As of fiscal year-end 2011 and fiscal year-end 2012, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $6.7 million and $8.7 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective fiscal year-ends. The net increases in these amounts of $1.2 million, $4.9 million and $2.0 million for fiscal years 2010, 2011 and 2012, respectively, are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows as these changes are non-cash items.

5.	ACCRUED EXPENSES:
Accrued expenses as of January 28, 2012 and February 2, 2013, consist of the following:

	January 28, 2012	February 2, 2013
	(In thousands)
Accrued compensation and benefits	$26,184	$19,485
Gift cards and certificates payable	17,805	19,985
Accrued federal and state income tax	2,330	—
Current portion of deferred rent	10,238	10,669
Accrued advertising expenses	6,702	21,749
Accrued property, plant, and equipment	6,731	8,651
Other accrued expenses	22,947	24,100
Total	$92,937	$104,639
Other accrued expenses consist primarily of liabilities related to: accrued franchise fees, sales return reserves, sales and property taxes and other accrued costs.

6.	LONG-TERM DEBT AND CREDIT AGREEMENT:
We had no long-term or short-term debt outstanding as of January 28, 2012 or February 2, 2013.
During the past several years and through the first quarter of fiscal year 2010, we maintained a $100 million credit facility with a maturity date of April 30, 2010. Based on our then-current cash and short-term investment positions, and projected cash needs and market conditions, we elected not to negotiate a renewal or replacement of the credit facility. As a result, the credit facility expired on April 30, 2010 in accordance with its terms.

7.	INCOME TAXES
The provision for income taxes consisted of the following:

	Fiscal Year
	2010	2011	2012
	(In thousands)
Federal:
Current	$43,768	$42,161	$42,532
Deferred	2,949	10,463	652
State:
Current	9,742	8,761	5,348
Deferred	(198)	566	615
Provision for income taxes	$56,261	$61,951	$49,147
Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2010, 2011 and 2012 to income before provision for income taxes as follows:

	Fiscal Year
	2010	2011	2012
	(In thousands)
Computed federal tax provision at statutory rates	$49,721	$55,805	$45,095
State income taxes, net of federal income tax effect	6,204	6,063	3,876
Non-deductible compensation	131	—	—
Change in tax reserves	107	74	119
Other, net	98	9	57
Provision for income taxes	$56,261	$61,951	$49,147

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of January 28, 2012 and February 2, 2013 are as follows:

	January 28, 2012	February 2, 2013
	(In thousands)
Deferred tax assets:
Current accrued liabilities and other	$9,595	$10,117
Noncurrent lease obligations	11,053	9,685
Noncurrent accrued liabilities and other	338	352
	20,986	20,154
Deferred tax liabilities:
Current inventories	(16,491)	(20,278)
Current prepaid expenses and other current assets	(1,583)	(1,767)
Noncurrent property, plant and equipment	(23,364)	(19,828)
	(41,438)	(41,873)
Net deferred tax liability	$(20,452)	$(21,719)
The following table summarizes the activity related to our unrecognized tax benefits and related accrued interest and penalties for fiscal years 2011 and 2012:

	Fiscal Year
	2011	2012
	(In thousands)
Unrecognized tax benefit, beginning of year	$823	$626
Increases related to current year tax positions	210	293
Settlement of tax positions	(271)	(132)
Expiration of the statue of limitations for the assessment of taxes	(136)	(174)
Unrecognized tax benefit, end of year	$626	$613
In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at January 28, 2012 and February 2, 2013.
The fiscal year 2012 effective income tax rate was 38.1%, as compared with 38.9% for fiscal year 2011. The decrease during fiscal year 2012 was primarily driven by lower state income taxes.
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
We file a federal income tax return along with state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008 which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2009, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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
The following table sets forth the plans' benefit obligations, fair value of plan assets, and funded status at January 28, 2012 and February 2, 2013:

	Pension Benefits		Postretirement Benefits

	Fiscal Year		Fiscal Year
	2011	2012	2011	2012
	(In thousands)
Accumulated benefit obligation	$1,633	$1,978	$46	$43
Fair value of plan assets	1,777	1,904	—	—
Funded status	144	(74)	(46)	(43)
Accrued (prepaid) benefit cost recognized in the balance sheets	$(144)	$74	$46	$43

Weighted-average discount rate assumptions used to determine benefit obligations as of January 28, 2012 and February 2, 2013 (the dates of the latest actuarial calculations) were 4.75% and 4.25%, respectively. Weighted-average assumptions used to determine net cost included a discount rate of 6.00%, 5.75% and 4.75% for fiscal years 2010, 2011 and 2012, respectively. The return on plan assets assumption was 7.00% for fiscal years 2010, 2011 and 2012.
Plan assets of our pension benefits as of January 28, 2012 and February 2, 2013 consisted primarily of balanced mutual funds and short-term investment funds.
Pension expense recognized in our statements of income was $0.1 million for each of fiscal years 2010, 2011 and 2012. We contributed $0.4 million to the pension plan in fiscal year 2011 and made no contribution in fiscal year 2012. We do not expect to be required to contribute significant amounts of cash in fiscal year 2013 to the pension plan.
Profit Sharing Plan — We maintain a defined contribution 401(k) profit sharing plan for our employees. All non-union and certain union employees are eligible to participate in the plan on the first day of the month following three months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. Our contribution to the 401(k) plan is discretionary. Amounts expensed related to the plan for matching contributions were approximately $0.9 million, $0.9 million, and $0.4 million for fiscal years 2010, 2011 and 2012, respectively.
Deferred Compensation Plan — We also maintain a non-qualified deferred compensation plan for certain executives. All assets of the plan are fully subject to our creditors. There were no matching contributions in any of fiscal years 2010, 2011 or 2012, although contributions were made by certain executives. Included in the Consolidated Balance Sheets, within “Prepaid expenses and other current assets” and “Accrued Expenses,” are separate amounts of an equal asset and liability of $2.5 million at fiscal year-end 2011 and $2.8 million at fiscal year-end 2012.

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

On December 21, 2012, the parties accepted a mediator’s proposal to settle this case. The proposed settlement has been recorded by the Company. The parties are in the process of negotiating a settlement agreement pursuant to the mediator’s proposal. Any such settlement agreement will be subject to the approval of the said Superior Court. Although we expect the parties to enter into a settlement agreement and the Superior Court to approve the settlement agreement, we cannot provide any assurance that such events will occur.

On April 5, 2012, James Waldron and Matthew Villani, on their own behalf and on behalf of all others similarly situated, filed a putative class action against the Company in the United States District Court for the District of New Jersey (Case 2:33- av-00001). On August 6, 2012, the named plaintiffs filed an Amended Class Action Complaint (the "Waldron Complaint") alleging, among other things, that the Company’s merchandise is perpetually on sale and the sale price is actually the price at which the merchandise is regularly offered. As a result, the Waldron Complaint alleges the Company’s advertising practices violate the New Jersey Consumer Fraud Act and constitute unjust enrichment. The Waldron Complaint seeks, among other relief, certification of the case as a national (or New Jersey only) class action, injunctive relief, declaratory relief, disgorgement of profits, monetary damages (including treble damages), restitution, costs and attorneys’ fees, statutory pre-judgment interest and other legal and equitable relief. On January 28, 2013, upon the motion of the Company, the said U.S. District Court issued an Order and Opinion dismissing the Waldron Complaint in its entirety, without prejudice.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Original Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Original Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Original Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. On February 7, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the Original Camasta Complaint in its entirety, without prejudice. On March 1, 2013, Camasta filed a First Amended Class Action Complaint in the said United States District Court making substantially the same allegations as in the Original Camasta Complaint. We intend to defend this lawsuit vigorously.

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

Employment Agreements and Performance-Based Incentive Compensation — We have employment agreements with certain of our executives expiring at the end of fiscal year January 2014, with aggregated base compensation of $5.9 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, we have severance obligations to these and certain other executives aggregating up to approximately $4.3 million, not including annual adjustments. These executives are also eligible for additional performance-based incentive payments. In addition, other employees are eligible for incentive-based payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. Performance-based incentive compensation expense (excluding commissions) for all eligible employees was approximately $9.2 million in fiscal year 2010, $7.8 million in fiscal year 2011 and $2.1 million in fiscal year 2012.

Lease Obligations — We have numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals, plus contingent rentals based on sales. Renewal options are available under the majority of the leases.
Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2012, were as follows:

Fiscal Year Ending	Amount
(In thousands)
Fiscal year 2013	75,846
Fiscal year 2014	67,947
Fiscal year 2015	58,379
Fiscal year 2016	50,756
Fiscal year 2017	41,973
Thereafter	110,133
Total	$405,034
The minimum rentals above do not include additional payments for contingent percentage rent, which is typically based on sales, deferred rent amortization, insurance, property taxes, utilities, common area maintenance and other common costs that may be due as provided for in the leases.
Total minimum rental expense for operating leases was approximately $57.0 million, $62.8 million and $68.0 million for fiscal years 2010, 2011 and 2012, respectively. Contingent rent expense in fiscal years 2010, 2011 and 2012, which was based on a percentage of net sales at the applicable properties, was approximately $2.5 million, $3.6 million and $4.0 million, respectively.
As of fiscal year-end 2012, we have also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements are $0.5 million in fiscal year 2013, $0.8 million in each of fiscal years 2014, 2015, 2016 and 2017, and $4.5 million thereafter.
Inventories — We ordinarily place orders for the purchases of inventory at least one to two seasons in advance. Approximately 1% of the total product purchases (including piece goods) in fiscal year 2012 were sourced from United States suppliers, and approximately 99% were sourced from suppliers in other countries. In fiscal year 2012, approximately 28% of the total product purchases were from suppliers in China (including Hong Kong), 28% in Mexico, 9% in Malaysia, 8% in India, 6% in Bangladesh, and 6% in the Philippines. In fiscal year 2012, we purchased approximately 53% of our finished product through a single buying agent who sources the products from various vendors, including those described above. No other country represented more than 5% of total product purchases in fiscal year 2012. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 63% of the raw materials purchased directly by us in fiscal year 2012. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on our specifications.
Other — We have a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives at a fee of $0.8 million per year. The agreement commenced on February 1, 2009 and is set to expire on January 30, 2016. We have an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under Leadbetter's name. The agreement expires in January 2016. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2010, 2011 and 2012 and is expected to be $0.2 million for fiscal year 2013.

10.	INCENTIVE STOCK OPTION AND OTHER EQUITY PLANS:
Effective January 28, 1994, the Company adopted an Incentive Plan (the “1994 Plan”). The 1994 Plan generally provides for the granting of stock, stock options, stock appreciation rights, restricted shares or any combination of the foregoing to the eligible participants, as defined, for issuance of up to 3.4 million shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of January 29, 2005 (“fiscal year 2004”). In March 2002, the Company adopted an Incentive Plan (the “2002 Plan”) which provides for issuance of up to 1.4 million shares of common stock in the aggregate, of which options to purchase all of such shares had been granted as of the end of fiscal year 2005. The exercise price of an option granted under both the 1994 Plan and the 2002 Plan may not be less than the fair market value of the underlying shares of Common Stock on the date of grant, and employee options generally expire at the earlier of termination of employment or ten years from the date of grant. All options covered under the 1994 Plan and the 2002 Plan were fully vested as of the end of fiscal year 2005.

On March 30, 2010, the Board of Directors approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “2010 Plan” and together with the "1994 Plan" and the "2002 Plan", the "Plans"). The 2010 Plan was approved by stockholders at the Company's 2010 annual meeting of stockholders on June 17, 2010.
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
On March 30, 2010, the Board of Directors also approved the Jos. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a nonqualified, unfunded plan designed to provide a select group of the Company's senior management, which includes each of the named executive officers, highly compensated employees, and non-employee directors, with the opportunity to accumulate Company shares (through stock units) by deferring compensation on a pre-tax basis, and to provide the Company with a method of rewarding and retaining these individuals by providing them with a means to defer receipt of cash and shares of Common Stock associated with future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards. The Deferred Compensation Plan reserves 4.5 million shares of the Company's Common Stock for issuance pursuant to distributions under the plan. At January 28, 2012 and February 2, 2013, 26,500 and 33,900 stock units, respectively, were outstanding under this plan.
Changes in options outstanding that were issued under the 1994 and 2002 Plans were as follows:

	Fiscal Year 2010		Fiscal Year 2011		Fiscal Year 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except per share information)
Outstanding at beginning of year	401	$6.89	305	$5.73	109	$7.18
Granted	—	$—	—	$—	—	$—
Exercised	(96)	$10.57	(196)	$4.92	(109)	$7.18
Canceled	—	$—	—	$—	—	$—
Outstanding at end of year	305	$5.73	109	$7.18	—	$—

During fiscal years 2010, 2011 and 2012 we granted restricted stock units (“RSUs”) under the 2010 Plan to a certain number of our officers and to the members of the Board of Directors at a weighted-average grant date fair value per share of $39.72, $48.88, and $42.38, respectively, and an aggregate fair value of approximately $3.4 million, $3.2 million and $0.5 million, respectively. The grant date fair value per share is based on the shares granted and the quoted price of the Company's Common Stock on the date of grant. The grants to the officers are intended to qualify under Section 162(m).

A summary of our nonvested RSU activity during fiscal years 2010, 2011 and 2012 is presented below:

	Fiscal Year 2010		Fiscal Year 2011		Fiscal Year 2012
Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share information)
Nonvested at beginning of year	—	—	86	$39.72	110	$45.22
Granted	86	$39.72	66	$48.88	11	$42.38
Vested	—	—	(42)	$39.72	(44)	$46.01
Forfeited	—	—	—	$—	—	$—
Nonvested at end of year	86	$39.72	110	$45.22	77	$44.36
As of February 2, 2013, there was unrecognized compensation expense related to nonvested RSUs of approximately $1.4 million, which is expected to be recognized over a weighted average period of 0.9 years. As of February 2, 2013, the intrinsic value of nonvested RSUs was $3.2 million based on a share price of $40.93. The total value of RSUs that vested during 2011 and 2012 was $2.0 million each fiscal year.
Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options or the issuance of other awards in excess of the deferred tax asset attributable to stock compensation expense for such equity awards. In accordance with ASC 718 such realized tax benefits are presented as part of cash flows from financing activities. For fiscal years 2010, 2011 and 2012, tax benefits realized from stock equity awards totaled $1.3 million, $1.9 million and $0.6 million, respectively.

11.	RIGHTS AGREEMENT:
We maintain a Rights Agreement in which preferred stock purchase rights (“Rights”) were distributed as a dividend at the rate of one Right for each share of outstanding Common Stock held as of the close of business on September 20, 2007. This Rights Agreement has an outside expiration date of September 20, 2017 and replaced a similar agreement which expired on September 19, 2007. The number of Rights associated with each share of Common Stock will be proportionally adjusted in connection with any stock split or stock dividends issued in accordance with the Rights Agreement. In addition, the Rights Agreement provides that at the time Rights certificates evidencing the Rights are to be issued, we will not be required to issue Rights certificates that evidence fractional Rights. In lieu of such fractional Rights, we will pay to the persons to which fractional Rights would otherwise be issuable, an amount in cash equal to the fraction of the market value of a whole Right.
Each Right will entitle stockholders to buy one 1/100th of a share of Series A Junior Participating Preferred Stock of Jos. A. Bank at an exercise price of $200. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of our outstanding Common Stock (without the approval of the board of directors) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 20% or more of our outstanding Common Stock.
If any person becomes the beneficial owner of 20% or more of our outstanding common stock (without the approval of the board of directors), or if a holder of 20% or more of our Common Stock engaged in certain self-dealing transactions or a merger transaction in which the Company is the surviving corporation and its Common Stock remains outstanding, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, units of the Company's Series A Junior Participating Preferred Stock (or, in certain circumstances, Common Stock, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price of the Rights. In addition, if we are involved in a merger or other business combination transaction with another person after which our Common Stock does not remain outstanding, or sell 50% or more of our assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a market value equal to twice the then-current exercise price of the Rights. We will generally be entitled to redeem the Rights at $0.01 per Right at any time prior to the earlier of (i) such time that a person has become an Acquiring Person or (ii) the Final Expiration Date (as such terms are defined in the Rights Agreement).

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
Segment data is presented in the following tables:
Fiscal Year 2010

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$754,342	$85,410	$18,376	$858,128
Depreciation and amortization	20,786	558	3,135	24,479
Operating income (loss) (b)	182,659	31,870	(72,922)	141,607
Capital expenditures (c)	19,340	1,244	8,768	29,352
Fiscal Year 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$854,322	$97,924	$27,606	$979,852
Depreciation and amortization	21,465	651	3,985	26,101
Operating income (loss) (b)	203,553	32,887	(77,033)	159,407
Capital expenditures (c)	25,522	401	11,608	37,531
Fiscal Year 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$890,700	$120,137	$38,476	$1,049,313
Depreciation and amortization	23,204	743	4,574	28,521
Operating income (loss) (b)	173,763	29,182	(74,505)	128,440
Capital expenditures (c)	27,638	922	7,083	35,643
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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $13.0 million, $17.9 million and $20.8 million for fiscal years 2010, 2011 and 2012, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

13.	RELATED PARTY TRANSACTIONS:
On September 9, 2008, the Company and Mr. Wildrick entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which the Company retained Mr. Wildrick to consult on matters of strategic planning and initiatives for a consulting period from February 1, 2009 through January 31, 2012 at a fee of $0.8 million per year. Pursuant to that certain First Amendment to Consulting Agreement, dated November 30, 2010, the consulting period was extended through January 26, 2014. Pursuant to that certain Second Amendment to Consulting Agreement, dated April 2, 2013, the consulting period was extended through January 30, 2016. Except for the extensions of the consulting period, neither of the amendments changed any of the terms or conditions of the Consulting Agreement. In accordance with the Company's policy regarding related party transactions described below, the First Amendment was approved by the independent members of the Board of Directors and the Second Amendment was approved by the Audit Committee.
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

14.	QUARTERLY FINANCIAL INFORMATION (Unaudited):
Summarized quarterly financial information in fiscal years 2011 and 2012 as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share information)
Fiscal Year 2011
Net sales	$193,270	$230,662	$209,635	$346,285	$979,852
Gross profit	125,313	143,907	131,252	207,803	608,275
Operating income	29,037	34,598	24,217	71,555	159,407
Net income	17,810	20,554	14,982	44,145	97,491
Diluted income per common share (a)	$0.64	$0.74	$0.54	$1.58	$3.49

Fiscal Year 2012
Net sales	$201,354	$260,343	$232,851	$354,765	$1,049,313
Gross profit	127,761	152,886	132,646	198,469	611,762
Operating income	24,408	37,116	21,168	45,748	128,440
Net income	14,832	23,158	13,305	28,401	79,696
Diluted income per common share (a)	$0.53	$0.83	$0.47	$1.01	$2.84
_________________________________________

(a)	Per common share amounts for the quarters and the full year have been calculated separately. Accordingly, quarterly amounts may not add to the full year amount because of the effects of rounding.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOS. A. BANK CLOTHIERS, INC. (Registrant)
		By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated:	April 3, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. NEAL BLACK	Director, President and Chief Executive Officer	April 3, 2013
(Principal Executive Officer)

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	April 3, 2013
(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT N. WILDRICK	Director, Chairman of the Board	April 3, 2013

/s/ ANDREW A. GIORDANO	Director, Chairman Emeritus and Lead Independent Director	April 3, 2013

/s/ JAMES H. FERSTL	Director	April 3, 2013

/s/ WILLIAM E. HERRON	Director	April 3, 2013

/s/ SIDNEY H. RITMAN	Director	April 3, 2013

Exhibits Index

3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of August 23, 2012.*(26)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2012 and 2013 Cash and Equity Incentive Programs.*(27)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.3(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.5(e)	—	Fifth Amendment, dated as of April 2, 2013, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(27)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†

10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.6(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.7(d)	—	Second Amendment, dated as of April 2, 2013, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(27)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.8(i)	—	Fifteenth Amendment, dated as of April 2, 2013, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.9(a)	—	First Amendment, dated as of April 2, 2013 to Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.11(f)	—	Sixth Amendment, dated as of April 2, 2013 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(27)†

10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated May 1, 2012, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(27)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(27)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(27)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(27)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(27)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(27)
101.INS	—	XBRL Instance Document. **(27)
101.SCH	—	XBRL Taxonomy Extension Schema Document. **(27)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. **(27)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. **(27)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. **(27)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. **(27)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998 (SEC File No. 000-23874).
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (SEC File No. 000-23874).
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 (SEC File No. 033-14657).
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 (SEC File No. 033-14657).
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002 (SEC File No. 033-14657).
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005 (SEC File No. 033-14657).
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 (SEC File No. 033-14657).
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 (SEC File No. 033-14657).
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007 (SEC File No. 033-14657).
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007 (SEC File No. 033-14657).
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (SEC File No. 000-23874).
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (SEC File No. 000-23874).
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008 (SEC File No. 000-23874).
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009.
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
*(26)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.
*(27)	—	Filed herewith
**	—
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