Form 10-Q
period 2013-05-04
BANK JOS A CLOTHIERS INC /DE/
filed 2013-06-05
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 30, 2013
Common Stock, $.01 par value	27,969,969

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with the economy, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Form 10-K for fiscal year 2012 and this Quarterly Report on Form 10-Q, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	April 28, 2012	May 4, 2013

Net sales	$201,354	$196,055
Cost of goods sold	73,593	76,869
Gross profit	127,761	119,186
Operating expenses:
Sales and marketing, including occupancy costs	85,762	88,701
General and administrative	17,591	17,532
Total operating expenses	103,353	106,233
Operating income	24,408	12,953
Other income (expense):
Interest income	68	171
Interest expense	(12)	(5)
Total other income (expense)	56	166
Income before provision for income taxes	24,464	13,119
Provision for income taxes	9,632	5,031
Net income	$14,832	$8,088
Per share information:
Earnings per share:
Basic	$0.53	$0.29
Diluted	$0.53	$0.29
Weighted average shares outstanding:
Basic	27,831	27,965
Diluted	27,995	28,047
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	February 2, 2013	May 4, 2013
	(In thousands)
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,288	$30,878
Short-term investments	305,833	289,852
Accounts receivable, net	10,644	21,073
Inventories:
Finished goods	317,635	348,570
Raw materials	12,867	11,796
Total inventories	330,502	360,366
Prepaid expenses and other current assets	23,922	27,257
Total current assets	742,189	729,426
NONCURRENT ASSETS:
Property, plant and equipment, net	152,360	151,806
Other noncurrent assets	298	215
Total assets	$894,847	$881,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,782	$41,333
Accrued expenses	104,639	97,528
Deferred tax liability — current	11,928	11,916
Total current liabilities	170,349	150,777
NONCURRENT LIABILITIES:
Deferred rent	45,531	43,811
Deferred tax liability — noncurrent	9,791	9,261
Other noncurrent liabilities	1,613	1,650
Total liabilities	227,284	205,499
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—
Common stock	279	279
Additional paid-in capital	94,757	95,054
Retained earnings	572,718	580,806
Accumulated other comprehensive income (loss)	(191)	(191)
Total stockholders’ equity	667,563	675,948
Total liabilities and stockholders’ equity	$894,847	$881,447
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 28, 2012	May 4, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$14,832	$8,088
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	6,820	7,493
Loss on disposals of property, plant and equipment	42	28
Non-cash equity compensation	599	510
(Decrease) in deferred taxes	(655)	(542)
Net (increase) in operating working capital and other components	(78,890)	(65,860)
Net cash (used in) operating activities	(57,252)	(50,283)
Cash flows from investing activities:
Capital expenditures	(5,937)	(5,895)
Proceeds from maturities of short-term investments	118,958	140,915
Payments to acquire short-term investments	(112,270)	(124,934)
Net cash provided by investing activities	751	10,086
Cash flows from financing activities:
Income tax benefit from equity compensation plans	14	(40)
Net proceeds from issuance of common stock	—	—
Tax payments related to equity compensation plans	(372)	(173)
Net cash (used in) financing activities	(358)	(213)
Net (decrease) in cash and cash equivalents	(56,859)	(40,410)
Cash and cash equivalents — beginning of period	87,230	71,288
Cash and cash equivalents — end of period	$30,371	$30,878
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
Each fiscal year noted above consisted or consists of 52 weeks except fiscal year 2012, which consisted of 53 weeks.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2012.

2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At May 4, 2013, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At May 4, 2013, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

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

Tuxedo Rental Products - Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, we place an order with a national distributor who delivers the product to our stores, typically within several days of intended use. The national distributor owns the rental product and charges the Company a rental cost for each rental and delivery which is recorded to "Costs of goods sold".

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the first quarter of fiscal years 2012 and 2013 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.6 million and $0.5 million, respectively, and the tax benefit recognized related to this compensation for each of the first quarter of fiscal years 2012 and 2013 was $0.2 million.

Recently Proposed Amendments to Accounting Standards - In May 2013, the FASB issued an updated exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. A final standard is expected to be issued in 2014 and is expected to be effective no earlier than our fiscal year 2017 annual reporting period. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	April 28, 2012	May 4, 2013
	(In thousands)
(Increase) in accounts receivable	$(3,403)	$(10,429)
(Increase) in inventories	(46,237)	(29,864)
(Increase) in prepaids and other assets	(4,648)	(3,252)
(Decrease) in accounts payable	(14,606)	(12,449)
(Decrease) in accrued expenses	(8,844)	(8,183)
(Decrease) in deferred rent and other noncurrent liabilities	(1,152)	(1,683)
Net (increase) in operating working capital and other components	$(78,890)	$(65,860)
Interest and income taxes paid were as follows:

	Three Months Ended
	April 28, 2012	May 4, 2013
	(In thousands)
Interest paid	$12	$4
Income taxes paid	$18,817	$10,957
As of April 28, 2012 and May 4, 2013, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $5.9 million and $9.7 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the end of the respective periods. The net decrease in accrued property, plant, and equipment additions of $0.8 million for the first three months of fiscal year 2012 and the net increase in accrued property, plant, and equipment additions of $1.1 million for the first three months of fiscal year 2013 are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended
	April 28, 2012	May 4, 2013
	(In thousands)
Weighted average shares outstanding for basic EPS	27,831	27,965
Dilutive effect of common stock equivalents	164	82
Weighted average shares outstanding for diluted EPS	27,995	28,047

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the first quarter of fiscal years 2012 and 2013, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the first quarter of fiscal year 2013 was 38.3% as compared with 39.4% for the first quarter of fiscal year 2012. The rate decrease for the first quarter of fiscal year 2013 was primarily driven by lower expense related to the liability for unrecognized benefits in fiscal year 2013 compared to fiscal year 2012.

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

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited our tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2009, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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

Segment data is presented in the following tables:
Three months ended May 4, 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$165,910	$20,887	$9,258	$196,055
Depreciation and amortization	6,094	204	1,195	7,493
Operating income (loss) (b)	26,462	5,620	(19,129)	12,953
Capital expenditures (c)	5,106	7	782	5,895
Three months ended April 28, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$174,763	$18,545	$8,046	$201,354
Depreciation and amortization	5,535	174	1,111	6,820
Operating income (loss) (b)	36,137	6,187	(17,916)	24,408
Capital expenditures (c)	4,639	57	1,241	5,937
________________________________________

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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $2.8 million and $3.4 million for the first quarter of fiscal years 2012 and 2013 , respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Outlet and Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

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

On December 21, 2012, the parties accepted a mediator’s proposal to settle this case. The proposed settlement has been recorded by the Company. The parties entered into a settlement agreement on April 19, 2013. On May 13, 2013, Mr. Holmes moved the said Superior Court for an order granting preliminary approval of the settlement agreement, scheduling a final approval hearing and taking certain other action in furtherance of the settlement. Although we expect the Superior Court to approve the settlement agreement, we cannot provide any assurance that it will do so.

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
On May 24, 2013, John E. Schneider, et al., on behalf of themselves and those similarly situated, filed a putative class action complaint (the “Schneider Complaint”) against the Company in the United States District Court for the Northern District of Ohio, Eastern District (Case No. 1:13-cv-01175-SL). The Schneider Complaint alleges, among other things, deceptive sales and marketing practices by the Company relating to its use of the words “free” and “regular price”. The Schneider Complaint seeks, among other relief, certification of two classes of plaintiffs (one based on purchases at a percentage or discount off an advertised “regular price” and one based on purchases of an item at “regular price” in connection with an offer of at least one other “free item”), compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees). We intend to defend this lawsuit vigorously.
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

The information that follows should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2012.

Overview - For the first quarter of fiscal year 2013, our net income was $8.1 million as compared with $14.8 million for the first quarter of fiscal year 2012. We earned $0.29 per diluted share in the first quarter of fiscal year 2013 as compared with $0.53 per diluted share in the first quarter of fiscal year 2012. The results of the first quarter of fiscal year 2013, as compared to the first quarter of fiscal year 2012, were primarily driven by:

•	2.6% decrease in net sales, driven by an 5.1% decrease in the Stores segment sales, which includes the impact of new stores opened, and a 12.6% increase in the Direct Marketing segment sales;

•	8.5% decrease in comparable store sales and a 6.4% decrease in combined comparable store and Internet sales.

•	270 basis point decrease in gross profit margins (gross profit as a percent of net sales) primarily due to higher product sourcing costs and lower selling prices;

•
260 basis point increase in sales and marketing costs as a percentage of net sales driven primarily by higher occupancy, Store and Direct marketing payroll and other variable selling costs as a percentage of net sales, partially offset by lower advertising and marketing costs as a percentage of net sales; and

•
20 basis point increase in general and administrative costs as a percentage of net sales driven primarily by the sales decline during the quarter which caused us to lose leverage on these largely fixed costs.

As of the end of the first quarter of fiscal year 2013, we had 606 stores, consisting of 555 Company-owned Full-line Stores, 36 Company-owned Outlet and Factory stores and 15 stores owned and operated by franchisees. We opened 5 stores and closed one store in the first three months of fiscal year 2013. In the past five completed fiscal years, we have opened 189 stores. Specifically, there were 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010, 53 new stores opened in fiscal year 2011, and 46 new stores in fiscal year 2012. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

Including the 5 stores opened in the first three months of fiscal year 2013, we expect to open approximately 30 to 35 stores in fiscal year 2013. This range includes approximately 8 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States.

Capital expenditures in fiscal year 2013 are expected to be approximately $33 million to $37 million, primarily to fund the opening of approximately 30 to 35 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4.0 million to $5.0 million is expected to be reimbursed through landlord contributions.

From the end of the first quarter of fiscal year 2012 to the end of the first quarter of fiscal year 2013, inventory increased $9.5 million or 2.7% due primarily to new store openings. By the end of fiscal year 2013, we expect that inventory will have increased at a similar growth rate as in fiscal year 2012, depending on sales and other factors in fiscal year 2013.

Critical Accounting Policies and Estimates - In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2012.

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

To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Outlet and Factory stores, through our Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $1.6 million and $1.7 million in fiscal year 2011 and fiscal year 2012, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends, which we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first three months of fiscal year 2013 or the first three months of fiscal year 2012.

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

Recently Proposed Amendments to Accounting Standards. In May 2013, the FASB issued an updated exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. A final standard is expected to be issued in 2014 and is expected to be effective no earlier than our fiscal year 2017 annual reporting period. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.
Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Three Months Ended
	April 28, 2012	May 4, 2013
Net sales	100.0%	100.0%
Cost of goods sold	36.5	39.2
Gross profit	63.5	60.8
Sales and marketing expenses	42.6	45.2
General and administrative expenses	8.7	8.9
Total operating expenses	51.3	54.2
Operating income	12.1	6.6
Total other income	—	0.1
Income before provision for income taxes	12.1	6.7
Provision for income taxes	4.8	2.6
Net income	7.4%	4.1%
Net Sales — Net sales decreased 2.6% to $196.1 million in the first quarter of fiscal year 2013 as compared with $201.4 million in the first quarter of fiscal year 2012. The total net sales decrease includes a decrease in the Stores segment sales of 5.1% for the first quarter of fiscal year 2013 as compared to the same period in fiscal year 2012, driven primarily by a decrease in comparable store sales, partially offset by sales from new stores. Comparable store sales decreased 8.5% for the first quarter of fiscal year 2013 as compared to the same period in fiscal year 2012. This decrease in comparable store sales for the first quarter of fiscal year 2013 was due primarily to decreased traffic (as measured by number of transactions) and lower dollars per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.
Direct Marketing segment sales increased 12.6% for the first quarter of fiscal year 2013 as compared to the same period in fiscal year 2012, driven primarily by an increase in the Internet channel, which represents the primary portion of this reportable segment. The increase in the Internet channel for the first quarter of fiscal year 2013 was primarily the result of a higher conversion rate, partially offset by a lower average order value. The segment's sales for fiscal year 2013 were negatively impacted by a decrease in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet or go to one of our stores rather than place their orders through the call center.
Combined comparable store and Internet sales in the first quarter of fiscal year 2013 decreased 6.4% when compared to the first quarter of fiscal year 2012.
Of our major product categories, suits generated moderate unit sales growth, while unit sales in the other tailored clothing (which includes sportscoats, blazers, and dress pants), sportswear and dress shirts categories declined during the first quarter of fiscal year 2013.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	April 28, 2012		May 4, 2013
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	556	2,474	602	2,699
Stores opened	3	12	5	22
Stores closed	—	—	(1)	(3)
Stores open at the end of the period	559	2,486	606	2,718

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

Gross profit totaled $119.2 million or 60.8% of net sales in the first quarter of fiscal year 2013, as compared with $127.8 million or 63.5% of net sales in the first quarter of fiscal year 2012, a decrease in gross profit dollars of approximately $8.6 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 270 basis points. The gross profit margin decrease for the first quarter of fiscal year 2013 was due primarily to higher product sourcing costs and lower selling prices. The Company incurred higher sourcing costs across all major product categories as a result of increased raw material costs for wool and cotton and, to a lesser extent, higher vendor labor costs. We estimate that approximately half of the decline was due to these higher sourcing costs. The remainder of the decrease in gross profit margin was due to lower average selling prices driven primarily by an increased percentage of sales of winter and other clearance products.

As stated in our Annual Report on Form 10-K for fiscal year 2012, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices on these commodities, as well as other costs in the supply chain, remain volatile and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2013. Our gross profit could also be adversely impacted by changes in our mix of products sold. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Outlet and Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $88.7 million or 45.2% of net sales in the first quarter of fiscal year 2013 from $85.8 million or 42.6% of net sales in the first quarter of fiscal year 2012. The increase as a percentage of sales for the first quarter of fiscal year 2013 was driven by higher occupancy, Store and Direct Marketing payroll and other variable selling costs as a percentage of sales due primarily to additional expenses related to new stores opened in fiscal years 2013 and 2012 and the decline in sales during the quarter. The unfavorable impact of these costs was partially offset by lower advertising and marketing costs as a percentage of sales as a result of lower advertising spending due to less promotional activity.

The increase in sales and marketing expenses relates primarily to the opening of 48 new stores since the end of the first quarter of fiscal year 2012. For the first quarter of fiscal year 2013, the net increase of approximately $2.9 million compared with the first quarter of fiscal year 2012 consists of a) $2.7 million related to additional occupancy costs, b) $1.1 million related to additional Stores and Direct Marketing payroll and benefits costs, c) $1.0 million related to other variable selling costs, partially offset by $1.9 million related to lower advertising and marketing costs. We expect sales and marketing expenses to increase for the remainder of fiscal year 2013 as compared to fiscal year 2012 primarily as a result of our anticipated opening of 30 to 35 new stores in fiscal year 2013, the full year operation of stores that were opened during fiscal year 2012 and costs related to new business initiatives, partially offset by lower expected advertising costs due to less promotional activity.

General and Administrative Expenses - General and administrative (“G&A”) expenses, which consist primarily of corporate and distribution center costs, were $17.5 million and $17.6 million for the first quarter of fiscal years 2013 and 2012, respectively. As a percent of net sales, G&A expenses were 8.9% and 8.7% for the first quarter of fiscal years 2013 and 2012, respectively. The higher level of expenses as a percentage of net sales for the first quarter of fiscal year 2013 was driven primarily by the sales decline during the quarter which caused us to lose leverage on these largely fixed costs.

For the first quarter of fiscal year 2013, the net decrease in G&A expenses of $0.1 million compared with the first quarter of fiscal year 2012 was primarily driven by lower other corporate overhead costs. We expect G&A expenses to increase for the remainder of fiscal year 2013 as compared to fiscal year 2012 primarily as a result of growth in the business.

Other Income (Expense) - Other income (expense) for the first quarter of fiscal year 2013 was $0.2 million of income compared to $0.1 million of income for the first quarter of fiscal year 2012. The improvement over fiscal year 2012 was primarily due to higher interest rates and higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.

Income Taxes - The effective income tax rate for the first quarter of fiscal year 2013 was 38.3% as compared to 39.4% for the first quarter of fiscal year 2012. The rate decrease for the first quarter of fiscal year 2013 was primarily driven by lower expense related to the liability for unrecognized benefits in fiscal year 2013 compared to fiscal year 2012.

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

We file a federal income tax return and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited our tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2009, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	April 28, 2012	May 4, 2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(57,252)	$(50,283)
Investing activities	751	10,086
Financing activities	(358)	(213)
Net increase (decrease) in cash and cash equivalents	$(56,859)	$(40,410)

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

	April 28, 2012	February 2, 2013	May 4, 2013
	(In thousands)
Cash and cash equivalents	$30,371	$71,288	$30,878
Short-term investments	233,564	305,833	289,852
Total	$263,935	$377,121	$320,730

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through May 4, 2013 are discussed below.

Cash used in our operating activities of $50.3 million in the first three months of fiscal year 2013 was primarily the result of an increase in operating working capital and other components of $65.9 million, partially offset by net income of $8.1 million and depreciation and amortization and other non-cash items of $7.5 million. The increase in operating working capital and other components included the following:

•	an increase in inventory of $29.9 million primarily as a result of the replenishment of units sold in fiscal 2012 and the opening of new stores;

•	a decrease in accounts payable of $12.4 million due primarily to the timing of payments to vendors;

•
an increase in accounts receivable of $10.4 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the first quarter of fiscal year 2013 as compared with the end of fiscal year 2012;

•
a reduction in accrued expenses totaling $8.2 million (excluding accrued property, plant and equipment) related primarily to the payment of advertising costs that had been accrued at the end of fiscal year 2012; and

•	an increase in prepaid and other assets of $3.3 million due primarily to an increase in prepaid income taxes.
Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.

From the end of the first quarter of fiscal year 2012 to the end of the first quarter of fiscal year 2013, inventory increased $9.5 million or 2.7% due primarily to new store openings. By the end of fiscal year 2013, we expect that inventory will have increased at a similar growth rate as in fiscal year 2012, depending on sales and other factors in fiscal year 2013.
Cash provided by investing activities of $10.1 million for the first three months of fiscal year 2013 relates to $16.0 million of net proceeds to acquire short-term investments and offset by $5.9 million of payments for capital expenditures, as described below.

For fiscal year 2013, we expect to spend approximately $33 million to $37 million on capital expenditures, primarily to fund the anticipated opening of approximately 30 to 35 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4.0 million to $5.0 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

We spent approximately $5.9 million on capital expenditures in the first three months of fiscal year 2013 primarily related to payments for the stores opened or being constructed during the first three months of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2012 related to stores opened. For the stores opened, renovated and relocated in the first three months of fiscal year 2013, we negotiated approximately $0.6 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2013 and 2012.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2012	Amounts Collected in Fiscal Year 2013	Amounts Outstanding May 4, 2013
	(In thousands )
Full Fiscal Year 2012 Store Openings (46 Stores), Renovations and Relocations	$6,351	$3,645	$2,470	$236
First Three Months of Fiscal Year 2013 Store Openings (5 Stores), Renovations and Relocations	568	—	167	401
	$6,919	$3,645	$2,637	$637

The outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal years 2012 and 2013 are primarily expected to be received within the next 12 months.

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

Tabular Disclosure of Contractual Obligations

Our principal commitments are non-cancelable operating leases ( related to our our retail stores, certain tailoring facilities and equipment) and inventory purchase commitments. Under the terms of certain of the retail store leases, we are required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first three months of fiscal year 2013, except for inventory purchase commitments, which reflect only future amounts.

Contractual Obligations and Commercial Commitments	Payments Due by Period
	(In thousands)
	2013	2014 - 2016	2017-2018	Beyond 2018	Total(f)
Operating lease obligations (a) (b)	$76,776	$187,041	$80,583	$88,123	$432,523
Inventory purchase commitments (c)	289,801	1,303	—	—	291,104
Related party agreement (d)	825	1,650	—	—	2,475
License agreement (e)	165	330	—	—	495
Total	367,567	190,324	80,583	88,123	726,597
___________________________

(a)	Includes various lease agreements signed prior to May 4, 2013 for stores to be opened and equipment placed in service subsequent to May 4, 2013.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2014 for which purchase orders have been issued or other commitments have been made to vendors as of May 4, 2013.

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

At May 4, 2013, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed interest income by approximately $3.1 million in fiscal year 2012.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 4, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 4, 2013.
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

On December 21, 2012, the parties accepted a mediator’s proposal to settle this case. The proposed settlement has been recorded by the Company. The parties entered into a settlement agreement on April 19, 2013. On May 13, 2013, Mr. Holmes moved the said Superior Court for an order granting preliminary approval of the settlement agreement, scheduling a final approval hearing and taking certain other action in furtherance of the settlement. Although we expect the Superior Court to approve the settlement agreement, we cannot provide any assurance that it will do so.

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
On May 24, 2013, John E. Schneider, et al., on behalf of themselves and those similarly situated, filed a putative class action complaint (the “Schneider Complaint”) against the Company in the United States District Court for the Northern District of Ohio, Eastern District (Case No. 1:13-cv-01175-SL). The Schneider Complaint alleges, among other things, deceptive sales and marketing practices by the Company relating to its use of the words “free” and “regular price”. The Schneider Complaint seeks, among other relief, certification of two classes of plaintiffs (one based on purchases at a percentage or discount off an advertised “regular price” and one based on purchases of an item at “regular price” in connection with an offer of at least one other “free item”), compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees). We intend to defend this lawsuit vigorously.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for fiscal year 2012 are not the only risks facing us. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2012 except for the following:
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

In late May 2013, our second largest vendor (representing approximately 10% of our total purchases in fiscal year 2012) suffered a fire at one of its production facilities. In fiscal year 2012, approximately 6% of our total purchases were produced at the affected facility. The supplier is still assessing the extent of the damage. We will likely suffer some disruption in supply from the affected facility, although the degree of disruption could be mitigated by factors such as an available supply of piece goods not housed at the affected facility. We are assessing alternative sources of supply, which could include other facilities owned or operated by the affected vendor, as well as other vendors. We are also evaluating the potential impact on our business. Any significant disruption of supply from this or any of our other vendors could have a material adverse effect on our business, financial condition and results of operations.

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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	June 5, 2013	/s/ DAVID E. ULLMAN
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