Form 10-Q
period 2013-08-03
BANK JOS A CLOTHIERS INC /DE/
filed 2013-09-05
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 28, 2013
Common Stock, $.01 par value	27,988,392

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with the economy, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Form 10-K for fiscal year 2012 and subsequent Quarterly Reports on Form 10-Q ("Form 10-Q"), including this Form 10-Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013
	(In thousands, except per share information)
Net sales	$260,343	$232,529	$461,697	$428,584
Cost of goods sold	107,457	95,165	181,050	172,034
Gross profit	152,886	137,364	280,647	256,550
Operating expenses:
Sales and marketing, including occupancy costs	96,190	96,625	181,952	185,326
General and administrative	19,580	17,611	37,171	35,143
Total operating expenses	115,770	114,236	219,123	220,469
Operating income	37,116	23,128	61,524	36,081
Other income (expense):
Interest income	101	95	169	266
Interest expense	(5)	(4)	(17)	(9)
Total other income (expense)	96	91	152	257
Income before provision for income taxes	37,212	23,219	61,676	36,338
Provision for income taxes	14,054	8,970	23,686	14,001
Net income	$23,158	$14,249	$37,990	$22,337
Per share information:
Earnings per share:
Basic	$0.83	$0.51	$1.36	$0.80
Diluted	$0.83	$0.51	$1.36	$0.80
Weighted average shares outstanding:
Basic	27,885	27,981	27,858	27,973
Diluted	28,004	28,050	28,000	28,049
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	February 2, 2013	August 3, 2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,288	$43,305
Short-term investments	305,833	289,873
Accounts receivable, net	10,644	18,031
Inventories:
Finished goods	317,635	350,266
Raw materials	12,867	14,326
Total inventories	330,502	364,592
Prepaid expenses and other current assets	23,922	22,038
Total current assets	742,189	737,839
NONCURRENT ASSETS:
Property, plant and equipment, net	152,360	155,780
Other noncurrent assets	298	295
Total assets	$894,847	$893,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,782	$40,434
Accrued expenses	104,639	97,795
Deferred tax liability — current	11,928	11,920
Total current liabilities	170,349	150,149
NONCURRENT LIABILITIES:
Deferred rent	45,531	43,026
Deferred tax liability — noncurrent	9,791	8,747
Other noncurrent liabilities	1,613	1,696
Total liabilities	227,284	203,618
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—
Common stock	279	279
Additional paid-in capital	94,757	95,153
Retained earnings	572,718	595,055
Accumulated other comprehensive income (loss)	(191)	(191)
Total stockholders’ equity	667,563	690,296
Total liabilities and stockholders’ equity	$894,847	$893,914
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 28, 2012	August 3, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$37,990	$22,337
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	13,746	14,666
Loss on disposals of property, plant and equipment	119	155
Non-cash equity compensation	1,434	927
(Decrease) in deferred taxes	(783)	(1,052)
Net (increase) in operating working capital and other components	(75,802)	(68,414)
Net cash (used in) operating activities	(23,296)	(31,381)
Cash flows from investing activities:
Capital expenditures	(11,830)	(12,031)
Proceeds from maturities of short-term investments	246,580	305,833
Payments to acquire short-term investments	(239,837)	(289,873)
Net cash provided by (used in) investing activities	(5,087)	3,929
Cash flows from financing activities:
Income tax benefit from equity compensation plans	6	(40)
Net proceeds from issuance of common stock	479	—
Tax payments related to equity compensation plans	(634)	(491)
Net cash (used in) financing activities	(149)	(531)
Net (decrease) in cash and cash equivalents	(28,532)	(27,983)
Cash and cash equivalents — beginning of period	87,230	71,288
Cash and cash equivalents — end of period	$58,698	$43,305
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

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31. The following fiscal years ended or will end on the dates indicated and will be referred to herein by their fiscal year designations:

Fiscal year 2008	January 31, 2009
Fiscal year 2009	January 30, 2010
Fiscal year 2010	January 29, 2011
Fiscal year 2011	January 28, 2012
Fiscal year 2012	February 2, 2013
Fiscal year 2013	February 1, 2014
Fiscal year 2014	January 31, 2015
Each fiscal year noted above consisted or consists of 52 weeks except fiscal year 2012, which consisted of 53 weeks.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain information has been derived from our audited Annual Report on Form 10-K for fiscal year 2012 and certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2012.

2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At August 3, 2013, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At August 3, 2013, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to six months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

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

Tuxedo Rental Products - Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, we place an order with a national distributor who delivers the product to our stores, typically within several days prior to the intended use. The national distributor owns the rental product and charges the Company a rental cost for each rental and delivery which is recorded to "Costs of goods sold".

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the second quarter and first six months of fiscal year 2013 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.4 million and $0.9 million, respectively, and the tax benefit recognized related to this compensation for each of the second quarter and the first six months was $0.2 million and $0.4 million. Share based compensation expense for the second quarter and first six months of fiscal year 2012 was $0.8 million and $1.4 million, respectively, and the tax benefit recognized related to this compensation was $0.3 million and $0.5 million.

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

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Six Months Ended
	July 28, 2012	August 3, 2013
	(In thousands)
(Increase) in accounts receivable	$(6,707)	$(7,387)
(Increase) in inventories	(46,311)	(34,090)
Decrease in prepaids and other assets	827	1,887
(Decrease) in accounts payable	(17,691)	(13,348)
(Decrease) in accrued expenses	(3,359)	(13,054)
(Decrease) in deferred rent and other noncurrent liabilities	(2,561)	(2,422)
Net (increase) in operating working capital and other components	$(75,802)	$(68,414)
Interest and income taxes paid were as follows:

	Six Months Ended
	July 28, 2012	August 3, 2013
	(In thousands)
Interest paid	$17	$11
Income taxes paid	$27,554	$11,690
As of July 28, 2012 and August 3, 2013, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $7.2 million and $14.9 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the end of the respective periods. The net increase in accrued property, plant, and equipment additions of $0.5 million for the first six months of fiscal year 2012 and the net increase in accrued property, plant, and equipment additions of $6.2 million for the first six months of fiscal year 2013 are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution related to common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013
	(In thousands)		(In thousands)
Weighted average shares outstanding for basic EPS	27,885	27,981	27,858	27,973
Dilutive effect of common stock equivalents	119	69	142	76
Weighted average shares outstanding for diluted EPS	28,004	28,050	28,000	28,049

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the second quarter and the first six months of fiscal years 2012 and 2013, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the second quarter of fiscal year 2013 was 38.6% as compared with 37.8% for the second quarter of fiscal year 2012. For the first six months of fiscal year 2013, the effective tax rate was 38.5% as compared with 38.4% for the same period in fiscal year 2012. The increase in the rate for the first six months of fiscal year 2013 as compared to the same period of fiscal year 2012 was driven by higher state income taxes, partially offset by lower expense related to the liability for unrecognized benefits in fiscal year 2013 compared to fiscal year 2012.

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

Segment data is presented in the following tables:
Three months ended August 3, 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$194,499	$27,310	$10,720	$232,529
Depreciation and amortization	5,802	206	1,165	7,173
Operating income (loss) (b)	34,713	5,843	(17,428)	23,128
Capital expenditures (c)	4,499	7	1,630	6,136
Three months ended July 28, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$223,986	$27,832	$8,525	$260,343
Depreciation and amortization	5,624	179	1,123	6,926
Operating income (loss) (b)	49,266	7,463	(19,613)	37,116
Capital expenditures (c)	4,580	44	1,269	5,893

Six months ended August 3, 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$360,409	$48,197	$19,978	$428,584
Depreciation and amortization	11,896	410	2,360	14,666
Operating income (loss) (b)	61,175	11,463	(36,557)	36,081
Capital expenditures (c)	9,605	14	2,412	12,031

Six months ended July 28, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$398,749	$46,377	$16,571	$461,697
Depreciation and amortization	11,159	353	2,234	13,746
Operating income (loss) (b)	85,403	13,650	(37,529)	61,524
Capital expenditures (c)	9,219	101	2,510	11,830

________________________________________

(a)
Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent catalog call center and Internet sales. Net sales from operating segments below the GAAP quantitative thresholds are attributable primarily to our two other operating segments — Factory stores and Franchise stores. These operating segments have never met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $5.0 million and $5.1 million for the second quarter of fiscal years 2012 and 2013 , respectively, and approximately $7.8 million and $8.5 million for the first six months of fiscal years 2012 and 2013, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. On December 21, 2012, the parties accepted a mediator's proposal to settle this case. The proposed settlement has been recorded by the Company. The parties entered into a settlement agreement on April 19, 2013. On or about June 14, 2013, the said Superior Court granted preliminary approval of the settlement agreement, scheduled a final approval hearing and took certain other action in furtherance of the settlement. Although we expect the Superior Court to finally approve the settlement agreement, we cannot provide any assurance that it will do so.
On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Original Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Original Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Original Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. On February 7, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the Original Camasta Complaint in its entirety, without prejudice. On March 1, 2013, Camasta filed a First Amended Class Action Complaint in the said United States District Court making substantially the same allegations as in the Original Camasta Complaint. On July 25, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the First Amended Class Action Complaint in its entirety, with prejudice. Camasta has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit.
On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated, filed a putative class action complaint (the “Johnson Complaint”) against the Company in the United States District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756). The Johnson Complaint alleges, among other things, deceptive sales and marketing practices by the Company relating to its use of the words “free” and “regular price”. The Johnson Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys' fees). We intend to defend this lawsuit vigorously. (The law firm which filed the Johnson Complaint on behalf of the plaintiffs is one of the law firms which filed the “Schneider Complaint,” which is discussed in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013. On July 24, 2013, the Schneider Complaint was voluntarily dismissed by the plaintiffs from the United States District Court for the Northern District of Ohio. Approximately one week later, the substantially similar Johnson Complaint was filed in United States District Court for the Southern District of Ohio.)
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

Overview - For the second quarter of fiscal year 2013, our net income was $14.2 million as compared with $23.2 million for the second quarter of fiscal year 2012. We earned $0.51 per diluted share in the second quarter of fiscal year 2013 as compared with $0.83 per diluted share in the second quarter of fiscal year 2012. The results of the second quarter of fiscal year 2013, as compared to the second quarter of fiscal year 2012, were primarily driven by:

•	10.7% decrease in net sales, driven by a 13.2% decrease in the Stores segment sales, which includes the impact of new stores opened, and a 1.9% decrease in the Direct Marketing segment sales;

•	15.9% decrease in comparable store sales and a 15.5% decrease in combined comparable store and Internet sales.

•	40 basis point increase in gross profit margins (gross profit as a percent of net sales) primarily due to higher net average selling prices;

•
470 basis point increase in sales and marketing costs as a percentage of net sales driven primarily by higher occupancy, Store and Direct marketing payroll and other variable selling costs as a percentage of net sales, partially offset by lower advertising and marketing costs as a percentage of net sales; and

•
10 basis point increase in general and administrative costs as a percentage of net sales driven primarily by higher corporate overhead, distribution center costs and professional services costs, partially offset by lower corporate compensation (which includes total company performance based incentive compensation other than commissions) as a percentage of net sales.

As of the end of the second quarter of fiscal year 2013, we had 611 stores, consisting of 558 Company-owned Full-line Stores, 38 Company-owned Factory stores and 15 stores owned and operated by franchisees. We opened 10 stores and closed one store in the first six months of fiscal year 2013. In the past five completed fiscal years, we have opened 189 stores. Specifically, there were 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010, 53 new stores opened in fiscal year 2011, and 46 new stores in fiscal year 2012. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

Including the 10 stores opened in the first six months of fiscal year 2013, we expect to open approximately 30 to 35 stores in fiscal year 2013. This range includes approximately 8 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States.

Capital expenditures in fiscal year 2013 are expected to be approximately $34 million to $37 million, primarily to fund the opening of approximately 30 to 35 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2012 primarily related to stores opened in fiscal year 2012 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2013 which are not expected to be paid until fiscal year 2014. The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4.0 million to $4.5 million is expected to be reimbursed through landlord contributions.

From the end of the second quarter of fiscal year 2012 to the end of the second quarter of fiscal year 2013, inventory increased $13.6 million or 3.9% due primarily to new store openings. By the end of fiscal year 2013, we expect that inventory will have increased at a similar growth rate as in fiscal year 2012, depending on sales and other factors in fiscal year 2013.

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

To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Factory stores, through our Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $1.6 million and $1.7 million in fiscal year 2011 and fiscal year 2012, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends, which we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first six months of fiscal year 2013 or the first six months of fiscal year 2012.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 28, 2012	August 3, 2013	July 28, 2012	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.3	40.9	39.2	40.1
Gross profit	58.7	59.1	60.8	59.9
Sales and marketing expenses	36.9	41.6	39.4	43.2
General and administrative expenses	7.5	7.6	8.1	8.2
Total operating expenses	44.5	49.1	47.5	51.4
Operating income	14.3	9.9	13.3	8.4
Total other income	—	—	—	0.1
Income before provision for income taxes	14.3	10.0	13.4	8.5
Provision for income taxes	5.4	3.9	5.1	3.3
Net income	8.9%	6.1%	8.2%	5.2%
Net Sales — Net sales decreased 10.7% to $232.5 million in the second quarter of fiscal year 2013 as compared with $260.3 million in the second quarter of fiscal year 2012. Net sales for the first six months of fiscal year 2013 decreased 7.2% to $428.6 million as compared with $461.7 million in the first six months of fiscal year 2012.
The total net sales decrease includes a decrease in the Stores segment sales of 13.2% and 9.6% for the second quarter and first six months of fiscal year 2013, respectively, as compared to the same periods in fiscal year 2012, driven primarily by a decreases in comparable store sales, partially offset by sales from new stores. Comparable store sales decreased 15.9% and 12.7% for the second quarter and first six months of fiscal year 2013, respectively, as compared to the same periods in fiscal year 2012. This decrease in comparable store sales for the second quarter and first six months of fiscal year 2013 was due primarily to decreased traffic (as measured by number of transactions), partially offset by higher dollars per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.
Direct Marketing segment sales decreased 1.9% for the second quarter of fiscal year 2013, as compared to the same period in fiscal year 2012, driven primarily by a decrease in the Internet channel, which represents the primary portion of this reportable segment. The decrease in the Internet channel for the second quarter of fiscal year 2013 was primarily the result of a lower average order value and lower traffic, partially offset by a higher conversion rate. Direct Marketing segment sales increased 3.9% for the first six months of fiscal year 2013, as compared to the same period in fiscal year 2012, driven primarily by an increase in the Internet channel, as a result of a higher conversion rate, partially offset by a lower average order value and lower traffic. The segment's sales for both the second quarter and first six months of fiscal year 2013 were also negatively impacted by decreases in catalog call center sales. The ongoing trend for customers receiving catalogs is to place their orders over the Internet or go to one of our stores rather than place their orders through the call center.
Combined comparable store and Internet sales in the second quarter of fiscal year 2013 decreased 15.5% when compared to the same period in fiscal year 2012. Combined comparable store and Internet sales in the first six months of fiscal year 2013 decreased 11.9% when compared to the same period in fiscal year 2012.

Of our major product categories, unit sales for the suits, other tailored clothing (which includes sportscoats, blazers, and dress pants), sportswear and dress shirts categories declined during both the second quarter and first six months of fiscal year 2013.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Six Months Ended
	July 28, 2012		August 3, 2013		July 28, 2012		August 3, 2013
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	559	2,486	606	2,718	556	2,474	602	2,699
Stores opened	9	44	5	21	12	56	10	43
Stores closed	—	—	—	—	—	—	(1)	(3)
Stores open at the end of the period	568	2,530	611	2,739	568	2,530	611	2,739

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

Gross profit totaled $137.4 million or 59.1% of net sales in the second quarter of fiscal year 2013, as compared with $152.9 million or 58.7% of net sales in the second quarter of fiscal year 2012, a decrease in gross profit dollars of approximately $15.5 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 40 basis points. Gross profit totaled $256.6 million or 59.9% of net sales in the first six months of fiscal year 2013, as compared with $280.6 million or 60.8% of net sales in the first six months of fiscal year 2012, a decrease in gross profit dollars of $24.0 million and a decrease in gross profit margin of 90 basis points. The gross profit margin increase for the second quarter of fiscal year 2013 was substantially related to higher average selling prices driven primarily by less promotional activity and changes in the mix of products sold, while sourcing costs had nominal impact on the gross profit margin change for the quarter.

The gross profit margin decline for the first six months of fiscal year 2013 was due primarily to higher sourcing costs and lower average selling prices. The Company incurred higher sourcing costs, primarily in the first quarter, as a result of increased raw material costs for wool and cotton and, to a lesser extent, higher vendor labor costs. We estimate that approximately two-thirds of the decline in gross profit margin in the first six months was due to these higher sourcing costs. The remainder of the decrease in gross profit margin for the first six months of fiscal year 2013 was due to lower net average selling prices driven primarily by an increased percentage of sales of clearance products.

As stated in our Annual Report on Form 10-K for fiscal year 2012 and within this Form 10-Q, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, increased costs of raw materials and other resources and changes in economic conditions. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices on these commodities, as well as other costs in the supply chain, continue to fluctuate and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2013. Our gross profit could also be adversely impacted by changes in our mix of products sold. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $96.6 million or 41.6% of net sales in the second quarter of fiscal year 2013 from $96.2 million or 36.9% of net sales in the second quarter of fiscal year 2012. Sales and marketing expenses increased to $185.3 million or 43.2% of net sales in the first six months of fiscal year 2013 from $182.0 million or 39.4% of net sales in the first six months of fiscal year 2012. The increase as a percentage of sales for the second quarter and the first six months of fiscal year 2013 was driven by higher occupancy, Store and Direct Marketing payroll and other variable selling costs as a percentage of sales due primarily to additional expenses related to new stores opened in fiscal years 2013 and 2012 and the decline in sales during those periods. The unfavorable impact of these costs was partially offset by lower advertising and marketing as a percentage of sales.

The increase in sales and marketing expenses relates primarily to the opening of 43 new stores (net of stores closed) since the end of the second quarter of fiscal year 2012. For the second quarter of fiscal year 2013, the net increase of approximately $0.4 million compared with the second quarter of fiscal year 2012 consists of a) $2.8 million related to additional occupancy costs, and b) $1.2 million related to additional Stores and Direct Marketing payroll and benefits costs, partially offset by c) $3.1 million related to lower advertising and marketing costs, and d) $0.5 million related to lower other variable selling costs. For the first six months of fiscal year 2013, the increase of approximately $3.3 million consists of a) $5.5 million related to additional occupancy costs, b) $2.3 million related to additional Stores and Direct Marketing payroll and benefits costs, and c) $0.5 million related to additional other variable selling costs, partially offset by d) $5.0 million related to lower advertising and marketing costs. We expect sales and marketing expenses to increase for the remainder of fiscal year 2013 as compared to fiscal year 2012 primarily as a result of our anticipated opening of 30 to 35 new stores in fiscal year 2013, the full year operation of stores that were opened during fiscal year 2012 and costs related to new business initiatives, partially offset by lower expected advertising costs.

General and Administrative Expenses - General and administrative (“G&A”) expenses, which consist primarily of corporate and distribution center costs, were $17.6 million and $19.6 million for the second quarter of fiscal years 2013 and 2012, respectively. G&A expenses were $35.1 million for the first six months of fiscal year 2013 compared to $37.2 million for the first six months of fiscal year 2012. As a percent of net sales, G&A expenses were 7.6% and 7.5% for the second quarter of fiscal years 2013 and 2012, respectively, and 8.2% and 8.1% for the first six months of fiscal year 2013 and 2012, respectively. The higher level of expenses as a percentage of net sales for the second quarter and the first six months of fiscal year 2013 was driven primarily by higher corporate overhead, distribution center costs and professional services costs, partially offset by lower corporate compensation (which includes total company performance based incentive compensation other than commissions) as a percentage of net sales.

For the second quarter of fiscal year 2013, the net decrease in G&A expenses of $2.0 million compared with the second quarter of fiscal year 2012 was primarily driven by lower corporate compensation (which includes total company performance based incentive compensation other than commissions) and group medical costs of $2.5 million, partially offset by higher other corporate overhead costs of $0.3 million, higher professional services costs of $0.1 million and higher distribution center costs of $0.1 million. For the first six months of fiscal year 2013, the decrease of approximately $2.1 million in G&A expenses compared with the first six months of fiscal year 2012 was primarily driven by lower corporate compensation and group medical costs of $2.5 million, partially offset by higher other corporate overhead costs of $0.2 million, higher professional services costs of $0.1 million, and higher distribution center costs of $0.1 million. G&A expenses may increase for the remainder of fiscal year 2013 as compared to fiscal year 2012 depending on the growth of the business in the second half of the year.

Other Income (Expense) - Other income (expense) for each of the second quarter of fiscal years 2013 and 2012 was $0.1 million of income. Other income (expense) for the first six months of fiscal year 2013 was $0.3 million of income compared to $0.2 million of income, respectively, for the first six months of 2012. The improvement over fiscal year 2012 was primarily due to higher interest rates and higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.

Income Taxes - The effective income tax rate for the second quarter of fiscal year 2013 was 38.6% as compared to 37.8% for the second quarter of fiscal year 2012. For the first six months of fiscal year 2013, the effective tax rate was 38.5% compared with 38.4% for the same period of fiscal year 2012. The increase in the rate for the first six months of fiscal year 2013 as compared to the same period of fiscal year 2012 was driven by higher state income taxes, partially offset by lower expense related to the liability for unrecognized benefits in fiscal year 2013 compared to fiscal year 2012.

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

Seasonality - Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling season have historically resulted in sales and profits generated during the fourth quarter being the largest quarter of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2010, 2011 and 2012, we generated approximately 37%, 35% and 34%, respectively, of our annual net sales and approximately 48%, 45% and 36%, respectively, of our annual net income.

Liquidity and Capital Resources - Our principal sources of liquidity are our cash from operations, cash and cash equivalents and short-term investments. These sources of liquidity are used for our ongoing cash requirements.

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	July 28, 2012	August 3, 2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(23,296)	$(31,381)
Investing activities	(5,087)	3,929
Financing activities	(149)	(531)
Net increase (decrease) in cash and cash equivalents	$(28,532)	$(27,983)

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

	July 28, 2012	February 2, 2013	August 3, 2013
	(In thousands)
Cash and cash equivalents	$58,698	$71,288	$43,305
Short-term investments	233,509	305,833	289,873
Total	$292,207	$377,121	$333,178

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through August 3, 2013 are discussed below.

Cash used in our operating activities of $31.4 million in the first six months of fiscal year 2013 was primarily the result of an increase in operating working capital and other components of $68.4 million, partially offset by net income of $22.3 million and depreciation and amortization and other non-cash items of $14.7 million. The increase in operating working capital and other components included the following:

•	an increase in inventory of $34.1 million primarily as a result of the replenishment of units sold in fiscal 2012 and the opening of new stores;

•
a reduction in accrued expenses totaling $13.1 million (excluding accrued property, plant and equipment) related primarily to the payment of advertising costs that had been accrued at the end of fiscal year 2012;

•	a decrease in accounts payable of $13.3 million due primarily to the timing of payments to vendors; and

•
an increase in accounts receivable of $7.4 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the second quarter of fiscal year 2013 as compared with the end of fiscal year 2012.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
From the end of the second quarter of fiscal year 2012 to the end of the second quarter of fiscal year 2013, inventory increased $13.6 million or 3.9% due primarily to new store openings. By the end of fiscal year 2013, we expect that inventory will have increased at a similar growth rate as in fiscal year 2012, depending on sales and other factors in fiscal year 2013.
Cash provided by investing activities of $3.9 million for the first six months of fiscal year 2013 relates to $15.9 million of net proceeds from short-term investments, partially offset by $12.0 million of payments for capital expenditures, as described below.

Cash used in financing activities of $0.5 million relates primarily to tax payments associated with equity compensation plans.

For fiscal year 2013, we expect to spend approximately $34 million to $37 million on capital expenditures, primarily to fund the anticipated opening of approximately 30 to 35 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2012 primarily related to stores opened in fiscal year 2012 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2013 which are not expected to be paid until fiscal year 2014.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4.0 million to $4.5 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

We spent approximately $12.0 million on capital expenditures in the first six months of fiscal year 2013 primarily related to payments for the stores opened or being constructed during the first six months of the fiscal year. In addition, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2012 related to stores opened. For the stores opened, renovated and relocated in the first six months of fiscal year 2013, we negotiated approximately $1.8 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2013 and 2012.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2012	Amounts Collected in Fiscal Year 2013	Amounts Outstanding August 3, 2013
	(In thousands )
Full Fiscal Year 2012 Store Openings (46 Stores), Renovations and Relocations	$6,351	$3,645	$2,706	$—
First Six Months of Fiscal Year 2013 Store Openings (10 Stores), Renovations and Relocations	1,803	—	477	1,326
	$8,154	$3,645	$3,183	$1,326

Substantially all of the outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal year 2013 are expected to be received within the next 12 months.

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

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first six months of fiscal year 2013, except for inventory purchase commitments, which reflect only future amounts.

Contractual Obligations and Commercial Commitments	Payments Due by Period
	(In thousands)
	2013	2014 - 2016	2017-2018	Beyond 2018	Total(f)
Operating lease obligations (a) (b)	$77,587	$200,986	$89,886	$102,414	$470,873
Inventory purchase commitments (c)	184,175	35,049	—	—	219,224
Related party agreement (d)	825	1,650	—	—	2,475
License agreement (e)	165	330	—	—	495
Total	262,752	238,015	89,886	102,414	693,067
___________________________

(a)	Includes various lease agreements signed prior to August 3, 2013 for stores to be opened and equipment placed in service subsequent to August 3, 2013.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2014 for which purchase orders have been issued or other commitments have been made to vendors as of August 3, 2013.

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

At August 3, 2013, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed interest income by approximately $3.1 million in fiscal year 2012.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of August 3, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of August 3, 2013.
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

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. On December 21, 2012, the parties accepted a mediator's proposal to settle this case. The proposed settlement has been recorded by the Company. The parties entered into a settlement agreement on April 19, 2013. On or about June 14, 2013, the said Superior Court granted preliminary approval of the settlement agreement, scheduled a final approval hearing and took certain other action in furtherance of the settlement. Although we expect the Superior Court to finally approve the settlement agreement, we cannot provide any assurance that it will do so.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Original Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Original Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Original Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. On February 7, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the Original Camasta Complaint in its entirety, without prejudice. On March 1, 2013, Camasta filed a First Amended Class Action Complaint in the said United States District Court making substantially the same allegations as in the Original Camasta Complaint. On July 25, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the First Amended Class Action Complaint in its entirety, with prejudice. Camasta has appealed the dismissal to the United States Court of Appeals for the Seventh Circuit.
On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated, filed a putative class action complaint (the “Johnson Complaint”) against the Company in the United States District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756). The Johnson Complaint alleges, among other things, deceptive sales and marketing practices by the Company relating to its use of the words “free” and “regular price”. The Johnson Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys' fees). We intend to defend this lawsuit vigorously. (The law firm which filed the Johnson Complaint on behalf of the plaintiffs is one of the law firms which filed the “Schneider Complaint,” which is discussed in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013. On July 24, 2013, the Schneider Complaint was voluntarily dismissed by the plaintiffs from the United States District Court for the Northern District of Ohio. Approximately one week later, the substantially similar Johnson Complaint was filed in United States District Court for the Southern District of Ohio.)
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

In late May 2013, our second largest vendor (representing approximately 10% of our total purchases in fiscal year 2012) suffered a fire at one of its production facilities. In fiscal year 2012, approximately 6% of our total purchases were produced at the affected facility. As a result of this fire, through at least early fiscal year 2014, we anticipate a disruption in the supply of goods which had previously been produced at the affected facility. We are attempting to mitigate the impact of this disruption by utilizing alternative vendors and by taking the disruption into account when managing our existing supply of affected inventory. We do not currently expect that the supply disruption will have a significant negative impact on our business. However, if our mitigation efforts are not successful, if the disruption lasts longer than expected or if there is a significant disruption of supply from any of our other vendors, our business, financial condition and results of operations could be materially, adversely affected.

Item 6.	Exhibits
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	September 5, 2013	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.