Form 10-Q/A
period 2013-08-03
BANK JOS A CLOTHIERS INC /DE/
filed 2013-09-05
CIK 920033

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013, as originally filed on September 5, 2013, is being filed solely to submit Exhibits 31.1, 31.2, 32.1 and 32.2 as exhibits thereto, which were omitted from the original filing.

This Amendment No. 1, which includes the full text of our original filing, does not reflect events occurring after the original date of filing of the Form 10-Q, or modify or update in any way the information contained in the Form 10-Q.

1-a

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