Form 10-Q
period 2013-11-02
BANK JOS A CLOTHIERS INC /DE/
filed 2013-12-05
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 27, 2013
Common Stock, $.01 par value	27,988,392

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include risks associated with domestic and international economic activity and inflation, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Form 10-K for fiscal year 2012 and subsequent Quarterly Reports on Form 10-Q ("Form 10-Q"), including this Form 10-Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013
	(In thousands, except per share information)
Net sales	$232,851	$247,468	$694,548	$676,052
Cost of goods sold	100,205	105,360	281,255	277,394
Gross profit	132,646	142,108	413,293	398,658
Operating expenses:
Sales and marketing, including occupancy costs	94,354	101,273	276,306	286,599
General and administrative	17,124	19,277	54,295	54,420
Total operating expenses	111,478	120,550	330,601	341,019
Operating income	21,168	21,558	82,692	57,639
Other income (expense):
Interest income	117	69	286	335
Interest expense	(4)	(5)	(21)	(14)
Total other income (expense)	113	64	265	321
Income before provision for income taxes	21,281	21,622	82,957	57,960
Provision for income taxes	7,976	8,006	31,662	22,007
Net income	$13,305	$13,616	$51,295	$35,953
Per share information:
Earnings per share:
Basic	$0.48	$0.49	$1.84	$1.29
Diluted	$0.47	$0.49	$1.83	$1.28
Weighted average shares outstanding:
Basic	27,933	27,988	27,883	27,978
Diluted	28,017	28,054	28,005	28,050
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	February 2, 2013	November 2, 2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,288	$85,023
Short-term investments	305,833	254,922
Accounts receivable, net	10,644	17,238
Inventories:
Finished goods	317,635	358,569
Raw materials	12,867	10,056
Total inventories	330,502	368,625
Prepaid expenses and other current assets	23,922	26,069
Total current assets	742,189	751,877
NONCURRENT ASSETS:
Property, plant and equipment, net	152,360	155,403
Other noncurrent assets	298	301
Total assets	$894,847	$907,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,782	$40,572
Accrued expenses	104,639	97,035
Deferred tax liability — current	11,928	11,848
Total current liabilities	170,349	149,455
NONCURRENT LIABILITIES:
Deferred rent	45,531	43,178
Deferred tax liability — noncurrent	9,791	9,189
Other noncurrent liabilities	1,613	1,514
Total liabilities	227,284	203,336
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—
Common stock	279	279
Additional paid-in capital	94,757	95,487
Retained earnings	572,718	608,670
Accumulated other comprehensive income (loss)	(191)	(191)
Total stockholders’ equity	667,563	704,245
Total liabilities and stockholders’ equity	$894,847	$907,581
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 27, 2012	November 2, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$51,295	$35,953
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	20,910	22,132
Loss on disposals of property, plant and equipment	207	201
Non-cash equity compensation	1,688	1,260
(Decrease) in deferred taxes	(915)	(682)
Net (increase) in operating working capital and other components	(102,821)	(73,391)
Net cash (used in) operating activities	(29,636)	(14,527)
Cash flows from investing activities:
Capital expenditures	(22,423)	(22,118)
Proceeds from maturities of short-term investments	352,522	430,767
Payments to acquire short-term investments	(358,755)	(379,856)
Net cash provided by (used in) investing activities	(28,656)	28,793
Cash flows from financing activities:
Income tax benefit (detriment) from equity compensation plans	72	(40)
Net proceeds from issuance of common stock	556	—
Tax payments related to equity compensation plans	(634)	(491)
Net cash (used in) financing activities	(6)	(531)
Net increase (decrease) in cash and cash equivalents	(58,298)	13,735
Cash and cash equivalents — beginning of period	87,230	71,288
Cash and cash equivalents — end of period	$28,932	$85,023
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
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At November 2, 2013, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes.

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At November 2, 2013, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to five months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

Inventories - We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. We capitalize into inventory certain sourcing, warehousing and freight delivery costs associated with shipping our merchandise to the point of sale. We periodically review quantities of inventories on hand and compare these amounts to the expected sales of each product. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to estimated net realizable value.

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

Tuxedo Rental Products - Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, we place an order with a national distributor who delivers the product to our stores, typically within several days prior to the intended use. The national distributor owns the rental product and charges the Company a rental cost for each rental and delivery which is recorded to Cost of goods sold.

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for the third quarter and first nine months of fiscal year 2013 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $0.3 million and $1.3 million, respectively, and the tax benefit recognized related to this compensation for each of the third quarter and the first nine months was $0.1 million and $0.5 million. Share based compensation expense for the third quarter and first nine months of fiscal year 2012 was $0.2 million and $1.6 million, respectively, and the tax benefit recognized related to this compensation was $0.1 million and $0.6 million.

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

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Nine Months Ended
	October 27, 2012	November 2, 2013
	(In thousands)
(Increase) in accounts receivable	$(1,963)	$(6,594)
(Increase) in inventories	(74,970)	(38,123)
(Increase) in prepaids and other assets	(9,604)	(2,150)
(Decrease) in accounts payable	(13,645)	(13,210)
(Decrease) in accrued expenses	(1,708)	(10,862)
(Decrease) in deferred rent and other noncurrent liabilities	(931)	(2,452)
Net (increase) in operating working capital and other components	$(102,821)	$(73,391)
Interest and income taxes paid were as follows:

	Nine Months Ended
	October 27, 2012	November 2, 2013
	(In thousands)
Interest paid	$21	$14
Income taxes paid	$43,223	$23,220
As of October 27, 2012 and November 2, 2013, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $13.1 million and $11.9 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the end of the respective periods. The net increase in accrued property, plant, and equipment additions of $6.3 million and $3.3 million for the first nine months of fiscal years 2012 and 2013, respectively, and are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution related to common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013
	(In thousands)		(In thousands)
Weighted average shares outstanding for basic EPS	27,933	27,988	27,883	27,978
Dilutive effect of common stock equivalents	84	66	122	72
Weighted average shares outstanding for diluted EPS	28,017	28,054	28,005	28,050

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the third quarter and the first nine months of fiscal years 2012 and 2013, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the third quarter of fiscal year 2013 was 37.0% as compared with 37.5% for the third quarter of fiscal year 2012. For the first nine months of fiscal year 2013, the effective tax rate was 38.0% as compared with 38.2% for the same period in fiscal year 2012. The lower effective rate for the first nine months of fiscal year 2013 as compared to the same period of fiscal year 2012 was driven by lower expense related to the liability for unrecognized benefits in fiscal year 2013, partially offset by higher state income taxes.

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

We file federal income tax returns and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited our tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2010, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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

Segment data is presented in the following tables:
Three months ended November 2, 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$206,709	$28,948	$11,811	$247,468
Depreciation and amortization	6,049	205	1,212	7,466
Operating income (loss) (b)	35,258	6,356	(20,056)	21,558
Capital expenditures (c)	6,737	17	3,333	10,087
Three months ended October 27, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$199,937	$23,446	$9,468	$232,851
Depreciation and amortization	5,827	187	1,150	7,164
Operating income (loss) (b)	33,292	5,558	(17,682)	21,168
Capital expenditures (c)	8,073	286	2,234	10,593

Nine months ended November 2, 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$567,118	$77,145	$31,789	$676,052
Depreciation and amortization	17,945	615	3,572	22,132
Operating income (loss) (b)	96,433	17,819	(56,613)	57,639
Capital expenditures (c)	16,342	31	5,745	22,118

Nine months ended October 27, 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$598,686	$69,823	$26,039	$694,548
Depreciation and amortization	16,986	540	3,384	20,910
Operating income (loss) (b)	118,695	19,208	(55,211)	82,692
Capital expenditures (c)	17,292	387	4,744	22,423

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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $3.6 million and $4.9 million for the third quarter of fiscal years 2012 and 2013, respectively, and approximately $11.4 million and $13.4 million for the first nine months of fiscal years 2012 and 2013, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

7.	LEGAL MATTERS

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. As described in our prior Quarterly Reports on Form 10-Q, the parties entered into a settlement agreement on April 19, 2013. On September 13, 2013, the Court issued an Order and Judgement granting, among other things, final approval of a class action settlement. The settlement amount had been previously recorded by the Company.
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
Except as otherwise set forth above, the resolution of our litigation matters cannot be accurately predicted and we have not estimated the costs or potential losses, if any, associated with these matters. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information that follows should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2012.

Overview - For the third quarter of fiscal year 2013, our net income was $13.6 million as compared with $13.3 million for the third quarter of fiscal year 2012. We earned $0.49 per diluted share in the third quarter of fiscal year 2013 as compared with $0.47 per diluted share in the third quarter of fiscal year 2012. During the third quarter of fiscal year 2013, the Company made a non-binding proposal to acquire all of the outstanding shares of The Men’s Wearhouse, Inc. ("The Men’s Wearhouse Proposal"), which was withdrawn in November 2013. The $0.49 earnings per diluted share for the third quarter of fiscal year 2013 includes approximately $1.2 million of expense for legal and other professional services related to The Men’s Wearhouse Proposal, and therefore the earnings would have been higher if we had not incurred such expense. The results of the third quarter of fiscal year 2013, as compared to the third quarter of fiscal year 2012, were primarily driven by:

•	6.3% increase in net sales, driven by a 3.4% increase in the Stores segment sales, which includes the impact of new stores opened, and a 23.5% increase in the Direct Marketing segment sales;

•	0.1% decrease in comparable store sales and a 2.4% increase in combined comparable store and Internet sales.

•	40 basis point increase in gross profit margins (gross profit as a percent of net sales) primarily due to lower sourcing costs and higher net average selling prices;

•
40 basis point increase in sales and marketing costs as a percentage of net sales driven primarily by higher Store and Direct marketing payroll, other variable selling and occupancy costs as a percentage of net sales, partially offset by lower advertising and marketing costs as a percentage of net sales; and

•
40 basis point increase in general and administrative costs as a percentage of net sales driven primarily by higher professional services costs (which includes approximately $1.2 million of costs related to the The Men’s Wearhouse Proposal) and higher corporate compensation (which includes benefit costs and total company performance based incentive compensation other than commissions) as a percentage of net sales, partially offset by lower distribution center and other corporate overhead costs as a percentage of net sales.

As of the end of the third quarter of fiscal year 2013, we had 628 stores, consisting of 570 Company-owned Full-line Stores, 43 Company-owned Factory stores and 15 stores owned and operated by franchisees. We opened 28 stores and closed two stores in the first nine months of fiscal year 2013. In the past five completed fiscal years, we have opened 189 stores. Specifically, there were 40 new stores opened in fiscal year 2008, 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010, 53 new stores opened in fiscal year 2011, and 46 new stores in fiscal year 2012. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.

Including the 28 stores opened in the first nine months of fiscal year 2013, we expect to open approximately 30 stores in fiscal year 2013. This range includes approximately 8 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States.

Capital expenditures in fiscal year 2013 are expected to be approximately $35 million to $36 million, primarily to fund the opening of approximately 30 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2012 primarily related to stores opened in fiscal year 2012 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2013 which are not expected to be paid until fiscal year 2014. The capital expenditures include the cost of the construction of leasehold improvements for new stores and renovated or relocated stores, of which approximately $4.2 million is expected to be reimbursed through landlord contributions.

From the end of the third quarter of fiscal year 2012 to the end of the third quarter of fiscal year 2013, inventory decreased $11.0 million or 2.9% due primarily to lower finished goods inventory levels which reflects a reduction in our purchases based on the weak sell-through we had in certain seasonal categories last year, as well lower unit costs in certain categories, partially offset by additional inventory related to new stores opened. In addition, the decline was related to lower raw materials inventory levels. By the end of fiscal year 2013, we expect that inventory will be flat or down in the low single digits compared to the end of fiscal year 2012, depending on sales and other factors.

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

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends, which we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first nine months of fiscal year 2013 or the first nine months of fiscal year 2012.

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

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 27, 2012	November 2, 2013	October 27, 2012	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.0	42.6	40.5	41.0
Gross profit	57.0	57.4	59.5	59.0
Sales and marketing expenses	40.5	40.9	39.8	42.4
General and administrative expenses	7.4	7.8	7.8	8.0
Total operating expenses	47.9	48.7	47.6	50.4
Operating income	9.1	8.7	11.9	8.5
Total other income	—	—	—	—
Income before provision for income taxes	9.1	8.7	11.9	8.6
Provision for income taxes	3.4	3.2	4.6	3.3
Net income	5.7%	5.5%	7.4%	5.3%
Net Sales — Net sales increased 6.3% to $247.5 million in the third quarter of fiscal year 2013 as compared with $232.9 million in the third quarter of fiscal year 2012. Net sales for the first nine months of fiscal year 2013 decreased 2.7% to $676.1 million as compared with $694.5 million in the first nine months of fiscal year 2012.
The total net sales increase for the third quarter of fiscal year 2013 includes an increase in the Stores segment of 3.4% as compared to the same period in fiscal year 2012 which was driven primarily by an increase in new stores sales. The total net sales decrease for the first nine months of fiscal year 2013 includes a decrease in the Stores segment of 5.3% as compared to the same period in fiscal year 2012 which was driven primarily by a decrease in comparable store sales, partially offset by sales from new stores. Comparable store sales decreased 0.1% and 8.5% for the third quarter and first nine months of fiscal year 2013, respectively, as compared to the same periods in fiscal year 2012. The declines in comparable store sales for the third quarter and first nine months of fiscal year 2013 were due primarily to decreased traffic (as measured by number of transactions), partially offset by higher dollars per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.
Direct Marketing segment sales increased 23.5% and 10.5% for the third quarter and the first nine months of fiscal year 2013, respectively, as compared to the same periods in fiscal year 2012, driven primarily by increases in the Internet channel, which represents the primary portion of this reportable segment. The increases in the Internet channel for the third quarter and the first nine months of fiscal year 2013 were primarily the result of higher conversion rates and higher traffic, partially offset by lower average order values.

Combined comparable store and Internet sales in the third quarter of fiscal year 2013 increased 2.4% when compared to the same period in fiscal year 2012. Combined comparable store and Internet sales in the first nine months of fiscal year 2013 decreased 6.4% when compared to the same period in fiscal year 2012.
Of our major product categories, unit sales for the third quarter of fiscal year 2013 grew strongly in the suits category, were essentially flat in the sportswear category and declined in the other tailored clothing (which includes sportscoats, blazers, and dress pants) and dress shirts categories. For the first nine months of fiscal year 2013, unit sales for the other clothing, dress shirts, and sportswear categories declined while the suits category had a moderate increase in unit sales.
The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended				Nine Months Ended
	October 27, 2012		November 2, 2013		October 27, 2012		November 2, 2013
	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	568	2,530	611	2,739	556	2,474	602	2,699
Stores opened	19	86	18	73	31	142	28	116
Stores closed	—	—	(1)	(5)	—	—	(2)	(8)
Stores open at the end of the period	587	2,616	628	2,807	587	2,616	628	2,807

*Square feet are presented in thousands and exclude the square footage of our franchise stores.

Gross profit - Our gross profit represents net sales less cost of goods sold. Cost of goods sold primarily includes the cost of merchandise, tailoring and freight from vendors to the distribution center and from the distribution center to the stores. This gross profit classification may not be comparable to the classification used by certain other entities. Some entities include distribution center costs (including depreciation), store occupancy, buying and other costs in cost of goods sold. Other entities (including us) exclude such costs from gross profit, including them instead in general and administrative and/or sales and marketing expenses.

Gross profit totaled $142.1 million or 57.4% of net sales in the third quarter of fiscal year 2013, as compared with $132.6 million or 57.0% of net sales in the third quarter of fiscal year 2012, an increase in gross profit dollars of approximately $9.5 million and an increase in the gross profit margin (gross profit as a percent of net sales) of 40 basis points. Gross profit totaled $398.7 million or 59.0% of net sales in the first nine months of fiscal year 2013, as compared with $413.3 million or 59.5% of net sales in the first nine months of fiscal year 2012, a decrease in gross profit dollars of $14.6 million and a decrease in gross profit margin of 50 basis points. We estimate that approximately half of the gross profit margin increase for the third quarter of fiscal year 2013 was due to lower sourcing costs. The remainder of the increase was primarily related to higher net average selling prices driven by changes in the mix of products sold and higher alteration revenue and the leveraging of tailoring costs, partially offset by the impact of increased promotional activity and higher clearance volumes for certain product categories during the quarter.

The gross profit margin decline for the first nine months of fiscal year 2013 was due primarily to higher sourcing costs and lower average selling prices. The Company incurred higher sourcing costs, primarily in the first quarter, as a result of increased raw material costs for wool and cotton and, to a lesser extent, higher vendor labor costs. We estimate that approximately half of the decline in gross profit margin in the first nine months was due to these higher sourcing costs. The remainder of the decrease in gross profit margin for the first nine months of fiscal year 2013 was due primarily to lower net average selling prices driven by an increased volume of clearance products and increased promotional activity for certain product categories, partially offset by changes in the mix of products sold.

As stated in our Annual Report on Form 10-K for fiscal year 2012 and within this Form 10-Q, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs) and risks associated with domestic and international economic activity and inflation. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. The prices on these commodities, as well as other costs in the supply chain, continue to fluctuate and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2013. Our gross profit could also be adversely impacted by changes in our mix of products sold. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $101.3 million or 40.9% of net sales in the third quarter of fiscal year 2013 from $94.4 million or 40.5% of net sales in the third quarter of fiscal year 2012. Sales and marketing expenses increased to $286.6 million or 42.4% of net sales in the first nine months of fiscal year 2013 from $276.3 million or 39.8% of net sales in the first nine months of fiscal year 2012. The increase as a percentage of sales for the third quarter and the first nine months of fiscal year 2013 was driven by higher occupancy and Store and Direct Marketing payroll costs as a percentage of sales due primarily to additional expenses related to new stores opened in fiscal years 2013 and 2012 and the weaker sales during those periods. In addition, other variable selling costs increased as a percentage of sales during those periods due primarily to higher shipping costs to customers driven largely by the growth in the Direct Marketing business. The unfavorable impact of these costs was partially offset by lower advertising and marketing as a percentage of sales.

The components of the sales and marketing expense increases of $6.9 million for the third quarter and $10.3 million for the first nine months of fiscal year 2013 are as follows.

	Fiscal Year 2013 Compared to Fiscal Year 2012
	Three Months Ended	Nine Months Ended
	(In millions)
Occupancy Costs	$2.7	$8.2
Advertising & Marketing Costs	(0.7)	(5.7)
Selling Payroll Costs, Including Benefits	2.9	5.3
Other Variable Selling Costs	2.0	2.5
Total	$6.9	$10.3

We expect sales and marketing expenses to increase for the remainder of fiscal year 2013 as compared to the same period of fiscal year 2012 primarily as a result of our anticipated opening of approximately 30 new stores in fiscal year 2013, the full year operation of stores that were opened during fiscal year 2012 and costs related to new business initiatives, partially offset by lower expected advertising costs.

General and Administrative Expenses - General and administrative (“G&A”) expenses, which consist primarily of corporate and distribution center costs, were $19.3 million and $17.1 million for the third quarter of fiscal years 2013 and 2012, respectively. G&A expenses were $54.4 million for the first nine months of fiscal year 2013 compared to $54.3 million for the first nine months of fiscal year 2012. As a percent of net sales, G&A expenses were 7.8% and 7.4% for the third quarter of fiscal years 2013 and 2012, respectively, and 8.0% and 7.8% for the first nine months of fiscal year 2013 and 2012, respectively. The higher level of expenses as a percentage of net sales for the third quarter was driven primarily by higher professional fees and outsourced services and higher corporate compensation (which includes benefit costs and total company performance based incentive compensation other than commissions) as a percentage of net sales, partially offset by lower distribution center and other corporate overhead costs as a percentage of net sales. The higher level of expenses as a percentage of net sales for the first nine months of fiscal year 2013 was driven primarily by higher professional fees and outsourced services and other corporate overhead costs as a percentage of net sales, partially offset by lower corporate compensation as a percentage of net sales.

The components of the G&A expense increase of $2.2 million for the third quarter of fiscal year 2013 and the increase of $0.1 million for the first nine months of fiscal year 2013 are as follows.

	Fiscal Year 2013 Compared to Fiscal Year 2012
	Three Months Ended	Nine Months Ended
	(In millions)
Corporate Compensation, Including Benefits	$0.7	$(1.8)
Distribution Center Costs	0.3	0.4
Professional Fees & Outsourced Services	1.1	1.2
Other Corporate Overhead Costs	0.1	0.3
Total	$2.2	$0.1

The higher professional fees and outsourced services costs for the third quarter and the first nine months of fiscal year 2013 compared to the same periods of fiscal year 2012 were primarily due to $1.2 million of expenses for legal and other professional services related to The Men’s Wearhouse Proposal during the third quarter of fiscal year 2013. G&A expenses may increase for the remainder of fiscal year 2013 as compared to the same period of fiscal year 2012 depending on the growth of the business and costs related to potential strategic activities in the remainder of the year.

Other Income (Expense) - Other income (expense), which is comprised solely of net interest income, for each of the third quarter of fiscal years 2013 and 2012 was $0.1 million of income. Other income (expense) for each of the first nine months of fiscal years 2013 and 2012 was $0.3 million of income. The nearly flat levels of net interest income in fiscal year 2013 compared to fiscal year 2012 were primarily due to higher average cash and short-term investment balances, offset by slightly lower interest rates. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.

Income Taxes - The effective income tax rate for the third quarter of fiscal year 2013 was 37.0% as compared to 37.5% for the third quarter of fiscal year 2012. For the first nine months of fiscal year 2013, the effective tax rate was 38.0% compared with 38.2% for the same period of fiscal year 2012. The lower effective rate for the first nine months of fiscal year 2013 as compared to the same period of fiscal year 2012 was driven by lower expense related to the liability for unrecognized benefits in fiscal year 2013, partially offset by higher state income taxes.

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

We file federal income tax returns and state and local income tax returns in various jurisdictions. The Internal Revenue Service (“IRS”) has audited our tax returns through fiscal year 2008, including its examination of the tax returns for fiscal years 2007 and 2008, which was finalized in October 2010. No material adjustments were required to these tax returns as a result of the examination by the IRS. For the years before fiscal year 2010, the majority of our state and local income tax returns are no longer subject to examinations by taxing authorities.

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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	October 27, 2012	November 2, 2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(29,636)	$(14,527)
Investing activities	(28,656)	28,793
Financing activities	(6)	(531)
Net increase (decrease) in cash and cash equivalents	$(58,298)	$13,735

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

	October 27, 2012	February 2, 2013	November 2, 2013
	(In thousands)
Cash and cash equivalents	$28,932	$71,288	$85,023
Short-term investments	246,485	305,833	254,922
Total	$275,417	$377,121	$339,945

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through November 2, 2013 are discussed below.

Cash used in our operating activities of $14.5 million in the first nine months of fiscal year 2013 was primarily the result of an increase in operating working capital and other components of $73.4 million, partially offset by net income of $36.0 million and depreciation and amortization and other non-cash items of $22.9 million. The increase in operating working capital and other components included the following:

•	an increase in inventory of $38.1 million primarily as a result of the replenishment of units sold in fiscal 2012 and the opening of new stores;

•	a decrease in accounts payable of $13.2 million due primarily to the timing of payments to vendors;

•
a reduction in accrued expenses totaling $10.9 million (excluding accrued property, plant and equipment) related primarily to the payment of advertising costs that had been accrued at the end of fiscal year 2012; and

•
an increase in accounts receivable of $6.6 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the third quarter of fiscal year 2013 as compared with the end of fiscal year 2012.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
From the end of the third quarter of fiscal year 2012 to the end of the third quarter of fiscal year 2013, inventory decreased $11.0 million or 2.9% due primarily to lower finished goods inventory levels which reflects a reduction in our purchases based on the weak sell-through we had in certain seasonal categories last year, as well lower unit costs in certain categories, partially offset by additional inventory related to new stores opened. In addition, the decline was related to lower raw materials inventory levels. By the end of fiscal year 2013, we expect that inventory will be flat or down in the low single digits compared to the end of fiscal year 2012, depending on sales and other factors.
Cash provided by investing activities of $28.8 million for the first nine months of fiscal year 2013 relates to $50.9 million of net proceeds from short-term investments, partially offset by $22.1 million of payments for capital expenditures, as described below.

Cash used in financing activities of $0.5 million relates primarily to tax payments associated with equity compensation plans.

We spent approximately $22.1 million on capital expenditures in the first nine months of fiscal year 2013 primarily related to payments for the stores opened or constructed during the first nine months of the fiscal year in addition to expenditures related to systems infrastructure projects and the expansion and maintenance of our distribution capacity. Also, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2012 for amounts that were incurred but not invoiced by vendors related to stores opened. For the stores opened, renovated and relocated in the first nine months of fiscal year 2013, we negotiated approximately $4.1 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2013 and 2012.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2012	Amounts Collected in Fiscal Year 2013	Amounts Outstanding November 2, 2013
	(In thousands )
Full Fiscal Year 2012 Store Openings (46 Stores), Renovations and Relocations	$6,351	$3,645	$2,706	$—
First Nine Months of Fiscal Year 2013 Store Openings (28 Stores), Renovations and Relocations	4,095	—	955	3,140
	$10,446	$3,645	$3,661	$3,140

Substantially all of the outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal year 2013 are expected to be received within the next 12 months.

For fiscal year 2013, we expect to spend approximately $35 million to $36 million on capital expenditures, primarily to fund the anticipated opening of approximately 30 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2012 primarily related to stores opened in fiscal year 2012 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2013 which are not expected to be paid until fiscal year 2014.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and renovated or relocated stores, of which approximately $4.2 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

Management believes that our cash from operations, existing cash and cash equivalents and short-term investments will be sufficient to fund our planned capital expenditures and operating expenses through at least the next 12 months.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements other than our operating lease agreements.

Effects of Inflation and Changing Prices

Inflation and changing prices could have a material adverse impact on our operations, financial condition and results of operations, especially with respect to our product costs which are largely driven by cotton and wool prices and other production inputs (such as labor costs, which are largely tied to the labor markets and economies of the various countries in which our vendors are located). In general, we will attempt, over time, to increase prices to largely counteract the increasing costs due to inflation. However there is no assurance that our customers will accept such higher prices, especially over a short-term period.

Tabular Disclosure of Contractual Obligations

Our principal commitments are non-cancelable operating leases (related to our our retail stores, certain tailoring facilities and equipment) and inventory purchase commitments. Under the terms of certain of the retail store leases, we are required to pay a base annual rent, plus a contingent amount based on sales (“contingent rent”). In addition, many of these leases include scheduled rent increases. Base annual rent and scheduled rent increases are included in the contractual obligations table below for operating leases, as these are the only rent-related commitments that are determinable at this time.

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first nine months of fiscal year 2013, except for inventory purchase commitments, which reflect only future amounts.

Contractual Obligations and Commercial Commitments	Payments Due by Period
	(In thousands)
	2013	2014 - 2016	2017 - 2018	Beyond 2018	Total(f)
Operating lease obligations (a) (b)	$75,457	$209,466	$96,827	$112,061	$493,811
Inventory purchase commitments (c)	87,659	142,681	—	—	230,340
Related party agreement (d)	825	1,650	—	—	2,475
License agreement (e)	165	330	—	—	495
Total	164,106	354,127	96,827	112,061	727,121
___________________________

(a)	Includes various lease agreements signed prior to November 2, 2013 for stores to be opened and equipment placed in service subsequent to November 2, 2013.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2014 for which purchase orders have been issued or other commitments have been made to vendors as of November 2, 2013.

(d)	Relates to a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives.

(e)	Relates to an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under his name.

(f)
The total does not include obligations for unrecognized tax benefits and related penalties and interest of $0.3 million which have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At November 2, 2013, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed interest income by approximately $3.1 million in fiscal year 2012.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of November 2, 2013, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 2, 2013.
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

On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. As described in our prior Quarterly Reports on Form 10-Q, the parties entered into a settlement agreement on April 19, 2013. On September 13, 2013, the Court issued an Order and Judgement granting, among other things, final approval of a class action settlement. The settlement amount had been previously recorded by the Company.

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
Except as otherwise set forth above, the resolution of our litigation matters cannot be accurately predicted and we have not estimated the costs or potential losses, if any, associated with these matters. Accordingly, we cannot determine whether our insurance coverage, if any, would be sufficient to cover such costs or potential losses, if any, and we have not recorded any provision for cost or loss associated with these actions. It is possible that our consolidated financial statements could be materially impacted in a particular fiscal quarter or year by an unfavorable outcome or settlement of any of these actions.

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

In late May 2013, our second largest vendor (representing approximately 10% of our total purchases in fiscal year 2012) suffered a fire at one of its production facilities. In fiscal year 2012, approximately 6% of our total purchases were produced at the affected facility. As a result of this fire, through at least the first quarter of fiscal year 2014, we anticipate a disruption in the supply of goods which had previously been produced at the affected facility. We are attempting to mitigate the impact of this disruption by utilizing alternative vendors and by taking the disruption into account when managing our existing supply of affected inventory. We do not currently expect that the supply disruption will have a significant negative impact on our business. However, if our mitigation efforts are not successful, if the disruption lasts longer than expected or if there is a significant disruption of supply from any of our other vendors, our business, financial condition and results of operations could be materially, adversely affected.

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
On August 4, 2011, the State of Georgia Governor's Office of Consumer Protection (the “Georgia OCP”) issued an investigative demand directing that we produce certain items in connection with an investigation being conducted on behalf of the Administrator of the Georgia Fair Business Practices Act (the “FBPA”). On June 27, 2012, the Georgia OCP issued a Notice of Contemplated Legal Action for alleged violations of the FBPA. The Notice stated that the Administrator of the FBPA may accept an Assurance of Voluntary Compliance in lieu of initiating any legal action. We subsequently met with the Georgia OCP and have produced additional information at its request.
    In July 2012, we received a subpoena from the Florida Attorney General requiring the production of certain information relating to our advertising and sales promotion practices. Based on the data we provided, the assistant attorneys general handling the matter recommended that the case be administratively closed.
In December 2013, we received a subpoena from the Ohio Attorney General requiring the production of certain information relating to our advertising and marketing practices. We have not yet engaged with the Ohio Attorney General regarding the subpoena.
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

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	December 5, 2013	/s/ DAVID E. ULLMAN
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