Form 10-K
period 2014-02-01
BANK JOS A CLOTHIERS INC /DE/
filed 2014-04-02
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the fiscal year ended February 1, 2014.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 0-23874
JOS. A. BANK CLOTHIERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3189198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Hanover Pike, Hampstead, MD	21074
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code	(410) 239-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Rights to purchase units of Series A Junior Participating Preferred Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of shares of Common Stock on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market at August 3, 2013 was approximately $862.6 million. The determination of the “affiliate” status for purposes of this report on Form 10‑K shall not be deemed a determination as to whether an individual is an “affiliate” of the registrant for any other purposes.
The number of shares of Common Stock outstanding on March 26, 2014 was 27,988,392.
DOCUMENTS INCORPORATED BY REFERENCE: The Company will disclose the information required under Part III, Items 10‑14 either by (a) incorporating the information by reference from the Company's definitive proxy statement if filed by June 2, 2014 (the first business day following 120 days from the close of its fiscal year ended February 1, 2014) or (b) filing an amendment to this Form 10‑K which contains the required information by June 2, 2014.

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

This Annual Report on Form 10-K contains forward-looking statements that are based on currently available information and current expectations, estimates, forecasts and projections about Jos. A. Bank Clothiers, Inc.’s business. The forward looking statements include assumptions about our operations, such as cost controls, market conditions, liquidity and financial condition. Risks and uncertainties that may affect our business or future financial results include, among others, risks associated with domestic and international economic activity, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under Part I, Item 1A.“Risk Factors” and Part II, Item 7.“Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, the occurrence of certain events or otherwise, except to the extent required by applicable law, including the requirements of Rule 14d-9(c) under the Exchange Act and Schedule 14D-9. As a result of these risks and others, actual results could vary significantly from those anticipated in this Annual Report, and our financial condition and results of operations could be materially adversely affected.

PART I

Item1.	BUSINESS.
General
Jos. A. Bank Clothiers, Inc., a Delaware corporation organized on June 22, 1982 (herein referred to as the “Company,” “Jos. A. Bank,” “our company,” first person pronouns such as “we,” “us,” or “our,” or similar terms), is a nationwide designer, manufacturer, retailer and direct marketer (through stores, call center and Internet) of men’s tailored and casual clothing and accessories and is a retailer of tuxedo rental products. We sell substantially all of our products exclusively under the Jos. A. Bank label through 628 retail stores (as of February 1, 2014, which includes 42 Factory stores and 15 Franchise stores) located throughout 44 states and the District of Columbia in the United States, as well as through our nationwide call center and Internet (www.josbank.com) operations.
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
Each fiscal year noted above consists of 52 weeks except fiscal year 2012, which consist of 53 weeks.

Merger with Men's Wearhouse
Java Corp., a Delaware corporation (“Java”) and a wholly owned subsidiary of The Men's Wearhouse, Inc. a Texas corporation, (“Men’s Wearhouse”) has commenced a tender offer to acquire all outstanding shares of common stock of the Company, par value $0.01 per share (such securities, together with the associated preferred share purchase rights, the “Shares”), at a price of $65.00 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”) as more fully disclosed in a Tender Offer Statement on Schedule TO, dated March 20, 2014, (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”). The tender offer and related purchase are upon the terms and subject to the conditions set forth in the Second Amended and Restated Offer to Purchase, dated March 20, 2014, (as amended or supplemented from time to time, the “Offer to Purchase”) and in the related Letter of Transmittal (as amended or supplemented from time to time, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Second Amended Offer”) filed by Java and Men’s Wearhouse with the SEC on March 20, 2014.

The Second Amended Offer is being made pursuant to the Agreement and Plan of Merger, dated as of March 11, 2014, by and among the Company, Men’s Wearhouse and Java (together with any amendments or supplements thereto, the “Merger Agreement”). The Second Amended Offer, if consummated, will be followed by a merger (the “Merger”) of Java with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Men’s Wearhouse, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. In the Merger, any Shares not tendered into the Second Amended Offer, other than Shares held by the Company, Men’s Wearhouse, Java or stockholders who have validly exercised and perfected (and not lost or withdrawn) their appraisal rights under the DGCL, will be cancelled and automatically converted into the right to receive the same per share consideration paid to stockholders in the Second Amended Offer. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (other than (i) Shares held by the Company as treasury stock or owned by Men’s Wearhouse or Java, which will be cancelled and will cease to exist, and (ii) Shares owned by Company’s stockholders who perfect their appraisal rights under the DGCL) will be converted into cash equal in form and amount to the Offer Price paid in the Second Amended Offer. The transactions contemplated under the Merger Agreement and the Second Amended Offer are herein referred as the “Merger Transactions”.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business and operations in the ordinary course and consistent with past practices until the Effective Time. Subject to certain limited exceptions in the Merger Agreement, the Company has agreed not to solicit, initiate or participate in discussions with third parties regarding other proposals to acquire the Company and has agreed to certain restrictions on its ability to respond to such proposals, subject to the exercise of the fiduciary duties of the board of directors of the Company (the “Board”). The Merger Agreement also contains certain termination provisions for the Company and Men’s Wearhouse. If we terminate the Merger Agreement in connection with a superior proposal under certain specified circumstances, we may be required to pay Men’s Wearhouse a termination fee of $60 million. Alternatively, Men’s Wearhouse may be required to pay the Company a termination fee of $75 million if the Merger Agreement is terminated under any of the following conditions: (i) applicable law or a temporary restraining order, preliminary or permanent injunction or other judgment, order or decree, in each case, with respect to Section 7 of the Clayton Antitrust Act of 1914 or any other applicable antitrust law, is entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction in the United States or any material foreign jurisdiction and remains in effect which has the effect of prohibiting the consummation of the Merger Transactions; (ii) if the Second Amended Offer is not consummated by September 30, 2014, and as of such date any waiting period (and any extension thereof) under the HSR Act (as hereafter defined) applicable to the Second Amended Offer shall not have expired or been terminated; or (iii) subject, in certain cases, to a notice and cure period, there shall have been a material breach by Men’s Wearhouse or Java of the covenant relating to obtaining antitrust and any other regulatory approvals that resulted or would reasonably be expected to result in the failure of Men’s Wearhouse or Java to consummate the closing of the Second Amended Offer or the Merger in accordance with the terms of the Merger Agreement.

At a meeting held on March 11, 2014, the Board unanimously (i) determined that the Merger Agreement, the Second Amended Offer, the Merger and the other transactions contemplated thereby are advisable, fair to and in the best interests of the Company and its stockholders, (ii) adopted and approved the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend that the stockholders of the Company accept the Second Amended Offer and tender their Shares to Java pursuant to the Second Amended Offer.

Prior to entering into the Merger Agreement, the Company had entered into a Membership Interest Purchase Agreement (the “Everest Purchase Agreement”) pursuant to which the Company agreed to purchase from Everest Topco LLC (“Everest Topco”) all of the outstanding limited liability company interests of Everest Holdings LLC, a Delaware limited liability company (“Everest Holdings”). Everest Holdings is a holding company for the Eddie Bauer brand and its related businesses and operations. The transactions which were to be consummated under the Everest Purchase Agreement are herein referred to as the “Everest Transactions.” On March 11, 2014, prior to the execution and delivery of the Merger Agreement, the Company terminated the Everest Purchase Agreement as a result of the Board’s determination that the Second Amended Offer constituted a “Superior Proposal,” as defined in the Everest Purchase Agreement. The Company paid to Everest Topco a termination fee of $48 million and reimbursed Everest Topco $.5 million for certain expenses pursuant to the Everest Purchase Agreement.

On March 20, 2014, Men’s Wearhouse and Java amended the Schedule TO to reflect the terms of the Second Amended Offer, including the extension of the expiration date to 5:00 p.m., New York City time on April 9, 2014.

A copy of the Merger Agreement is filed as Exhibit 2.1 hereto and is incorporated herein by reference. The foregoing descriptions of the Merger Agreement and the Second Amended Offer are qualified in their entirety by reference to the Merger Agreement, the Offer to Purchase and the Letter of Transmittal. A copy of the Everest Purchase Agreement is filed as Exhibit 2.2 hereto and is incorporated herein by reference. The foregoing description of the Everest Purchase Agreement is qualified in its entirety by reference to the Everest Purchase Agreement.

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

•
further developing our multi-channel retailing concept by opening more stores and enhancing direct selling through the call center and Internet operations, thus offering multiple convenient channels for customers to shop;

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
We emphasize customer service in all aspects of our business. Sales associates focus on developing close business relationships with their customers to help serve all of the customers' clothing needs. Inventory availability is a key focus to ensure customers can purchase merchandise when requested, whether in the stores or through the Internet or call center. A tailor is staffed in substantially all Company-owned Full-line stores (as defined below under “Segments”) to ensure prompt, high-quality alteration services for our customers.
Multi-Channel Retailing. Our strategy is to operate our three sales channels as an integrated business and to provide the same personalized service to our customers regardless of whether merchandise is purchased through our stores, the Internet or the call center. We believe the synergy between our stores, the Internet site and the call center offers an important convenience to our customers. We leverage the three sales channels by promoting these channels together to create brand awareness. For example, the Internet site can be used by our sales associates to increase the product available to store customers, provide store location listings and can be used as a promotional source for the stores and call center. We also use our catalog to communicate the Jos. A. Bank image, to provide customers with fashion guidance in coordinating outfits and to generate store and Internet traffic.
As a customer convenience, customers may purchase, return or exchange in a store all products that are offered in the catalog and through the Internet.
Store Growth. We had 628 stores as of fiscal year-end 2013, which included 571 Company-owned Full-line stores, 42 Company-owned Factory stores (as defined below under "Segments-Corporate and Other") and 15 stores operated by franchisees ("Franchise stores"). As a result of implementing our store growth plan, we have opened 179 stores in the past five years including 14 new stores in fiscal year 2009, 36 new stores in fiscal year 2010, 53 new stores in fiscal year 2011, and 46 new stores in fiscal year 2012, and 30 new stores in fiscal year 2013. We intend to open new stores primarily in core markets which may allow us to leverage our existing advertising, management, distribution and sourcing infrastructure. We also intend to continue to open new stores in less mature markets such as western states, where we are developing a critical mass of stores to gain leverage.
We plan to open approximately 30 to 37 stores in fiscal year 2014 including approximately 10 to 12 Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores in the United States, including approximately 700 Full-line Stores and approximately 100 Factory stores.
Product Design and Sourcing. We design and set the specifications for substantially all of our products. The designs are provided to a world-wide vendor base which manufactures to our specifications. In most cases, we have eliminated the middlemen (e.g. importers and resellers) in our sourcing process and contract directly with our manufacturers. During fiscal year 2013, two buying agents sourced, respectively, approximately 52% and 6% of our total product purchases and we expect to continue these relationships in fiscal year 2014. The primary goal of our product design and sourcing strategies is to get the best possible prices at the high quality levels that we demand.

Segments
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Factory stores (“Full-line stores”). The Direct Marketing segment includes the Internet and the call center. We have included information with regard to these segments for each of our last three fiscal years in Note 12 to our Consolidated Financial Statements.
Stores. The Stores segment consists of 571 Company-owned Full-line stores. We opened 22 Full-line stores (and closed three stores) in fiscal year 2013 and plan to open approximately 20 to 25 Full-line stores and to close one or more Full-line stores in fiscal year 2014. Our real estate strategy focuses primarily on stores located in high-end, specialty retail centers with the proper co-tenancy that attract customers with demographics that are similar to our target customer. These specialty centers include, but are not limited to, outdoor lifestyle centers, malls and downtown/street front/business districts. As of fiscal year-end 2013, the store mix of the 571 Company-owned Full-line stores consisted of 177 outdoor lifestyle centers, 82 malls, 74 downtown/street front/business districts and 238 strip centers, power centers or freestanding stores.
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
The Full-line stores averaged approximately 4,600 square feet at fiscal year-end 2013. The Full-line stores opened in fiscal years 2012 and 2013 averaged approximately 4,500 and 4,400 square feet, respectively.
The cost to open a new store is based primarily on store size and landlord construction allowance. In fiscal year 2013, the average build-out cost for a new Full-line store was approximately $540,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. We expect to be reimbursed by landlords an average of approximately $145,000 of the new store build-out cost for the Full-line stores opened in fiscal year 2013. New stores also require an inventory investment, which varies based on the season in which the store opens. Although amounts vary, in fiscal year 2013, new Full-line store openings required an average initial inventory investment of approximately $275,000. The inventory levels in a new store are typically increased as the store's sales grow.
Substantially all Full-line stores have a tailor shop, which provides a range of tailoring services as a convenience to customers. The stores are designed to utilize Company-owned regional tailor shops, especially during times of peak demand, which allow the use of smaller tailor shops within each store. These regional facilities receive customers' goods from Full-line and Factory stores. The goods are altered at the regional facilities and returned to the selling store for customer pickup. In addition, the store managers and certain additional store staff have been trained to fit tailored clothing for alterations. We guarantee all of the tailoring work performed.
We launched a tuxedo rental initiative late in fiscal year 2009 to a small test group of our Full-line stores and rolled out this new business on a company-wide basis by the end of the second quarter of fiscal year 2010. Fiscal year 2013 was the third full year of operation for this business. In order to limit our risk and initial investment through the early stages of this business, we have contracted with a national distributor that owns the tuxedo rental inventory. When a customer orders a tuxedo rental from us, we place an order with this national distributor and the product is delivered to our stores, typically within several days of intended use. This distributor charges us for each rental and delivery.

At February 1, 2014, we had 628 retail stores (consisting of 571 Full-line stores, 42 Factory stores and 15 Franchise stores) in 44 states and the District of Columbia. The following table sets forth the stores that were open at that date.
JOS. A. BANK STORES

	Total #		Total #
State	Of Stores	State	Of Stores
Alabama (a)(b)	16	Missouri (b)	12
Arizona	9	Nebraska	4
Arkansas	4	Nevada	3
California (b)	38	New Hampshire	4
Colorado (b)	11	New Jersey (b)	31
Connecticut (b)	14	New Mexico	2
Delaware (b)	3	New York (b)	28
Florida (b)	45	North Carolina (a)	25
Georgia (a)(b)	27	Ohio (b)	24
Idaho	2	Oklahoma (b)	6
Illinois (a)	31	Oregon	1
Indiana (b)	11	Pennsylvania (b)	33
Iowa	3	Rhode Island	3
Kansas (b)	5	South Carolina (a)(b)	13
Kentucky	6	South Dakota	1
Louisiana (a)	8	Tennessee (a)(b)	14
Maine (b)	1	Texas (b)	58
Maryland (b)	25	Utah	4
Massachusetts	24	Virginia (b)	28
Michigan (b)	16	Washington	6
Minnesota	7	Washington, D.C.	6
Mississippi (a)(b)	5	West Virginia	3
		Wisconsin (b)	8
		Total	628

(a) Includes one or more Franchise store(s)
(b) Includes one or more Factory store(s)
Direct Marketing. The Direct Marketing segment, consisting of the Internet and call center channels, is a key part of our multi-channel concept. This segment is driven primarily by the Internet channel as the call center channel has declined over time with the increasing popularity of the Internet. In fiscal year 2013, the Direct Marketing segment accounted for approximately 13% of our net sales and recorded a sales increase of 10.5%. The Direct Marketing segment offers potential and existing customers convenience in ordering our merchandise.
Our catalogs and our Internet site are significant resources used to communicate our high-quality image, provide customers with guidance in coordinating outfits, generate store traffic and provide useful market data on customers. We believe our customers are very confident purchasing traditional business attire through our Internet site and call center, as suits represented approximately 25% of sales in the Direct Marketing segment in fiscal year 2013. In fiscal years 2012 and 2013, we distributed approximately 8.8 million and 3.9 million catalogs (including catalogs sent to the stores), respectively.
To make catalog and online shopping as convenient as possible, we maintain a toll-free telephone number accessible 24 hours a day, seven days a week. Call center sales associates can help customers select merchandise and can provide detailed information regarding size, color, fit and other merchandise features, as well as assist Internet and store customers with their orders. In some cases, sample merchandise is available for call center sales associates to view, thereby allowing them to better assist customers. Merchandise purchased from the call center or online may be returned through any of our stores or by mail.
We upgraded the then existing Internet infrastructure during fiscal year 2009 to meet increasing capacity needs and to add certain features to further enhance the customer shopping experience. The enhanced Internet site has many customer-friendly features such as larger images and product photos with zoom-in functionality that allows fine details to be seen.

This site also has advanced product search functionality, such as searching by size, that makes shopping more efficient. In addition, the website platform is designed to accommodate more advanced search optimization techniques. The site accepts alternative forms of payment such as Paypal and Bill Me Later. The enhanced site also supports many of the creative promotional and sale events that were previously offered only in our Full-line stores. Since the update, the site has enabled us to be responsive to trends and has thereby afforded us an opportunity to increase sales.
During fiscal year 2010, we launched a new website dedicated exclusively to the products offered under our Big and Tall customer category. As part of this new website, we expanded our product offerings to add or broaden such items as suits and suit separates (including regal sizes), dress shirts, extra long ties and sportshirts. We expect to expand this assortment further in fiscal year 2014.
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
We have experienced strong growth in Internet sales over the past several fiscal years. To help drive Internet traffic, we maintain a network of affiliates which link potential customers from the affiliates' web platforms to our websites where the customer may ultimately make a purchase. We typically pay a fee to these affiliates based on a percentage of net sales generated by them. At the end of fiscal year 2013, we had approximately 1,900 affiliate arrangements. We expect to continue to pursue affiliate arrangements to help fuel future Internet sales increases.
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
Corporate and Other. In addition to the corporate office and the distribution centers, our “Corporate and Other” segment consists of 15 Franchise locations and 42 Factory stores. Generally, a franchise agreement between the Company and the franchisee provides for a ten-year term with an option, exercisable by the franchisee under certain circumstances, to extend the term for an additional ten-year period. Franchisees pay us an initial fixed franchise fee and then a percentage of the net sales. Franchisees are required to maintain and protect our reputation for high quality, classic clothing and customer service. Generally, the franchisees have the rights within certain geographical territories to operate stores, which prohibits us from opening stores within these territories without first giving the franchisees the right of first refusal. We did not open any new Franchise stores in fiscal year 2013 and do not expect to open a significant number of Franchise stores in the future. Franchisees purchase substantially all merchandise offered for sale in their stores from us at an amount above our cost.
Prior to fiscal year 2010, we had 7 Outlet stores which primarily served to liquidate excess merchandise and offer certain first quality products at a reduced price ("Outlet stores"). During fiscal year 2010, we launched a new Factory store concept initiative to target a unique customer base that we believe has limited overlap with the customer base in our Full-line stores ("Factory stores"). We opened 5 Factory stores in fiscal year 2010, 13 Factory stores in fiscal year 2011 and 10 Factory stores in fiscal year 2012, and 8 Factory Stores (and closed one store) in fiscal year 2013. New merchandise offerings were developed that cater to this customer's needs. We plan to open approximately 10 to 12 additional Factory stores in fiscal year 2014. Also, we have converted the merchandise in the 7 Outlet stores to the Factory store assortment. If the stores opened/operated under this new initiative continue to perform to our expectations, we believe there is a long-term opportunity to operate approximately 100 Factory stores in the U.S.
The Factory stores averaged approximately 4,100 square feet at fiscal year-end 2013. The Factory stores opened in fiscal years 2012 and 2013 averaged approximately 4,100 and 3,900 square feet, respectively.
In fiscal year 2013, the average build-out cost for a new Factory store was approximately $325,000, including leasehold improvements, fixtures, point-of-sale equipment and tailor shop equipment. We expect to be reimbursed by landlords an average of approximately $75,000 of the new store build-out cost for the stores opened in fiscal year 2013. These new stores also required an average initial inventory investment of approximately $225,000.
Merchandising
We believe that our business fills a niche of providing upscale classic, professional men's clothing with superior quality at a reasonable price. Our merchandising strategy focuses on achieving an updated classic look with extreme attention to detail in quality materials and workmanship. We offer a distinctive collection of clothing and accessories necessary to dress the career man from head to toe, including formal, business, business casual, sportswear and golf apparel, substantially all of which is sold under the Jos. A. Bank label. Our product offerings include suits, tuxedos, dress shirts, sportcoats, dress pants, overcoats, ties, sportswear, sweaters, belts, socks and underwear, among other items. We also sell branded shoes from several vendors, representing approximately 2% of total net sales, which are substantially the only products we sell not using the Jos. A. Bank brand.
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
We believe that our merchandise offering is well positioned to meet the changing trends of business dress for our target customers. Suits accounted for over 35% of our merchandise sales in fiscal year 2013 and serve as the foundation of our extensive offering of other products. As the corporate work environment trended to casual over the past decade, our product offerings were modified to meet the needs of the Jos. A. Bank customer.
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
In fiscal year 2012, we introduced the “Slim Fit” line of dress shirts, suits, and ties. The “Slim Fit” style features our slimmest cut and fit for a modern trim look that a portion of our customers demand. In 2013, we expanded the “Slim Fit” offering and we plan to add other products in the future such as suit separates, coats, and dress pants.
Because of the classic character of a large portion of our merchandise and aggressive store clearance promotions, historically we have been able to sell substantially all of our products through our Full-line stores, catalog, Internet site and Factory stores and have not been required to sell significant amounts of inventory to third-party liquidators.

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
We believe that we gain an advantage over many of our competitors in terms of quality and price by designing our tailored and other products, selecting and, in certain cases, purchasing raw materials (finished wool fabric) and then having merchandise manufactured to our own specifications by third party contract manufacturers. Since our designs are focused on updated classic clothing, we expect to experience much less fashion risk than other retailers that offer fashions that change more frequently. Substantially all products manufactured for us must conform to our rigorous specifications with respect to standardized sizing and quality.
Approximately 1% of the total product purchases (including piece goods) in fiscal year 2013 were sourced from United States suppliers, and approximately 99% were sourced from suppliers in other countries. In fiscal year 2013, approximately 28% of the total product purchases were from suppliers in Mexico, 23% in China (including Hong Kong), 11% in India, 8% in Malaysia, and 7% in Bangladesh. Of the remaining 22% of total purchases, no other country represented more than 5% of total product purchases in fiscal year 2013. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled.
We use buying agents to source a significant portion of our products from various companies that are located in or near Asia (China, including Hong Kong, Malaysia, Bangladesh, India, the Philippines, and Indonesia). During fiscal year 2013, two buying agents sourced, respectively, approximately 52% and 6% of our total product purchases. No other buying agent represented more than 5% of total product purchases in fiscal year 2013.
Five individual suppliers each provided over 5% of our product purchases in fiscal year 2013 for a combined total of approximately 44% of our total product purchases. No other supplier represented more than 5% of total product purchases in fiscal year 2013. We buy shirts from leading shirt manufacturers who also supply shirts to many of our competitors.
The total product purchases discussed above include direct purchases of raw materials that are sent to manufacturers for cutting and sewing. We purchase the raw materials for approximately 9% of our finished products, of which five vendors accounted for approximately 70% of the raw materials purchased directly by us in fiscal year 2013. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on our specifications.
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
Marketing, Advertising and Promotion
Strategy. We have historically used mass media advertising (such as local radio, national cable television) and direct mail marketing with a promotional message in support of our store and catalog/Internet operations. We also send email promotions to our store and Internet customers. The basis of each marketing campaign, while primarily promotional, is the identification of the Jos. A. Bank name as synonymous with high quality, upscale, classic clothing offered at a value. We maintain a database of names of people who have previously made a purchase from one of our retail stores, the Internet site or call center or have requested a catalog or other information from us. As of the end of fiscal 2013, we had approximately 7.5 million names in this customer database. Of these names, approximately 4.4 million represent individuals who have made such purchases or information requests in the past 24 months, compared to the 4.1 million of such customers as of fiscal year-end 2012. We evaluate our database for our mailings and select names based on expectations of response to specific promotions, which allows us to efficiently use our marketing dollars.
Much of our business is driven by a “high-low” product pricing strategy where we run targeted promotional events throughout the year based on market conditions and customer preferences and demands. As part of the “high-low” strategy, we periodically promote specific items or categories at prices that are below the retail price regularly offered to customers. In 2013, we have also focused on increasing the day-to-day sales in the non-promotional part of our business through the continued development of our "Making it Work" value price campaign. Sales from this part of the business are becoming an increasingly more important part of our business (representing approximately 30% of merchandise sales in fiscal year 2013). We also conduct clearance sales throughout the year, especially at the end of each of the two seasons, primarily to manage our seasonal inventory levels.
Corporate Card Program. Certain organizations and companies can participate in our corporate card program, through which all of their employees are eligible to receive a 20% discount off regularly-priced Jos. A. Bank merchandise and for whom we develop specific marketing events throughout the year. The card is honored at all Full-line stores, as well as for catalog and Internet purchases. At year-end fiscal 2013, over 533,000 companies nationally, from small privately-owned companies to large public companies, were members of the program, representing an increase of approximately 6% over the approximately 503,000 member companies at year-end fiscal 2012. Participating companies are able to promote the card as a free benefit to their employees. As the number of participants in the corporate card program has increased significantly in the past several years, sales to these customers have become a substantial portion of total sales.
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
To support new store growth, we have upgraded our distribution centers several times over the past ten years. In late fiscal year 2004, we increased our distribution center capacity by leasing and equipping approximately 289,000 square feet of space in DC2, which became fully operational in early fiscal year 2005. With this fiscal year 2005 expansion, the distribution center facilities were designed to support approximately 500 stores plus the Direct Marketing segment. To accommodate our continued expansion of our store base, we added another 126,000 square feet in DC2 in fiscal year 2010, of which 114,000 square feet was dedicated to distribution and 12,000 square feet was dedicated to office space. The expansion in fiscal year 2010 primarily increased our capacity for hanging products. To support our capacity needs for flat products, during fiscal year 2011, we added approximately 45,000 square feet of mezzanine space in DC1 and added DC3. We recently took possession of an additional 171,000 square feet in DC2 to support the projected continued growth in the business. We expect that this additional space will be operational in the spring of 2014.To support our continued growth, we may add additional space in fiscal year 2014 and/or beyond through either lease or, if the Merger Transactions do not occur, acquisition.

Management Information Systems
In fiscal year 1998, we installed and implemented the then-current version of our merchandising, warehouse, sales audit, accounts payable and general ledger system. While several newer updates of this system have been released by the software vendor but not installed, the system meets our current business needs. We have made upgrades to the system based on the functional requirements of our business users.
In fiscal year 1999, we replaced our point-of-sale (“POS”) system and upgraded this system in fiscal years 2005 and 2007. In fiscal year 2007, we added a wide-area network to our POS system, which, among other functionality, enables electronic orders to be placed from the stores by a sales associate to our centralized fulfillment center. In fiscal year 2014, we expect to replace our POS system. The new POS system is expected to enhance the customer experience at our stores and will have robust functionality in calculating promotion pricing.
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
In fiscal year 2000, we upgraded our catalog order processing system to the then-current version, which was again updated in fiscal year 2007 and fiscal year 2013. During fiscal year 2009, we upgraded our then existing Internet infrastructure in order to meet the increasing capacity needs and to add certain features to further enhance the customer shopping experience. In fiscal year 2010, we expanded our Internet platform to include two additional e-sites: Factory and Big and Tall. The Factory site allows customers to buy Factory goods online, whereas the Big and Tall site allows customers to buy extended-size goods online. In fiscal year 2011, we expanded our Internet platform, by adding international shipping and outsourcing our new mobile site with full checkout functionality.
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
In fiscal year 2013, we replaced our formalwear rental management system with a customized web based solution that enhances the customer experience. Also during fiscal year 2013, we replaced our gift card system that will give us increased functionality and a broader foundation for offerings to our customers.
Competition
We compete primarily with specialty retailers of men's apparel, department stores, Internet retailers and other catalogers engaged in the retail sale of men's apparel and to a lesser degree with other retailers of men's apparel. We are one of only a few national multi-channel retailers focusing exclusively on men's apparel, which we believe provides a competitive edge. We believe that we maintain a competitive position based not only on our ability to offer high quality career clothing at reasonable prices, but also on a broad selection of in-stock merchandise, friendly customer service, convenient locations and product innovation as part of our “Four Pillars of Success.” Our competitors, include regional and national department stores, including, Macy's and Nordstrom, and specialty stores, including Brooks Brothers and Men's Wearhouse. Many of these competitors are considerably larger and have substantially greater financial, marketing and other resources.
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

Seasonality
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2011, 2012 and 2013, we generated approximately 35%, 34% and 35%, respectively, of our annual net sales and approximately 45%, 36% and 43%, respectively, of our annual net income.
Employees
As of March 26, 2014, we had approximately 6,469 employees, consisting of 4,775 full-time employees and 1,694 part-time employees. Approximately 340 of our employees work in the Hampstead, Maryland tailoring overflow shop and distribution centers, most of whom are represented by the Mid-Atlantic Regional Joint Board, Local 806. Our collective bargaining agreement with the Mid-Atlantic Regional Joint Board, Local 806 is scheduled to expire on February 28, 2015.
Approximately 126 of our sales associates in New York City and four surrounding New York counties are represented by Local 340, New York New Jersey Regional Joint Board, Workers United. Our most recent collective bargaining agreement covering these employees is scheduled to expire on April 30, 2016.
As there have been no work stoppages in more than 20 years, we believe that relations are good with both of the unions that represent segments of our employees. We also believe that our relations with our non-union employees are good.
Available Information
Our principal executive offices are located at 500 Hanover Pike, Hampstead, Maryland 21074. Our telephone number is (410) 239-2700 and our website address is www.josbank.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on our website free of charge as soon as practicable after they are filed with, or furnished to, the SEC. In addition, the public may read and copy any materials filed or furnished by us with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 1A.	RISK FACTORS
You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the market price of the Shares could decline and you could lose all or part of your investment in the Shares. The risks described below are not the only risks we face. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and results of operations.
If we are not able to continue profitably opening new stores due to general economic conditions or otherwise, our growth may be adversely affected.
A significant portion of our growth has resulted and is expected to continue to result from the opening of new stores. The deterioration in the U.S. economic environment, the disruption and significant tightening in the U.S. credit and lending markets and reduced consumer spending, among other things, can slow the development of new shopping malls and retail centers which can restrict our ability to find suitable locations for new stores. We believe that quality real estate opportunities are available in the marketplace, but such economic troubles could lead to adjustments to our expansion program in fiscal year 2014 and beyond. While we believe that we will continue to be able to obtain suitable locations for new stores, negotiate acceptable lease terms, hire qualified personnel and open and operate new stores on a timely and profitable basis, we cannot assure you that we will be able to meet these objectives. As we continue our expansion program, the proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which could cause deterioration in our financial performance. The opening of new stores may adversely affect Direct Marketing sales and profits. In addition, the opening of new stores in existing markets may adversely affect sales and profits of established stores in those markets.
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
Economic problems in the United States (such as high unemployment, low consumer confidence, shortages of consumer credit, recessionary pressures and overall slowing in the growth in the retail sector) could negatively affect our business. Consumer spending for higher value discretionary items generally declines faster than for other retail purchases during recessionary periods and other periods during which disposable income is adversely affected. We cannot assure you that responses to disruptions in the economy will be effective. Unfavorable economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Tight credit markets may have a negative effect on our business.
Distress in the financial markets, such as the distress experienced by the United States economy in late fiscal year 2008, may result in diminished liquidity and credit availability, and there can be no assurance that our liquidity will be unaffected by changes in the financial markets and the global economy. In fiscal year 2010, we elected not to renew our credit facility and a tightening of the credit markets could make it more difficult for us to access funds through new credit facilities or through the issuance of our securities.

Our immediate cash requirements, which fluctuate daily, are deposited at financial institutions and exceed federally insured limits. If the financial environment causes these financial institutions to become unstable or fail, we may experience losses on these deposit accounts.
Our cash investment strategies may have a negative effect on our business.
At present, we invest most of our cash in U.S. Treasury bills with original maturities of 90 days or less. In addition, we invest our cash that is expected to be used for more immediate cash needs in money market accounts and overnight federally-sponsored agency notes (such as notes issued by the Federal Home Loan Banks). Our short-term investments consist primarily of U.S. Treasury bills with maturities of less than one year. The returns on these investments effectively reflect current market interest rates. As a result, market interest rate changes may negatively impact our net interest income or expense. We may invest in other types of securities such as municipal or corporate debt instruments or other types of potentially higher yielding securities, the value of which could be negatively impacted by changing liquidity conditions, credit rating downgrades, changes in market interest rates or a deterioration of the underlying entities' financial condition, among other factors. If the Merger Transactions do not occur, we may also invest in acquisitions or other strategic opportunities. As a result, the value or liquidity of our cash/investments could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.
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
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2013, two buying agents sourced, respectively, approximately 52% and 6% of our total product purchases. We expect to continue these relationships in fiscal year 2014. In addition, five individual suppliers each provided over 5% of our product purchases in fiscal year 2013 for a combined total of approximately 44% of our total product purchases. The loss of this buying agent or any of these key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. Key vendors may also be affected by natural disasters such as earthquakes, tsunamis and flooding which could adversely impact their operations. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices.
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
Although we or our representatives periodically visit a majority of our merchandise manufacturers, all of our vendors are independent contractors and we do not control their operations or practices. The violation of Vendor Requirements by any of our vendors could disrupt our supply chain. In addition, such violation could damage our reputation, which may result in decreased customer traffic to our stores, websites and call center. As a result of such violations, we may also determine it to be necessary or desirable to seek alternative vendors, which may increase our cost of goods sold. Any of the foregoing could adversely affect our sales, net earnings, business, financial condition and results of operations.
Our business could be adversely affected by increased costs of the raw materials and other resources that are important to our business and by changes in our mix of products sold.
Our products are manufactured using several key raw materials, including wool and cotton, which are subject to fluctuations in price and availability. The prices for these raw materials can be volatile due to the demand for fabrics, weather and climate conditions, supply conditions, government regulations, economic factors and other unpredictable factors. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 70% of the raw materials purchased directly by us in fiscal year 2013. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials. Some of these finished unit vendors purchase raw materials from the same suppliers as us. Changes in raw materials costs, such as wool and cotton, to the vendors or to us may impact the long-term cost of our finished products. Although prices on wool and cotton have stabilized for 2014, the prices on other commodities such as leather, silk and cashmere, as well as other costs in the supply chain, continue to fluctuate and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2014 and beyond. Additionally, our gross profit could be adversely impacted by changes in our mix of products sold. Other costs such as fuel costs, labor costs and healthcare costs could also have an adverse impact on our vendors' manufacturing costs and on our freight costs, sales and marketing expenses and general and administrative expenses. Any significant fluctuations in price or availability of our raw materials and other resources or any significant increase in the price or decrease in the availability of the raw materials and other resources that are important to our business or any other increase in costs could have a material adverse impact on our business, financial condition and results of operations.
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

In July 2012, we received a subpoena from the Florida Attorney General requiring the production of certain information relating to our advertising and sales promotion practices. Based on the data the Company provided, the assistant attorneys general handling the matter recommended that the case be administratively closed.

In December 2013, we received a subpoena from the Ohio Attorney General requiring the production of certain information relating to our advertising and marketing practices. We are producing information in response to the subpoena.

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
Our success is impacted by the timely delivery of merchandise from our distribution facilities to our stores and customers. Third party transportation companies deliver substantially all of our merchandise to our stores and our customers. Some of these third parties employ union labor. Disruptions in the delivery of merchandise or work stoppages by employees of any of these third parties could delay the timely delivery of merchandise, which could result in canceled sales, a loss of loyalty to our brand and excess inventory. We may be required to respond in a number of ways, many of which could decrease our gross profits and net income and materially adversely affect our business, financial condition and results of operations.
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
Our acceptance of credit cards at our stores and through our call center and Internet channels necessarily involves the gathering and storage of sensitive, personal information regarding our customers. Although we believe our systems are sound, no system is completely invulnerable to attack or loss of data. A loss of such data could subject us to financial and legal risks, as well as diminish our reputation and customer loyalty. Further, our continued ability to accept and process credit cards is dependent, in part, on our contractual relationships with our acquiring bank (i.e., the bank at which we maintain our account for collecting credit card payments from customers) and our credit card processor (i.e., the third party that submits on our behalf credit card transactions to our acquiring bank). Any disruption or change in these contractual relationships could interrupt our business or increase our costs. The occurrence of any of the foregoing risks, or other risks associated with the acceptance and processing of credit cards, could have a material adverse effect on our business, financial condition and results of operations.
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
Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. During the fourth quarters of fiscal years 2011, 2012 and 2013, we generated approximately 35%, 34% and 35%, respectively, of our annual net sales and approximately 45%, 36% and 43%, respectively, of our annual net income, which resulted, in part, from increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time. Any decrease in the effectiveness of our increased promotional activity could adversely affect our sales. The current economic climate, including recessionary pressures, may cause such decreases to net sales. Any reduction in retail traffic in and around our store locations could also adversely affect our sales. Any decrease in sales or margins, especially during the fourth quarter, could have a disproportionate effect on our business, financial condition and results of operations. In addition, natural disasters (including major weather events) could negatively impact our sales and result in a material adverse effect on our business, financial condition and results of operations.
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
The market price of our Shares has fluctuated substantially in the past and may continue to do so in the future. The following, among other factors, may cause the market price to our Shares to fluctuate:

•	Our sales and profitability results and those of others in the retail industry;

•	Anticipation regarding our future operating results and those generally operating in the retail industry; and

•	Changes in earnings estimates by research analysts.
In addition, the stock market has experienced price and volume fluctuations that have affected the market price of our Shares, as well as shares of other companies, including our competitors, and which may be unrelated to our operating performance or the operating performance of these other companies.

Our recent stock price is closely related to the valuation of our Shares in the Second Amended Offer.
Following announcement that we had entered into the Merger Agreement, our stock price rose to over $64 per Share, less than $1 per Share below the Offer Price and the Shares’ highest historic level.

To the extent that the current market price of the Shares reflects an assumption that the Merger Transactions will be completed, the market price of our Shares may decline significantly if the Merger Transactions do not occur or if investors perceive that the Merger Transactions may not occur.

Our charter documents, our Rights Agreement and Delaware law may inhibit a takeover that stockholders may consider favorable.
Provisions in our restated certificate of incorporation, our amended and restated by-laws and the Rights Agreement, dated September 6, 2007, between the Company and Continental Stock Transfer & Trust Company, as amended (the "Rights Agreement"), and Delaware law could delay or prevent a change of control or change in management that would provide stockholders with a premium to the market price of the Shares. Our Rights Agreement has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board. (We have exempted the Merger Agreement and the transactions contemplated thereby from the Rights Agreement.) In addition, the authorization of undesignated preferred stock gives our Board the ability to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. If a change of control or change in management is delayed or prevented, premiums to the market price of the Shares may not be realized or the market price of the Shares could decline.
Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock which are authorized and available for issuance under our restated certificate of incorporation.
After giving effect to the authorized but unissued shares of preferred stock designated as Series A Junior Participating Preferred Stock which are reserved for potential issuance pursuant to our Rights Agreement, we have available for issuance 50,000 shares of preferred stock, $1.00 par value per share. Our Board is authorized to issue any or all of these 50,000 shares, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over the Shares with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.

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
There are risks and uncertainties associated with our potential acquisition by Men’s Wearhouse that could have an effect on our business.
The announcement and pendency of the Merger Transactions may adversely affect our business due to vendors’, customers’ and employees’ uncertainty and other disruptions, as well as intensified competition from our competitors as they attempt to take advantage of these uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Merger Transactions and other strategic activities. All of these factors may have a material adverse effect on our business, financial condition and results of operations.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Men’s Wearhouse’s prior written consent. Without limiting the generality of the foregoing, the Company has agreed to certain restrictions with regard to hiring, firing, compensating and communication with Company employees; amending its organizational documents or Rights Agreement (as hereinafter defined); transactions involving securities of the Company; making any dividends or distributions in respect of the shares of its capital stock; incurring debt or issuing loans outside of the ordinary course its business; except under certain circumstances, acquiring, leasing or subleasing any material assets or properties (including any real property); making any change in any its accounting principles or practices; making or changing any tax election, changing any material tax accounting method, settling or compromising any material tax liability or consenting to any extension or waiver of any tax limitation; other than in the ordinary course of business consistent with past practice, entering into, renewing, extending, amending or terminating any material contract; or settling litigation. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

There is no assurance that the Merger Transactions will occur. The failure of the Merger Transactions to occur could have an adverse effect on our business.

Completion of the Merger Transactions is subject to various conditions that, if not satisfied or waived, could give rise to termination of the Merger Agreement. Conditions to the closing of the Merger include (a) no applicable law and no temporary restraining order, preliminary or permanent injunction or other judgment, order or decree entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction in the United States or any material foreign jurisdiction shall be and remain in effect which has the effect of prohibiting the consummation of the Merger Transactions; and (b) closing of the Second Amended Offer (which itself is subject to a number of conditions). Among the conditions to the Second Amended Offer is the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). After the Company’s initial submission of information under the HSR Act, the Company received a Civil Investigative Demand and a Subpoena Duces Tecum from the Federal Trade Commission (“FTC”) seeking additional information regarding the Company's operations and detailed information on competitive dynamics in the markets in which it competes with Men’s Wearhouse. The Company understands that Men’s Wearhouse received on January 28, 2014, a Request for Additional Information and Documentary Material (a "Second Request") from the FTC. The Company also understands that Men’s Wearhouse entered into an agreement modifying the Second Request, pursuant to which Men’s Wearhouse agreed not to consummate the Merger Transactions until the earlier of (i) 30 days following substantial compliance with the Second Request or (ii) written notice from the FTC closing the investigation. The Department of Justice or the FTC could take such action under the antitrust laws as either of them deem necessary or desirable in the public interest, including seeking to enjoin the purchase of Shares pursuant to the Second Amended Offer or seeking actions under the antitrust laws to enjoin consummation of the Merger Transactions. Private parties who may be adversely affected by the Merger Transactions and individual states may also bring legal actions under the antitrust laws. There can be no assurance that a challenge to the Merger Transactions on antitrust grounds will not be made, or, if such a challenge is made, what the result might be. To the extent that the current market price of the Shares reflects an assumption that the Merger Transactions will be completed, the market price of our Shares may decline significantly if the Merger Transactions do not occur or if investors perceive that the Merger Transactions may not occur. Any failure of the Merger Transactions to occur could have a material adverse effect on our business, financial condition and results of operations.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger Transactions, which could discourage a potential acquirer of us from making an alternative transaction proposal and, in certain circumstances, could require us to pay a significant termination fee.

Under the Merger Agreement, we are restricted, subject to limited exceptions, from entering into alternative transactions in lieu of the Merger Transactions. In general, unless and until the Merger Agreement is terminated, we are restricted from, among other things, soliciting, initiating, knowingly encouraging or facilitating a competing acquisition proposal from any person. Our Board is limited in its ability to change its recommendation with respect to the Second Amended Offer and the Merger Transactions. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the Offer Price, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. If we terminate the Merger Agreement in connection with a superior proposal under certain specified circumstances, we may be required to pay Men’s Wearhouse a termination fee of $60 million.

Shareholder litigation could prevent or delay the closing of the Merger Transactions or otherwise negatively impact our business and operations.
In connection with the Merger Transactions, we may be named party to lawsuits filed by alleged stockholders. These lawsuits may name as defendants, our Company, directors and/or officers and may allege generally that the defendants either breached or aided and abetted the breach of fiduciary duties to our stockholders by seeking to sell the Company for an allegedly inadequate price and on unfair terms. These complaints may seek equitable relief, including, among other things, to enjoin consummation of the Merger.

Our termination of the Everest Purchase Agreement required us to pay a termination fee and may expose us to additional liability.

Prior to entering into the Merger Agreement, we determined that the Merger Agreement constituted a superior proposal under the Everest Purchase Agreement, terminated such purchase agreement and paid in full a termination fee of $48 million. Under the terms of the Everest Purchase Agreement, we are also obligated to reimburse to Everest Topco certain enumerated expenses, including litigation expenses. To date, we have reimbursed to Everest Topco $0.5 million in expenses. Our shareholders, as well as certain of our former shareholders, may seek to recover from us and our officers and directors damages allegedly suffered as a result of the Everest Purchase Agreement.  We cannot determine whether our insurance coverage, if any, would be sufficient to cover the costs or potential losses, if any. Regardless of their merit, such legal matters may result in a diversion of our management's attention and resources and could be disruptive to our operations. In addition, costs and potential losses associated with these matters could adversely affect our business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We own one facility located in Hampstead, Maryland (DC1), which contains, among other things, our principal executive offices and a distribution center. We lease another facility located in Hampstead, Maryland (DC2) and one facility located in Eldersburg, Maryland (DC3). We believe that our existing facilities are well maintained and in good operating condition, but may require ongoing maintenance or upgrades by us and/or the respective landlords. The table below presents certain information relating to our properties as of March 26, 2014:

Location	Gross Square Feet	Owned/Leased	Primary Function
Hampstead, Maryland (DC1)	360,000	Owned	Offices, distribution center, Direct Marketing order and fulfillment and regional tailoring overflow shop
Hampstead, Maryland (DC2)	586,500	Leased	Offices, distribution center, Direct Marketing order and fulfillment (Lease expires March 31, 2029, with options to renew through March 31, 2044 )
Eldersburg, Maryland (DC3)	139,200	Leased	Distribution center and fulfillment (Lease expires February 28, 2021 with options to renew through February 28, 2034)
We also lease three tailoring facilities in Atlanta, Georgia, Kansas City, Kansas and Houston, Texas. In fiscal year 2010, the Atlanta and Houston facilities were relocated and expanded. Additional office space of approximately 3,200 square feet is leased in Florida.
As of February 1, 2014, we had 628 stores (consisting of 571 Full-line stores, 42 Factory stores and 15 Franchise stores). All Full-line stores are leased, with the exception of one store which is located on property owned by the Company. The Full-line stores average approximately 4,600 square feet as of fiscal year-end 2013, including selling, storage, tailor shop and service areas. The Full-line stores range in size from approximately 1,400 square feet to approximately 18,900 square feet. In most cases, we pay a fixed annual base rent plus a pro rata share of common area maintenance costs, real estate taxes and insurance. Certain store leases require contingent rental fees based on sales in addition to or in the place of annual rental fees. Most of our leases provide for an increase in fixed rental payments at various times during the lease term.

Item 3.	LEGAL PROCEEDINGS
On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. As described in our prior Quarterly Report on Form 10-Q, the parties entered into a settlement agreement on April 19, 2013. On September 13, 2013, the Court issued an Order and Judgement granting, among other things, final approval of a class action settlement which was paid in 2013. The settlement amount had been previously recorded by the Company.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Original Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Original Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Original Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. On February 7, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the Original Camasta Complaint in its entirety, without prejudice. On March 1, 2013, Camasta filed a First Amended Class Action Complaint in the said United States District Court making substantially the same allegations as in the Original Camasta Complaint. On July 25, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the First Amended Class Action Complaint in its entirety, with prejudice. Camasta has appealed the dismissal to the United States Court of Appreals for the Seventh Circuit.

On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated (the “Johnson Plaintiffs”), filed a putative class action complaint (the “Original Johnson Complaint”) against the Company in the U.S. District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756). The Original Johnson Complaint alleges, among other things, deceptive sales and marketing practices by the Company relating to its use of the words “free” and “regular price.” The Original Johnson Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees). On January 8, 2014, upon the motion of the Company, the U.S. District Court issued an Opinion and Order dismissing the Original Johnson Complaint in its entirety, without prejudice. On January 31, 2014, the Johnson Plaintiffs filed a First Amended Class Action Complaint in the U.S. District Court making substantially the same allegations as the Original Johnson Complaint. On February 21, 2014, the Company filed a motion to dismiss. The Company believes the claims are without merit and intends to defend against them vigorously. (The law firm which filed the original Johnson Complaint and amended complaint on behalf of the plaintiffs is one of the law firms which filed the "Schneider Complaint," which is discussed in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013. On July 24, 2013, the Schneider Complaint was voluntarily dismissed by the plaintiffs from the United States District Court for the Northern District of Ohio. Approximately one week later, the substantially similar Johnson Complaint was filed in United States District Court for the Southern District of Ohio.)

On January 29, 2014, State-Boston Retirement System (“Boston”), a purported Company stockholder, filed a purported class action complaint against the Company’s directors (the “Boston Defendants”) in the Delaware Court of Chancery, captioned State-Boston Retirement System v. Wildrick, et al., C.A. No. 9291. In its complaint, Boston asks the court to: (i) certify a purported class action lawsuit, designating Boston and Boston’s counsel as representatives of the purported class; (ii) declare that the Boston Defendants breached their fiduciary duties of loyalty and care to the Company; (iii) enjoin the Boston Defendants from committing any further purported fiduciary duty breaches; (iv) enjoin the effectuation of the Company’s Rights Agreement, forcing the Board to redeem or invalidate the Rights Agreement; (v) enjoin the Boston Defendants from entering into any agreement on behalf of the Company to acquire another company or material assets; (vi) award Boston costs, expenses and disbursements of the Boston litigation, including attorneys’ and experts’ fees and, if applicable, pre-judgment and post-judgment interest; and (v) award Boston and the purported class such other relief as the court deems just, equitable, and proper.
On March 4, 2014, Boston filed a motion for leave to file a second amended complaint that purports to raise direct claims against the Boston Defendants (the “Amended Boston Complaint”). In addition to the allegations described above, the Amended Boston Complaint, among other things, alleges that the Boston Defendants breached their fiduciary duties by moving forward with the Everest Transactions while failing to give good-faith consideration of a revised offer from Java to acquire all outstanding Shares at a price of $63.50 per share. In addition to the requests mentioned above, the Amended Boston Complaint asks the court to (i) determine that the action is a proper derivative action and to excuse demand, and (ii) enjoin the Company from consummating the Everest Transactions. On March 11, 2014, the Company, Men's Wearhouse and Java entered into the Merger Agreement and the Company terminated the Everest Purchase Agreement. The Company believes the claims are without merit and intends to defend against them vigorously.
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

	High	Low
1st Quarter fiscal 2014 (through March 26, 2014)	$64.63	$51.97

	Fiscal Year 2012		Fiscal Year 2013
	High	Low	High	Low
1st Quarter	$55.00	$46.45	44.53	38.36
2nd Quarter	49.51	39.54	48.62	38.70
3rd Quarter	50.75	39.91	50.61	39.40
4th Quarter	49.03	37.31	57.61	46.60
On March 26, 2014, the closing sale price of the Common Stock was $64.27.
Holders of Record of Common Stock
As of March 26, 2014, there were 54 holders of record of our Common Stock.
Dividend Policy
We intend to retain our earnings to finance the development and expansion of our business and other strategic opportunities and for working capital purposes, and therefore do not anticipate paying any cash dividends in the foreseeable future. On June 17, 2010, our Board of Directors declared a stock split in the form of a 50% stock dividend which was distributed on August 18, 2010 to stockholders of record as of July 30, 2010. All share and per share amounts of common shares included in this Annual Report on Form 10-K have been adjusted to reflect this stock dividend. We did not declare or pay any cash dividends in fiscal year 2013. The Merger Agreement prohibits us from paying a dividend without consent by Men's Wearhouse.

Performance Graph
The graph below compares changes in the cumulative total stockholder return (change in stock price plus reinvested dividends) for the period from January 30, 2009 through January 31, 2014 of an initial investment of $100 invested in (a) Jos. A. Bank's Common Stock, (b) the Total Return Index for the NASDAQ U.S. Benchmark Trade Index and (c) the Total Return Index for NASDAQ U.S. Benchmark Retail Trade Index. The measurement date for each point on the graph is the last trading day of the fiscal year noted on the horizontal axis. Total Return Index values are provided by NASDAQ. Prior to fiscal year 2013 these index values were prepared for NASDAQ by the Center for Research in Security Prices at the University of Chicago ("University of Chicago") and were called the "Total Return Index NASDAQ Stock Market (US)" and the "Total Return Index NASDAQ Retail Trade Stocks." Beginning in fiscal year 2013, NASDAQ starting preparing these index values internally. As a result, the Company has included the performance of the indexes both as measured by NASDAQ (which it will use going forward) and by the University of Chicago. However, NASDAQ stopped getting index value data from the University of Chicago as of December 31, 2013 and therefore the performance as measured by the University of Chicago is only through that date. The stock price performance is not included to forecast or indicate future price performance.

	Jos. A. Bank Clothiers, Inc.	NASDAQ US Benchmark Trade Index	NASDAQ US Benchmark Retail Trade Index	Total Return Index NASDAQ Stock Market (U.S.)	Total Return Index NASDAQ Retail Trade Stocks
January 30, 2009	100.00	100.00	100.00	100.00	100.00
January 29, 2010	152.62	135.83	138.69	145.97	148.40
January 28, 2011	229.15	167.44	165.72	185.01	185.01
January 27, 2012	262.53	174.49	185.66	198.46	224.10
February 1, 2013	223.58	205.47	230.36	228.72	265.10
December 31, 2013	299.18	257.44	297.68	302.78	324.92
January 31, 2014	307.10	249.27	279.06
This information shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C other than as provided by Item 201 of Regulation S-K, or to the liabilities of section 18 of the Exchange Act, except to the extent that the Company specifically requests that this information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act. This information will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

Item 6.	SELECTED FINANCIAL DATA.
The following selected consolidated financial data as of February 1, 2014 and February 2, 2013 and for the three fiscal years ended February 1, 2014 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial data at January 28, 2012, January 29, 2011 and January 30, 2010 and for the fiscal years ended January 29, 2011 and January 30, 2010 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. All fiscal years, included and not included in these financial statements, end on the Saturday closest to January 31 of the respective year. Fiscal years 2009, 2010, 2011, and 2013 consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks. The information should be read in conjunction with the Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2009	2010	2011	2012	2013
	(In thousands, except per share information and stores)
Consolidated Statements of Income Information:
Net sales	$770,316	$858,128	$979,852	$1,049,313	1,032,166
Cost of goods sold	298,193	320,585	371,577	437,551	435,578
Gross profit	472,123	537,543	608,275	611,762	596,588
Operating expenses:
Sales and marketing	293,663	326,464	372,268	409,150	416,469
General and administrative (c)	61,057	69,472	76,600	74,172	78,093
Total operating expenses	354,720	395,936	448,868	483,322	494,562
Operating income	117,403	141,607	159,407	128,440	102,026
Total other income (expense)	(20)	453	35	403	349
Income before provision for income taxes	117,383	142,060	159,442	128,843	102,375
Provision for income taxes	46,228	56,261	61,951	49,147	39,049
Net income	$71,155	$85,799	$97,491	$79,696	$63,326
Per share information—diluted (a):
Net income per share	$2.56	$3.08	$3.49	$2.84	$2.26
Diluted weighted average number of shares outstanding (a)	27,785	27,851	27,961	28,013	28,053
Consolidated Balance Sheet Information (as of end of fiscal year):
Cash and cash equivalents	$21,853	$80,979	$87,230	$71,288	$305,531
Short-term investments	169,736	189,789	240,252	305,833	139,969
Total Cash and Short-term investments	191,589	270,768	327,482	377,121	445,500
Working capital	323,260	408,151	500,849	571,840	636,686
Total assets	556,364	662,037	813,612	894,847	935,738
Revolving and term debt	—	—	—	—	—
Total noncurrent liabilities (including debt)	54,509	54,415	60,598	56,935	53,866
Stockholders’ equity	393,310	482,676	584,934	667,563	732,084
Capital expenditures	16,333	29,352	37,531	35,643	29,285
Other Data (as of end of fiscal year):
Number of stores (b)	473	506	556	602	628
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
(c) Includes $4.4 million related to strategic activity in fiscal year 2013.

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
Overview
Net income in fiscal year 2013 decreased 20.5% to approximately $63.3 million, as compared with approximately $79.7 million in fiscal year 2012. We earned $2.26 per diluted share in fiscal year 2013 as compared with $2.84 per diluted share in fiscal year 2012. During fiscal year 2013, the Company incurred approximately $4.4 million for legal and other professional services related to the Company's strategic activity, including activity relating to Men’s Wearhouse and Eddie Bauer ("Strategic Activity") and recorded approximately $1.0 million for non-cash asset impairment charges resulting in an aggregate cost of $5.4 million. During fiscal year 2012, the Company recorded approximately $0.8 million for non-cash asset impairment charges and positively benefited from the impact of an additional week by approximately $2.3 million resulting in a net income benefit of $1.5 million. Had this activity not occurred, net income and diluted earnings per share would have been higher for fiscal year 2013 and would have been lower for fiscal year 2012. The results of fiscal year 2013, as compared to fiscal year 2012, were primarily driven by:

•	1.6% decrease in net sales, driven by a 4.0% decrease in the Stores segment sales, which includes the impact of new stores opened, and a 10.5% increase in the Direct Marketing segment sales;

•	5.8% decrease in comparable store sales and a 3.7% decrease in combined comparable store and Internet sales (determined on a 52 to 52 week basis);

•
50 basis point decrease in gross profit margin (gross profit as a percent of net sales) primarily due to lower net average selling prices and higher product sourcing costs primarily in the first quarter of 2013;

•
130 basis point increase in sales and marketing costs as a percentage of net sales driven primarily by higher occupancy, selling payroll and other variable selling costs, partially offset by lower advertising and marketing costs as a percentage of net sales; and

•
50 basis point increase in general and administrative costs as a percentage of sales driven primarily by higher professional services (which includes approximately $4.4 million of costs related to our Strategic Activity) and higher distribution center costs, partially offset by lower corporate compensation costs (which includes benefit costs and total company performance based incentive compensation other than commissions) and lower other corporate overhead costs as a percentage of net sales.

We had 628 stores as of the end of fiscal year 2013, consisting of 571 Company-owned Full-line Stores, 42 Company-owned Factory stores and 15 stores owned and operated by franchisees. In the past five years, we have opened 179 stores. Specifically, there were 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010, 53 stores opened in fiscal year 2011, 46 stores in fiscal year 2012, and 30 new stores opened in fiscal year 2013. The lower number of store openings in fiscal year 2009 compared to the other years was due primarily to the impact of the national economic crisis that occurred during late 2008 and into 2009, which included, but was not limited to, slowed development of malls and retail centers which restricted our ability to find suitable locations for new stores.
We expect to open approximately 30 to 37 stores in fiscal year 2014, including approximately 10 to12 new Factory stores. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States.
Capital expenditures are expected to be approximately $33 million to $42 million in fiscal year 2014, depending upon the number of stores opened, renovated and relocated, and the implementation of several systems initiatives. The capital expenditures will be made primarily to fund the anticipated opening of approximately 30 to 37 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects (including a new POS system) and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2013 primarily related to stores opened in fiscal year 2013 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2014 which are not expected to be paid until fiscal year 2015. The capital expenditures include the cost of the construction of leasehold improvements for new stores and the renovation or relocation of several stores, of which approximately $4 million to $5 million is expected to be reimbursed through landlord contributions.

From the end of fiscal year 2012 to the end of fiscal year 2013, inventory decreased $26.2 million or 7.9% primarily as a result of lower finished goods inventory levels which reflects a reduction in our purchases based on the weak sell-through we had in certain seasonal categories in fiscal year 2012 and in early fiscal year 2013, as well as lower unit costs in certain categories, partially offset by additional inventory related to new store openings. In addition, the decline was related to lower raw materials inventory levels. For fiscal year 2014, we estimate that by the end of the year, inventory will increase at a growth rate in the high single digits, depending on sales and other factors in fiscal year 2014.
We ended fiscal year 2013 with $445.5 million in cash and cash equivalents and short-term investments and have had no debt outstanding since the end of fiscal year 2007. We generated $98.2 million of cash from operating activities in fiscal year 2013, which was primarily driven by $63.3 million of net income and $29.6 million of depreciation and amortization and a $26.2 million decrease in inventory levels, partially offset by a $20.8 million decrease in accounts payable. This cash from operating activities funded, among other things, $29.3 million of capital expenditures.
Recent Developments
Java Corp., a Delaware corporation (“Java”) and a wholly owned subsidiary of The Men's Wearhouse, Inc. a Texas corporation, (“Men’s Wearhouse”) has commenced a tender offer to acquire all outstanding shares of common stock of the Company, par value $0.01 per share (such securities, together with the associated preferred share purchase rights, the “Shares”), at a price of $65.00 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”) as more fully disclosed in a Tender Offer Statement on Schedule TO, dated March 20, 2014, (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”). The tender offer and related purchase are upon the terms and subject to the conditions set forth in the Second Amended and Restated Offer to Purchase, dated March 20, 2014, (as amended or supplemented from time to time, the “Offer to Purchase”) and in the related Letter of Transmittal (as amended or supplemented from time to time, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Second Amended Offer”) filed by Java and Men’s Wearhouse with the SEC on March 20, 2014.
The Second Amended Offer is being made pursuant to the Agreement and Plan of Merger, dated as of March 11, 2014, by and among the Company, Men’s Wearhouse and Java (together with any amendments or supplements thereto, the “Merger Agreement”). The Second Amended Offer, if consummated, will be followed by a merger (the “Merger”) of Java with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Men’s Wearhouse, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. In the Merger, any Shares not tendered into the Second Amended Offer, other than Shares held by the Company, Men’s Wearhouse, Java or stockholders who have validly exercised and perfected (and not lost or withdrawn) their appraisal rights under the DGCL, will be cancelled and automatically converted into the right to receive the same per share consideration paid to stockholders in the Second Amended Offer. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (other than (i) Shares held by the Company as treasury stock or owned by Men’s Wearhouse or Java, which will be cancelled and will cease to exist, and (ii) Shares owned by Company’s stockholders who perfect their appraisal rights under the DGCL) will be converted into cash equal in form and amount to the Offer Price paid in the Second Amended Offer. The transactions contemplated under the Merger Agreement and the Second Amended Offer are herein referred as the “Merger Transactions”.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business and operations in the ordinary course and consistent with past practices until the Effective Time. Subject to certain limited exceptions in the Merger Agreement, the Company has agreed not to solicit, initiate or participate in discussions with third parties regarding other proposals to acquire the Company and has agreed to certain restrictions on its ability to respond to such proposals, subject to the exercise of the fiduciary duties of the board of directors of the Company (the “Board”). The Merger Agreement also contains certain termination provisions for the Company and Men’s Wearhouse. If we terminate the Merger Agreement in connection with a superior proposal under certain specified circumstances, we may be required to pay Men’s Wearhouse a termination fee of $60 million. Alternatively, Men’s Wearhouse may be required to pay the Company a termination fee of $75 million if the Merger Agreement is terminated under any of the following conditions: (i) applicable law or a temporary restraining order, preliminary or permanent injunction or other judgment, order or decree, in each case, with respect to Section 7 of the Clayton Antitrust Act of 1914 or any other applicable antitrust law, is entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction in the United States or any material foreign jurisdiction and remains in effect which has the effect of prohibiting the consummation of the Merger Transactions; (ii) if the Second Amended Offer is not consummated by September 30, 2014, and as of such date any waiting period (and any extension thereof) under the HSR Act applicable to the Second Amended Offer shall not have expired or been terminated; or (iii) subject, in certain cases, to a notice and cure period, there shall have been a material breach by Men’s Wearhouse or Java of the covenant relating to obtaining antitrust and any other regulatory approvals that resulted or would reaso nably be expected to result in the failure of Men’s Wearhouse or Java to consummate the closing of the Second Amended Offer or the Merger in accordance with the terms of the Merger Agreement.

At a meeting held on March 11, 2014, the Board unanimously (i) determined that the Merger Agreement, the Second Amended Offer, the Merger and the other transactions contemplated thereby are advisable, fair to and in the best interests of the Company and its stockholders, (ii) adopted and approved the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend that the stockholders of the Company accept the Second Amended Offer and tender their Shares to Java pursuant to the Second Amended Offer.

Prior to entering into the Merger Agreement, the Company had entered into a Membership Interest Purchase Agreement (the “Everest Purchase Agreement”) pursuant to which the Company agreed to purchase from Everest Topco LLC (“Everest Topco”) all of the outstanding limited liability company interests of Everest Holdings LLC, a Delaware limited liability company (“Everest Holdings”). Everest Holdings is a holding company for the Eddie Bauer brand and its related businesses and operations. The transactions which were to be consummated under the Everest Purchase Agreement are herein referred to as the “Everest Transactions.” On March 11, 2014, prior to the execution and delivery of the Merger Agreement, the Company terminated the Everest Purchase Agreement as a result of the Board’s determination that the Second Amended Offer constituted a “Superior Proposal,” as defined in the Everest Purchase Agreement. The Company paid to Everest Topco a termination fee of $48 million and reimbursed Everest Topco $.5 million for certain expenses pursuant to the Everest Purchase Agreement.

On March 20, 2014, Men’s Wearhouse and Java amended the Schedule TO to reflect the terms of the Second Amended Offer, including the extension of the expiration date to 5:00 p.m., New York City time on April 9, 2014.

A copy of the Merger Agreement is filed as Exhibit 2.1 hereto and is incorporated herein by reference. The foregoing descriptions of the Merger Agreement and the Second Amended Offer are qualified in their entirety by reference to the Merger Agreement, the Offer to Purchase and the Letter of Transmittal. A copy of the Everest Purchase Agreement is filed as Exhibit 2.2 hereto and is incorporated herein by reference. The foregoing description of the Everest Purchase Agreement is qualified in its entirety by reference to the Everest Purchase Agreement.

Related to the agreements discussed above, the Company expects to incur transaction-related costs of approximately $100 million to $110 million in fiscal year 2014 and the amount may vary significantly depending on the timing of the transaction. This range includes the $48.5 million paid to Everest Topco and includes approximately $30 million of costs that are contingent upon the Merger Transactions closing.

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
Management’s sales assumptions regarding sales below cost are based on our experience that most of our inventory is sold through our primary sales channels, with virtually no inventory being liquidated through bulk sales to third parties. Our LCM estimates for inventory that have been made in the past have been very reliable as a significant portion of our sales (approximately two-thirds in fiscal year 2013) are of classic, traditional products that are part of on-going programs and that bear low risk of write-down below cost. These products include items such as navy and gray suits, navy blazers, white and blue dress shirts, etc. To limit the need to sell significant amounts of product below cost, all product categories are closely monitored in an attempt to identify and correct situations in which aging goals have not been, or are reasonably likely to not be, achieved. In addition, our strong gross profit margins enable us to sell substantially all of our products above cost.
To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units. Each quarter we perform an analytical evaluation of aged inventory. Semi-annually, we compare the on-hand units, and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Factory stores, through the Internet websites and catalog or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled approximately $1.6 million, $1.7 million, and $2.4 million in fiscal years 2011, 2012 and 2013, respectively.

We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.
Asset Valuation — Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends that we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. During fiscal years 2011, 2012 and 2013, we recognized impairment charges of $0.3 million, $0.8 million and $1.0 million, respectively, relating to several stores within our Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property plant and equipment recorded for the stores impaired in fiscal years 2011, 2012 and 2013 were estimated to be $0.3 million, $0.2 million and $0.2 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of our best estimates and the discount rates which we believe are representative of arms-length third-party required rates of return.
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
Recently Proposed Amendments to Accounting Standards — In May 2013, the FASB issued an updated exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. A final standard is expected to be issued in 2014 and is expected to be effective no earlier that our fiscal year 2017 annual reporting period. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

Results of Operations
The following table is derived from our Condensed Consolidated Statements of Income and sets forth, for the periods indicated, the items included in the Condensed Consolidated Statements of Income expressed as a percentage of net sales.

	Percentage of Net Sales
	Fiscal Year
	2011	2012	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	37.9	41.7	42.2
Gross profit	62.1	58.3	57.8
Sales and marketing expenses	38.0	39.0	40.3
General and administrative expenses	7.8	7.1	7.6
Total operating expenses	45.8	46.1	47.9
Operating income	16.3	12.2	9.9
Total other income (expense)	—	—	—
Income before provision for income taxes	16.3	12.3	9.9
Provision for income taxes	6.3	4.7	3.8
Net income	9.9%	7.6%	6.1%
Fiscal Year 2013 Compared to Fiscal Year 2012
Net Sales — Fiscal year 2013 consisted of 52 weeks and fiscal year 2012 consisted of 53 weeks. As a result, the sales for the two periods are not fully comparable except for comparable store sales and combined comparable store and Internet sales which were determined on a 52 to 52 week basis.
Net sales decreased 1.6% to $1,032.2 million in fiscal year 2013, as compared with $1,049.3 million in fiscal year 2012. The Stores segment sales decreased 4.0% in fiscal year 2013 due primarily to decreases in comparable store sales, partially offset by the opening of 30 new stores as shown below. Comparable store sales decreased by 5.8% in fiscal year 2013 due primarily to decreased traffic (as measured by number of transactions), partially offset by higher dollars per transaction. Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least thirteen full months.
Comparing fiscal year 2013 to fiscal year 2012, Direct Marketing sales increased 10.5%, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increase in sales in the Internet channel was primarily the result of a higher conversion rate and higher website traffic, partially offset by a lower average order value.
Combined comparable store and Internet sales in fiscal year 2013 decreased 3.7% when compared to fiscal year 2012.
With respect to the major product categories, suits generated moderate unit sales increases, while unit sales for the other clothing, dress shirts and sportswear categories declined in fiscal year 2013. Sales of the more luxurious Signature and Signature Gold products together represented approximately 30% of total merchandise sales in fiscal year 2013. For fiscal year 2013, suits represented over 35% of total merchandise sales. Merchandise sales exclude tailoring, tuxedo rental, franchise fee and other revenue.

The following table provides information regarding the number of stores opened and closed during fiscal years 2012 and 2013:

	Fiscal Year 2012		Fiscal Year 2013
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the year	556	2,474	602	2,699
Stores opened	46	225	30	125
Stores closed	—	—	(4)	(16)
Stores open at the end of the year	602	2,699	628	2,808

*
Square feet are presented in thousands and exclude the square footage of our Franchise stores. The square footage of the stores opened include a net increase of 22 square foot in fiscal year 2012 and a net decrease of 2 square feet in fiscal year 2013 due to store closings, relocations or renovations in several stores.

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
Gross profit totaled $596.6 million or 57.8% of net sales in fiscal year 2013, as compared with $611.8 million or 58.3% of net sales in fiscal year 2012, an decrease in gross profit dollars of $15.2 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 50 basis points. The gross profit margin decrease for fiscal year 2013 was due primarily to lower average selling prices and higher sourcing costs. The Company realized lower net average selling prices which was driven by an increased volume of clearance products and increased promotional activity for certain product categories, partially offset by changes in the mix of products sold and higher alteration revenue and the leveraging of tailoring costs. We estimate that approximately three quarters of the decline in gross profit margin in fiscal year 2013 was due to these lower net selling prices. The remainder of the decrease in gross profit margin for fiscal year 2013 was due to higher sourcing costs, primarily in the first quarter, as a result of increased raw material costs for wool and cotton and, to a lesser extent, higher vendor labor costs.
As stated in this Annual Report on Form 10-K, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs) and risks associated with domestic and international economic activity and inflation. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. Although prices on wool and cotton have stabilized in 2014, the prices on other commodities such as leather, silk and cashmere, as well as other costs in the supply chain, continue to fluctuate and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2014. Our gross profit could also be adversely impacted by changes in our mix of products sold. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of a) Full-line Store, Factory store and Direct Marketing occupancy, payroll, selling and other variable costs (which include such costs as shipping costs to customers and credit card processing fees) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $416.5 million in fiscal year 2013 from $409.2 million in fiscal year 2012. As a percentage of net sales, sales and marketing expenses was 40.3% for fiscal year 2013 and 39.0% for fiscal year 2012. The increase as a percentage of net sales was driven by higher occupancy and Store and Direct Marketing payroll costs as a percentage of sales due primarily to additional expenses related to new stores opened in fiscal years 2013 and 2012 and the weaker sales during the first half of fiscal year 2013. In addition, other variable selling costs increased as a percentage of sales due primarily to higher shipping costs to customers driven largely by the growth in the Direct Marketing business. The unfavorable impact of these costs was partially offset by lower advertising and marketing as a percentage of sales.
The $7.3 million increase in sales and marketing expenses relates primarily to expenses supporting the opening of the 30 new stores in fiscal year 2013 and a full year of costs from the 46 new stores opened in fiscal year 2012. We expect sales and marketing expenses to increase in fiscal year 2014 primarily as a result of our anticipated opening of 30 to 37 new stores in fiscal year 2014, the full year operation of stores that were opened during fiscal year 2013 and costs related to new business initiatives.

The components of the sales and marketing expense increase of $7.3 million for fiscal year 2013 are as follows.

Fiscal Year 2013 Compared to Fiscal Year 2012
(In millions)
Occupancy Costs	$10.5
Advertising & Marketing Costs	(10.9)
Selling Payroll Costs, Including Benefits	5.2
Other Variable Selling Costs	2.5
Total	$7.3
General and Administrative Expenses — General and administrative expenses (“G&A”), which consist primarily of corporate and distribution center costs, increased $3.9 million in fiscal year 2013 to $78.1 million from $74.2 million in fiscal year 2012. As a percentage of net sales, G&A expenses increased to 7.6% in fiscal year 2013, as compared with 7.1% in fiscal year 2012. The increase as a percentage of net sales was driven primarily by higher professional fees and outsourced services and higher distribution center costs, partially offset by lower corporate compensation (which includes total company performance-based incentive compensation other than commissions).
The components of the G&A expense increase of $3.9 million for fiscal year 2013 are as follows.

Fiscal Year 2013 Compared to Fiscal Year 2012
(In millions)
Corporate Compensation	$(0.9)
Distribution Center Costs	0.7
Professional Fees & Outsourced Services	4.4
Other Corporate Overhead Costs	(0.3)
Total	$$3.9
The higher professional fees and outsourced service costs for fiscal year 2013 compared to fiscal year 2012 were primarily due to $4.4 million of expenses for legal and other professional services related to our Strategic Activity during fiscal year 2013. G&A expenses will increase for fiscal year 2014 as compared to fiscal year 2013 primarily due to additional transaction-related costs related to the agreements with Men's Wearhouse and Everest Topco. In addition G & A expenses may increase as a result of growth in the business.
Other Income (Expense) — Other income (expense) consists solely of net interest income (expense). Net other income (expense) for fiscal year 2013 was $0.3 million of net interest income as compared with $0.4 million of net interest income for fiscal year 2012. The slightly lower level of net interest income in fiscal year 2013 compared to fiscal year 2012 was primarily due to lower interest rates, partially offset by higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.
Income Taxes — The effective tax rate for both fiscal years 2012 and 2013 was 38.1%. While state income taxes were higher in fiscal year 2013, changes in unrecognized tax benefits offset the increases and resulted in an unchanged effective income tax rate as compared to fiscal year 2012.
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

Fiscal Year 2012 Compared to Fiscal Year 2011
Net Sales — Net sales increased 7.1% to $1,049.3 million in fiscal year 2012, as compared with $979.9 million in fiscal year 2011. The Stores segment sales increased 4.3% in fiscal year 2012 due primarily to the opening of 46 new stores as shown below. Comparable store sales decreased by 0.5% in fiscal year 2012 due primarily to decreased traffic, partially offset by higher dollars per transaction.
Comparing fiscal year 2012 to fiscal year 2011, Direct Marketing sales increased 22.7%, driven primarily by increases in sales in the Internet channel, which represents the major portion of this reportable segment. The increases in sales in the Internet channel were primarily the result of higher website traffic and a higher conversion rate, partially offset by a lower average order value. The segment's sales for fiscal year 2012 were negatively impacted by a decrease in call center sales.
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

Gross profit — Gross profit totaled $611.8 million or 58.3% of net sales in fiscal year 2012, as compared with $608.3 million or 62.1% of net sales in fiscal year 2011, an increase in gross profit dollars of $3.5 million and a decrease in the gross profit margin of 380 basis points. The gross profit margin decrease for fiscal year 2012 was due primarily to higher product sourcing costs and lower retail prices. The Company incurred higher sourcing costs across all major product categories as a result of increased raw material costs for wool and cotton and, to a lesser extent, higher vendor labor costs. We estimate that approximately three quarters of the decline was due to these higher sourcing costs. The remainder of the decrease in gross profit margin was due to lower retail prices resulting from, among other factors, changes in the mix of products sold and higher mark-downs across all major product categories as a result of additional promotional events and higher discounts offered to drive customer demand.
Sales and Marketing Expenses — Sales and marketing expenses increased to $409.2 million in fiscal year 2012 from $372.3 million in fiscal year 2011. As a percentage of net sales, sales and marketing expenses was 39.0% for fiscal year 2012 and 38.0% for fiscal year 2011. The increase as a percentage of net sales was driven primarily by advertising and marketing costs increasing at a higher growth rate than sales due primarily to increased promotional activity and online advertising as compared to last year. In addition, occupancy costs increased at a higher rate than sales due primarily to the impact of the new stores opened in fiscal years 2011 and 2012.
The $36.9 million increase in sales and marketing expenses relates primarily to expanded advertising programs (including increased media advertising and online advertising), expenses supporting the opening of the 46 new stores in fiscal year 2012, a full year of costs from the 53 new stores opened in fiscal year 2011 and higher sales.

The components of the sales and marketing expense increase of $36.9 million for fiscal year 2012 are as follows.

Fiscal Year 2012 Compared to Fiscal Year 2011
(In millions)
Occupancy Costs	$11.3
Advertising & Marketing Costs	13.6
Selling Payroll Costs, Including Benefits	9.0
Other Variable Selling Costs	3.0
Total	$36.9
General and Administrative Expenses — G&A expenses decreased $2.4 million in fiscal year 2012 to $74.2 million from $76.6 million in fiscal year 2011. As a percentage of net sales, G&A expenses decreased to 7.1% in fiscal year 2012, as compared with 7.8% in fiscal year 2011. The decrease as a percentage of net sales was driven primarily by lower corporate compensation, distribution center costs and other corporate overhead.
The components of the G&A expense decrease of $2.4 million for fiscal year 2012 are as follows.

Fiscal Year 2012 Compared to Fiscal Year 2011
(In millions)
Corporate Compensation	$(2.9)
Distribution Center Costs	(0.2)
Professional Fees & Outsourced Services	0.2
Other Corporate Overhead Costs	0.5
Total	$(2.4)
Other Income (Expense) — Net other income (expense) for fiscal year 2012 was $0.4 million of net interest income as compared with less than $0.1 million of net interest income for fiscal year 2011. The improvement over fiscal year 2011 was primarily due to lower interest expense and higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes.
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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Fiscal Year
	2011	2012	2013
	(In Thousands)
Cash provided by (used in):
Operating activities	$91,816	$84,525	$98,195
Investing activities (including $50,463 and $65,581 of net purchases of short-term investments in fiscal years 2011 and 2012, respectively, and $165,864 of net maturities in fiscal year 2013)	(87,994)	(101,224)	136,579
Financing activities	2,429	757	(531)
Net increase (decrease) in cash and cash equivalents	$6,251	$(15,942)	$234,243
Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less. In addition, our cash and cash equivalents includes overnight federally-sponsored agency notes (such as notes issued by the Federal Home Loan Banks) for amounts that are expected to be used for more immediate cash needs. Our short-term investments consist solely of U.S.

Treasury maturities of less than one year, excluding investments with original maturities of 90 days or less. The following table summarizes our cash and cash equivalents and short-term investments and debt balances as of the respective period ends:

	Fiscal Year
	2011	2012	2013

Cash and cash equivalents	$87,230	$71,288	$305,531
Short-term investments	240,252	305,833	139,969
Total	$327,482	$377,121	$445,500

Long-term debt	$—	$—	$—
The significant changes in sources and uses of funds in fiscal year 2013 are discussed below.
Cash provided by our operating activities of $98.2 million in fiscal year 2013 was primarily the result of net income of $63.3 million and depreciation and amortization and other non-cash items of $23.9 million, partially offset by an decrease in net operating working capital and other operating items of $11.0 million. The decrease in net operating working capital and other operating items included the following:

•
a decrease in inventory of $26.2 million primarily as a result of lower finished goods inventory levels which reflects a reduction in our purchases based on the weak sell-through we had in certain seasonal categories in fiscal year 2012 and in early fiscal year 2013, as well as lower unit costs in certain categories, partially offset by additional inventory related to new stores opened. In addition, the decline was related to lower raw materials inventory levels;

•
an increase in accrued expenses of $12.1 million due primarily to higher accrued income taxes and higher accrued gift certificates, partially offset by lower accrued advertising and compensation costs;

•	a decrease in accounts payable of $20.8 million due primarily to the timing of payments to vendors;

•
a decrease in deferred rent of $4.2 million due primarily to the amortization of landlord contributions, partially offset by additional landlord contributions related to the stores opened in fiscal year 2013;

•
an increase in accounts receivable of $2.9 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the fiscal year 2013 as compared with the end of fiscal year 2012.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
Cash used in investing activities of $136.6 million for fiscal year 2013 relates to $29.3 million of payments for capital expenditures, as described below and $165.9 million of net purchases of short-term investments. The capital expenditures in fiscal year 2013 related to the opening of 30 stores, the renovation and/or relocation of several stores and the implementation of various systems and infrastructure projects. In addition, capital expenditures for fiscal year 2013 included payments for property, plant and equipment additions accrued at the end of fiscal year 2012 but paid for in fiscal year 2013.
Cash used in financing activities for fiscal year 2013 of $0.5 million relates primarily to tax payments associated with equity compensation plans.
Cash provided by our operating activities of $84.5 million in fiscal year 2012 was primarily impacted by net income of $79.7 million and depreciation and amortization and other non-cash items of $33.1 million, partially offset by an increase in net operating working capital and other operating items of $28.3 million. The increase in net operating working capital and other operating items included a) an increase in inventory of $25.8 million primarily as a result of the replenishment of units sold in fiscal year 2011, new store openings, continued sales growth, higher inventory sourcing costs, a larger buildup of core product inventory levels, unsold cold weather inventory, higher piece goods and increased in-transit inventories, b) decrease in accounts payable of $12.9 million due primarily to timing of payments to vendors, and c) an increase in prepaid and other assets of $3.0 million due primarily to an increase in prepaid income tax and prepaid rents and landlord contributions as a result of the new store openings during 2012. Partially offsetting these cash outflows was an increase in accrued expenses of $9.8 million due primarily to higher accrued advertising costs, partially offset by lower accrued compensation costs and a decrease in accounts receivable of $5.3 million due primarily to lower credit card receivables from transactions through American Express, MasterCard and Visa as a result of decreased sales near the end of fiscal year 2012 as compared with the end of fiscal year 2011. Cash used for investing activities during fiscal year 2012 of $101.2 million relates primarily to payments of $35.6 million for capital expenditures and $65.6 million of net purchases of short-term investments. The capital expenditures in fiscal year 2012 related to the opening of 46 stores, the renovation and/or relocation of several stores, the expansion of our distribution space and the implementation of various systems and infrastructure projects. In addition, capital expenditures for fiscal year 2012 included payments of property, plant, and equipment additions accrued at year-end fiscal year 2011, but paid for in fiscal year 2012. Cash provided by financing activities for fiscal year 2012 of $0.8 million relates primarily to net proceeds from the exercise of stock options (including the related tax benefits) and tax payments related to equity compensation plans.
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
For fiscal year 2014, we expect to spend approximately $33 million to $42 million on capital expenditures, depending upon the number of stores opened, renovated and relocated, and the implementation of several systems initiatives. The capital expenditures will be made primarily to fund the anticipated opening of approximately 30 to 37 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2013 primarily related to stores opened in fiscal year 2013 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2014 which are not expected to be paid until fiscal year 2015.
The capital expenditures include the cost of the construction of leasehold improvements for new stores and several stores to be renovated or relocated, of which approximately $4.0 million to $5.0 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors. For the stores opened, renovated and relocated in fiscal year 2013, we negotiated approximately $4.2 million of landlord contributions.

From the end of fiscal year 2012 to the end of fiscal year 2013, inventory decreased $26.2 million or 7.9% primarily as a result of lower finished goods inventory levels which reflects a reduction in our purchases based on the weak sell-through we had in certain seasonal categories in fiscal year 2012 and in early fiscal year 2013, as well as lower unit costs in certain categories, partially offset by additional inventory related to new store openings. In addition, the decline was related to lower raw materials inventory levels. For fiscal year 2014, we expect that by the end of the year inventory will increase at a growth rate in the high single digits, depending on sales and other factors in fiscal year 2014.
As a result of transaction-related costs related to the agreements with Men's Wearhouse and Everest Topco, the Company expects to pay approximately $100 million to $110 million in fiscal year 2014 and the amount may vary significantly depending on the timing of the transaction. Within this range is approximately $30 million which is contingent upon the Merger Transactions closing.

The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2013 and 2012.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2012	Amounts Collected in Fiscal Year 2013	Amounts Outstanding February 1, 2014
	(In Thousands )
Fiscal Year 2012 Store Openings (46 stores), Renovations and Relocations	$6,351	$3,645	$2,706	$—
Fiscal Year 2013 Store Openings (30 stores), Renovations and Relocations	4,204	—	2,378	1,826
	$10,555	$3,645	$5,084	$1,826
The majority of the remaining balance of the landlord contributions to be collected for the stores opened and renovated in fiscal year 2013 is expected to be received by the end of fiscal year 2014.
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
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of February 1, 2014:

Contractual Obligations and Commercial Commitments	Payments Due by Fiscal Year
	2014	2015-2017	2018-2019	Beyond 2019	Total(g)
	(In thousands)
Operating lease obligations (a) (b)	$79,403	$194,519	$85,768	$87,187	$446,877
Inventory purchase commitments (c)	300,410	—	—	—	300,410
Related party agreement (d)	825	825	—	—	1,650
License agreement (e) (f)	165	165	—	—	330
Total	380,803	195,509	85,768	87,187	749,267
___________________________

(a)
Includes various lease agreements signed prior to February 1, 2014 for stores to be opened and equipment placed in service subsequent to February 1, 2014. (See Note 9 to the Consolidated Financial Statements).

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through the end of fiscal year 2014 for which purchase orders have been issued or other commitments have been made to vendors as of February 1, 2014.

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

(g)
Obligations related to unrecognized tax benefits and related penalties and interest of $0.4 million have been excluded from the above table as the amount to be settled in cash and the specific payment dates are not known.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
At fiscal year-end 2013, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed net interest income by approximately $3.7 million in fiscal year 2013.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Refer to pages F-1 to F-23 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 1, 2014, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of February 1, 2014.
Management's Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 1, 2014, of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of February 1, 2014.

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
Attestation Report of the Registered Public Accounting Firm — Our independent registered public accounting firm, Deloitte & Touche, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is located on page F-1.

Item 9B.	OTHER INFORMATION.
2013 Incentive Programs
2013 Cash Incentive Program
At its April 2, 2013 meeting, the Compensation Committee of our Board of Directors (the "Compensation Committee") adopted a program for cash incentives for fiscal year 2013 (the “2013 Cash Incentive Program”) under the Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan (the “Cash Incentive Plan”). The participants in the 2013 Cash Incentive Program were Chief Executive Officer R. Neal Black and Executive Vice Presidents Robert B. Hensley, Gary M. Merry, James W. Thorne and David E. Ullman (collectively, our “Executive Vice Presidents”). Mr. Black and our Executive Vice Presidents are herein referred to collectively as our “Executive Officers”. As the Company's fiscal year 2013 net income was below the lowest level of net income at which any cash incentives were payable under the 2013 Cash Incentive Program, no such incentives were paid to any of our Executive Officers.
2013 Equity Incentive Program
At its April 2, 2013 meeting, the Compensation Committee adopted a program for equity incentives for fiscal year 2013 (the “2013 Equity Incentive Program”) under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) and granted to each of our Executive Officers a number of performance-based restricted stock units (the “Performance RSUs”), subject to achievement of specified performance goals. As the Company's fiscal year 2013 net income was below the lowest level of net income at which any Performance RSUs could be earned under the 2013 Equity Incentive Program, no such Performance RSUs were earned by in any of our Executive Officers.
2014 Incentive Programs
2014 Cash Incentive Program
At its April 2, 2014 meeting, the Compensation Committee adopted a program for cash incentives for fiscal year 2014 (the “2014 Cash Incentive Program”) under the Cash Incentive Plan. The adoption followed an explanation of the treatment of the 2014 Cash Incentive Program under the pending Merger Transactions and the Merger Agreement. Our Executive Officers are the participants in the 2014 Cash Incentive Program, which permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2014 Cash Incentive Program, award payments are expected to be paid in cash.
The key performance goal under the 2014 Cash Incentive Program is the Company earning net income within or above a specified range (the “Eligibility Range”) in fiscal year 2014. If the Company's net income in fiscal year 2014 is below the Eligibility Range, an award payment cannot be authorized under the 2014 Cash Incentive Program. If the Company's net income is within the Eligibility Range, the award target which our Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company's net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target.
The Company earning net income within or above the Eligibility Range is the only performance goal under the 2014 Cash Incentive Program for Mr. Black. With respect to our Executive Vice Presidents, the following “personal” goals may also be considered and utilized by the Compensation Committee in its exercise of negative discretion to reduce the amount of an award that would otherwise have been payable at any particular level of net income achieved by the Company: (a) the participant receiving an overall job performance rating of “Effective” or better (the equivalent of 3 out of 5); (b) the participant complying with the Company's Code of Conduct, Associate Handbook and other rules, regulations and policies and not engaging in any dishonest acts or other acts that are or may be detrimental to customers, fellow associates or the Company; and (c) the participant achieving specific goals for departmental or individual performance. Without regard to the goals which are otherwise applicable to earning an award under the 2014 Cash Incentive Program, upon closing of the Merger Transactions, each Executive Officer who remained employed by the Company through the closing date will earn a prorated portion of his maximum potential cash bonus under the 2014 Cash Incentive Program, based on the number of days from February 2, 2014 (the first day of fiscal year 2014) through the date of closing.
For the 2014 Cash Incentive Program, the Eligibility Range for Mr. Black and for our Executive Vice Presidents is $83.7 million to $89.9 million of net income. If the Company earns net income below the low end of the applicable Eligibility Range, no Executive Officer will receive an award payment under the 2014 Cash Incentive Program. At $83.7 million of net income, Mr. Black will be eligible to receive up to 60% of his base salary and each Executive Vice President will each be eligible to receive up to 10% of his base salary. At or above $89.9 million of net income, Mr. Black will be eligible to receive up to approximately 151.6% of his base salary and each Executive Vice President will be eligible to receive up to 65% of his base salary. Between the low and high ends of the Eligibility Ranges, the percentage of base salary which each participant will be eligible to receive will increase as net income increases.
The 2014 Cash Incentive Program was adopted as an employment compensation, severance or other employee benefit arrangement.
2014 Equity Incentive Program
At its April 2, 2014 meeting, the Compensation Committee adopted a program for equity incentives for fiscal year 2014 (the “2014 Equity Incentive Program”) under the Equity Incentive Plan. The adoption followed an explanation of the treatment of the 2014 Equity Incentive Program under the pending Merger Transactions and the Merger Agreement. Our Executive Officers are the participants in the 2014 Equity Incentive Program, which permits the Company to grant “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company's ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. If payable under the 2014 Equity Incentive Program, award payments are expected to be paid in Performance RSUs.
The performance goals under the 2014 Equity Incentive Program are qualitatively the same as the performance goals under the 2014 Cash Incentive Program, i.e. such goals are based upon the Company earning net income within or above an Eligibility Range for fiscal year 2014 and, with respect to the Executive Vice Presidents, personal goals as set forth above under “2014 Incentive Programs-2014 Cash Incentive Program.” If the Company's net income is below the Eligibility Range for the 2014 Equity Incentive Program, no Performance RSUs can be earned under the 2014 Equity Incentive Program. If the Company's net income is within the Eligibility Range, the number of Performance RSUs which our Executive Officers are eligible to earn increases as net income increases, up to 100% of the award target. If the Company's net income is at or above the highest level of net income within the Eligibility Range, each Executive Officer is eligible to earn his maximum award target. Without regard to the goals which are otherwise applicable to earning Performance RSUs under the 2014 Equity Incentive Program, upon closing of the Merger Transactions, each Executive Officer who remained employed by the Company through the closing date will earn a prorated portion of his maximum potential performance RSU award under the 2014 Equity Incentive Program, based on the number of days from February 2, 2014 (the first day of fiscal year 2014) through the date of closing.
For the 2014 Equity Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $84.3 million to $89.9 million of net income and for our Executive Vice Presidents an Eligibility Range of $88.6 million to $91.1 million of net income. If the Company earns net income below the low end of the Eligibility Range, the applicable participant cannot earn Performance RSUs under the 2014 Equity Incentive Program. At $84.3 million of net income, Mr. Black will be eligible to earn Performance RSUs having a value of up to $178,675; at $88.6 million of net income, each Executive Vice President will be eligible to earn Performance RSUs having a value of up to $50,000. At or above $89.9 million of net income, Mr. Black will be eligible to earn Performance RSUs having a value of up to of $1,965,425; at or above $91.1 million of net income, each Executive Vice President will be eligible to earn Performance RSUs having a value of up to of $150,000. Between the low and high ends of the Eligibility Ranges, the value of Performance RSUs which each participant will be eligible to earn will increase as net income increases. The “value” of the Performance RSUs, and the number of Performance RSUs which will be granted, will be determined by reference to the closing price of the Shares on April 2, 2014.
The 2014 Equity Incentive Program was adopted as an employment compensation, severance or other employee benefit arrangement.
Negative Discretion
For both of the 2014 Incentive Programs (i.e., the 2014 Cash Incentive Program and the 2014 Equity Incentive Program), the Compensation Committee may exercise negative discretion to reduce the amount of a cash award that otherwise would have been payable to, or to reduce the number of Performance RSUs that would otherwise have been earned by, an Executive Officer at any particular level of net income achieved by the Company, even if the Company's net income is within or above the applicable Eligibility Range. In deciding whether, and to what extent, to pay a cash award to, or to certify the earning of Performance RSUs by, an Executive Vice President, an important factor which may be considered by the Compensation Committee in exercising its negative discretion is Mr. Black's evaluation of the individual performance of each Executive Vice President. Generally, Mr. Black makes his recommendation based upon his evaluation of the Executive Vice President's individual contributions to the performance of the Company and such other factors as he may deem relevant. The final determination of the amount of a cash award that will be paid to, or the number of Performance RSUs that will be earned by, each Executive Officer is made by the Compensation Committee, subject to the terms and conditions of the Merger Agreement; however, the Compensation Committee may not increase the cash award payable to, or the number of Performance

RSUs which will be earned by, an Executive Officer above the amount or number that is otherwise applicable at any particular level of net income achieved by the Company.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The disclosure required under Item 10, other than the following information concerning our code of ethics, is omitted in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Proposal One - Election of Directors,” "Information Regarding Our Board of Directors," Consideration of Director Nominees," “ Information Regarding Our Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” if filed by June 2, 2014 (the first business day following 120 days from the close of fiscal year-end 2013) or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2014.
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
The disclosure required under Item 11 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables,” "Non-Employee Director Compensation," and “Compensation Committee Interlocks and Insider Participation” if filed by June 2, 2014 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The disclosure required under Item 12 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” if filed by June 2, 2014 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The disclosure required under Item 13 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the sections entitled “Transactions with Related Persons” and “Information Regarding Our Board of Directors” if filed by June 2, 2014 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2014.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The disclosure required under Item 14 is omitted by us in accordance with General Instruction G to Form 10-K. We will disclose the information required under this item either by (a) incorporating the information by reference from our definitive proxy statement under the section entitled “Proposal Two - Ratification of Registered Public Accounting Firm” if filed by June 2, 2014 or (b) filing an amendment to this Form 10-K which contains the required information by June 2, 2014.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Annual Report pursuant to Item 8:
(a) (2) List of Financial Statement Schedules
All required information is included within the Consolidated Financial Statements and the notes thereto.
(a) (3) List of Exhibits

2.1	—	Agreement and Plan of Merger, dated as of March 11, 2014, by and among The Men's Wearhouse, Java Corp. and Jos. A. Bank Clothiers, Inc..*(32)
2.2	—	Membership Interest Purchase Agreement, dated as of February 13, 2014, by and among Everest Topco, LLC., Everest Holdings LLC. and Jos. A. Bank Clothiers, Inc..*(31)
3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of July 2, 2013.*(28)
3.2(a)	—	Amendment to Amended and Restated By-Laws of the Company as of January 3, 2014.*(30)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.2(a)	—	First Amendment to Rights Agreement, dated as of January 3, 2014.*(30)
4.2(b)	—	Second Amendment to Rights Agreement, dated as of February 14, 2014.*(31)
4.2(c)	—	Third Amendment to Rights Agreement, dated as of March 11, 2014.*(32)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2013 and 2014 Cash and Equity Incentive Programs.*(35)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†

10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.3(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.5(e)	—	Fifth Amendment, dated as of April 2, 2013, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(27)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.6(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.7(d)	—	Second Amendment, dated as of April 2, 2013, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(27)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†

10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.8(i)	—	Fifteenth Amendment, dated as of April 2, 2013, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.9(a)	—	First Amendment, dated as of April 2, 2013 to Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.11(f)	—	Sixth Amendment, dated as of April 2, 2013 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(27)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated May 1, 2012, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(27)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†

10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.15(l)	—	Indemnification Agreement dated December 18, 2013 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(29)†
10.15(m)	—	Indemnification Agreement, dated January 22, 2014, between Jos. A. Bank Clothiers, Inc. and Byron L. Bergren. *(35)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
10.24	—	Standstill and Stockholder Agreement, dated February 13, 2014, by and between Jos. A. Bank Clothiers, Inc. and Everest Topco LLC. *(31)
10.25	—	Jos. A. Bank Clothiers, Inc. Transaction Retention Plan *(35)†
10.26	—	Term Sheet, dated as of March 11, 2014, by and between Robert N. Wildrick, Jos. A. Bank Clothiers, Inc. and The Men's Wearhouse, Inc. *(34)
10.27	—	Collective Bargaining Agreement, dated June 1, 2013, by and between Jos. A. Bank Clothiers, Inc. and Local 340, New York New Jersey Regional Joint Board, Workers United.*(35)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(35)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
101.INS	—	XBRL Instance Document. *(35)
101.SCH	—	XBRL Taxonomy Extension Schema Document. *(35)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. *(35)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. *(35)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. *(35)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. *(35)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998 (SEC File No. 000-23874).
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (SEC File No. 000-23874).
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 (SEC File No. 033-14657).

*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 (SEC File No. 033-14657).
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002 (SEC File No. 033-14657).
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005 (SEC File No. 033-14657).
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 (SEC File No. 033-14657).
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 (SEC File No. 033-14657).
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007 (SEC File No. 033-14657).
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007 (SEC File No. 033-14657).
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (SEC File No. 000-23874).
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (SEC File No. 000-23874).
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008 (SEC File No. 000-23874).
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 (SEC File No. 000-23874).
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009 (SEC File No. 000-23874).
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (SEC File No. 000-23874).
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
*(26)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.
*(27)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
*(28)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 2, 2013.
*(29)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2013.
*(30)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 3, 2014.
*(31)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 14, 2014.
*(32)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 2014.
*(33)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2014.
*(34)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 14, 2014.

*(35)	—	Filed herewith
†	—	Exhibit represents a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jos. A. Bank Clothiers, Inc.
Hampstead, Maryland
We have audited the accompanying consolidated balance sheets of Jos. A. Bank Clothiers, Inc. and subsidiaries (the "Company") as of February 2, 2013 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jos. A. Bank Clothiers, Inc. and subsidiaries as of February 2, 2013 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
DELOITTE & TOUCHE LLP
Baltimore, MD
April 2, 2014

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 2, 2013 AND FEBRUARY 1, 2014

	February 2, 2013	February 1, 2014
	(In thousands, except share information)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,288	$305,531
Short-term investments	305,833	139,969
Accounts receivable, net	10,644	13,592
Inventories	330,502	304,322
Prepaid expenses and other current assets	23,922	23,060
Total current assets	742,189	786,474
NONCURRENT ASSETS:
Property, plant and equipment, net	152,360	148,966
Other noncurrent assets	298	298
Total assets	$894,847	$935,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,782	$32,946
Accrued expenses	104,639	115,023
Deferred tax liability — current	11,928	1,819
Total current liabilities	170,349	149,788
NONCURRENT LIABILITIES:
Deferred rent	45,531	41,296
Deferred tax liability — noncurrent	9,791	11,158
Other noncurrent liabilities	1,613	1,412
Total liabilities	227,284	203,654
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par, 45,000,000 shares authorized, 27,962,249 issued and outstanding at February 2, 2013 and 27,988,392 issued and outstanding at February 1, 2014	279	279
Additional paid-in capital	94,757	95,825
Retained earnings	572,718	636,044
Accumulated other comprehensive income (loss)	(191)	(64)
Total stockholders’ equity	667,563	732,084
Total liabilities and stockholders’ equity	$894,847	$935,738

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JANUARY 28, 2012, FEBRUARY 2, 2013 AND FEBRUARY 1, 2014

	Fiscal Year
	2011	2012	2013
	(In thousands, except per share information)
NET SALES	$979,852	$1,049,313	$1,032,166
Cost of goods sold	371,577	437,551	435,578
GROSS PROFIT	608,275	611,762	596,588
OPERATING EXPENSES:
Sales and marketing, including occupancy costs	372,268	409,150	416,469
General and administrative	76,600	74,172	78,093
Total operating expenses	448,868	483,322	494,562
OPERATING INCOME	159,407	128,440	102,026
OTHER INCOME (EXPENSE):
Interest income	347	429	393
Interest expense	(312)	(26)	(44)
Total other income (expense)	35	403	349
Income before provision for income taxes	159,442	128,843	102,375
Provision for income taxes	61,951	49,147	39,049
NET INCOME	$97,491	$79,696	$63,326
PER SHARE INFORMATION
Earnings per share:
Basic	$3.51	$2.86	$2.26
Diluted	$3.49	$2.84	$2.26
Weighted average shares outstanding:
Basic	27,757	27,901	27,981
Diluted	27,961	28,013	28,053

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JANUARY 28, 2012, FEBRUARY 2, 2013 AND FEBRUARY 1, 2014

	Fiscal Year
	2011	2012	2013
	(In thousands, except per share information)
NET INCOME	$97,491	$79,696	$63,326
Adjustment to minimum pension liability, net of tax benefits of $115 and $32, for fiscal years 2011 and 2012, respectively and net of tax detriment of $70 for fiscal year 2013	(209)	(60)	127
Comprehensive income	97,282	79,636	63,453

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 28, 2012, FEBRUARY 2, 2013 AND FEBRUARY 1, 2014

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands, except share information)
BALANCE, JANUARY 29, 2011	27,622,054	$275	$86,792	$395,531	$78	$482,676
Net income	—	—	—	97,491	—	97,491
Adjustment to minimum pension liability, net of tax benefit of $115	—	—	—	—	(209)	(209)
Comprehensive income						97,282
Stock dividend transfer of par value	—	—	—	—	—	—
Fractional share payments	—	—	—	—	—	—
Equity compensation	—	—	2,547	—	—	2,547
Issuance of common stock pursuant to equity compensation plans	205,783	2	544	—	—	546
Income tax benefit from stock compensation plans	—	—	1,883	—	—	1,883
BALANCE, JANUARY 28, 2012	27,827,837	277	91,766	493,022	(131)	584,934
Net income	—	—	—	79,696	—	79,696
Adjustment to minimum pension liability, net of tax benefit of $32	—	—	—	—	(60)	(60)
Comprehensive income						79,636
Stock dividend transfer of par value	—	—	—	—	—	—
Fractional share payments	—	—	—	—	—	—
Equity compensation	—	—	2,236	—	—	2,236
Issuance of common stock pursuant to equity compensation plans	134,412	2	782	—	—	784
Income tax benefit from stock compensation plans	—	—	607	—	—	607
Tax Payments related to equity compensation plans	—	—	(634)	—	—	(634)
BALANCE, FEBRUARY 2, 2013	27,962,249	279	94,757	572,718	(191)	667,563
Net income	—	—	—	63,326	—	63,326
Adjustment to minimum pension liability, net of tax detriment of $70	—	—	—	—	127	127
Comprehensive income						63,453
Equity compensation	—	—	1,599	—	—	1,599
Issuance of common stock pursuant to equity compensation plans	26,143	—	—	—	—	—
Income tax detriment from stock compensation plans	—	—	(40)	—	—	(40)
Tax Payments related to equity compensation plans	—	—	(491)	—	—	(491)
BALANCE, FEBRUARY 1, 2014	27,988,392	$279	$95,825	$636,044	$(64)	$732,084

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 28, 2012, FEBRUARY 2, 2013 AND FEBRUARY 1, 2014

		Fiscal Year
	2011	2012	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,491	$79,696	$63,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,101	28,521	29,573
Loss on disposals of property, plant and equipment	311	269	396
Asset impairment charges	294	805	1,041
Non-cash equity compensation	2,547	2,236	1,599
Increase (decrease) in deferred taxes	11,029	1,267	(8,742)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,381)	5,262	(2,948)
(Increase) decrease in inventories	(71,345)	(25,847)	26,180
(Increase) decrease in prepaids and other current assets	(1,392)	(3,004)	792
(Increase) decrease in non-current assets	46	(7)	—
Increase (decrease) in accounts payable	35,159	(12,882)	(20,836)
Increase (decrease) in accrued expenses	(77)	9,782	12,053
(Decrease) in deferred rent	(1,679)	(2,069)	(4,235)
Increase (decrease) in other noncurrent liabilities	(288)	496	(4)
Net cash provided by operating activities	91,816	84,525	98,195
CASH FLOWS USED IN INVESTING ACTIVITIES:
Payments for capital expenditures	(37,531)	(35,643)	(29,285)
Proceeds from maturities of short-term investments	393,424	480,089	595,705
Payments to acquire short-term investments	(443,887)	(545,670)	(429,841)
Net cash provided by (used in) investing activities	(87,994)	(101,224)	136,579
CASH FLOWS FROM FINANCING ACTIVITIES:
Income tax benefit (detriment) from stock compensation plans	1,883	607	(40)
Net proceeds from issuance of common stock	546	784	—
Fractional share payments	—	—	—
Tax payments related to equity compensation plans	—	(634)	(491)
Net cash provided by (used in) financing activities	2,429	757	(531)
Net increase (decrease) in cash and cash equivalents	6,251	(15,942)	234,243
CASH AND CASH EQUIVALENTS, beginning of year	80,979	87,230	71,288
CASH AND CASH EQUIVALENTS, end of year	$87,230	$71,288	$305,531

1.	SIGNIFICANT ACCOUNTING POLICIES
Description of Business — Jos. A. Bank Clothiers, Inc. is a nationwide designer, manufacturer, retailer and direct marketer (through stores, call center and Internet) of men's tailored and casual clothing and accessories and is a retailer of tuxedo rental products.
Principles of Consolidation — The consolidated financial statements include the accounts of Jos. A. Bank Clothiers, Inc. and its wholly-owned subsidiaries (collectively referred to as “we”, "us" or "our"). All intercompany balances and transactions have been eliminated in consolidation.
ASC 810 - "Consolidation" (“ASC 810”) provides a framework for determining whether an entity should be considered a variable interest entity (“VIE”), and if so, whether the Company's involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in the entity, it must perform an analysis to determine whether it represents the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities and results of operations and cash flows of the VIE into the consolidated financial statements of the Company.

On January 2, 2014, the Company entered into agreements with the owner of one of our leased distribution center properties, which are further described in Note 9 - Commitments and Contingencies. Based on the terms of the agreements, we consider the lessor to be a VIE and the Company is deemed to have a variable interest in the lessor. However, we have concluded that we are not the primary beneficiary of this VIE based on, among other factors, the following: a) the Company does not have the power to direct the daily operating activities of the VIE, and b) any financial oversight of the lessor’s expenditures is deemed to be a protective right under ASC 810. Management has concluded we are not required to consolidate the assets, liabilities and results of operations and cash flows of this VIE. While we believe our evaluation and conclusions are appropriate, future changes in estimates, assumptions or our relationship with the VIE may affect the determination of primary beneficiary status and result in future consolidation of the VIE’s assets, liabilities and results of operations into our consolidated financial statements.

Fiscal Year — We maintain our accounts on a 52/53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 28, 2012 and February 1, 2014 contained 52 weeks and the fiscal year ended February 2, 2013 contained 53 weeks.
Seasonality — Our net sales, net income and inventory levels fluctuate on a seasonal basis and therefore the results for one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The increased customer traffic during the holiday season and our increased marketing efforts during this peak selling time have resulted in sales and profits generated during the fourth quarter becoming a larger portion of annual sales and profits as compared to the other three quarters. Seasonality is also impacted by growth as more new stores have historically been opened in the second half of the year. During the fourth quarters of fiscal years 2011, 2012 and 2013, we generated approximately 35%, 34% and 35%, respectively, of our annual net sales and approximately 45%, 36% and 43%, respectively, of our annual net income.
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
Cash and Cash Equivalents — Cash and cash equivalents totaled $71.3 million and $305.5 million at fiscal year-end 2012 and fiscal year-end 2013, respectively, and include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At fiscal year-end 2012 and 2013, $33.8 million and $8.0 million, respectively, of the cash and cash equivalents were invested in overnight federally-sponsored agency notes (notes issued by the Federal Home Loan Banks) and the remainder was primarily invested in U.S. Treasury bills with original maturities of 90 days or less.
Short-term Investments — Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At fiscal year-end 2013, short-term investments consisted solely of U.S. Treasury bills with remaining maturities ranging from less than one month to three months. These investments are classified as held-to-maturity and their market values approximate their carrying values.

Supplemental Cash Flow Information — Interest and income taxes paid were as follows:

	Fiscal Year
	2011	2012	2013
	(In thousands)
Interest paid	$312	$26	$19
Income taxes paid	$57,206	$51,275	$33,216
Inventories — We record inventory at the lower of cost or market (“LCM”). Cost is determined using the first-in, first-out method. We capitalize into inventory certain warehousing and freight delivery costs associated with shipping our merchandise to the point of sale. We periodically review quantities of inventories on hand and compare these amounts to the expected sales of each product. We record a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. The inventory valuation reserves at the end of fiscal years 2011, 2012 and 2013 were $2.4 million, $3.2 million, and $4.0 million, respectively.
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
Tuxedo Rental Products — Revenues from tuxedo rental products are recognized on a gross basis upon delivery of rental products to customers. When a customer orders a tuxedo rental from us, an order is placed with a national distributor who delivers the product to our stores, typically within several days of intended use. The national distributor owns the rental product and charges the company a rental cost for each rental and delivery which is recorded as "Cost of goods sold".
Landlord Contributions — We typically receive reimbursement from landlords for a portion of the cost of leasehold improvements for new stores and, occasionally, for renovations and relocations. These landlord contributions are initially accounted for as an increase to deferred rent and as an increase to prepaid expenses and other current assets when the related store is opened. When collected, we record cash and reduce the prepaid expenses and other current assets account. The collection of landlord contributions is presented in the Condensed Consolidated Statements of Cash Flows as an operating activity. The deferred rent is amortized over the lease term in a manner that is consistent with our policy to straight-line rent expense over the term of the lease. The amortization is recorded as a reduction to sales and marketing expense, which is consistent with the classification of lease expense. The amortization of deferred rent recognized in the Consolidated Statements of Income was $8.2 million, $8.5 million and $8.4 million in fiscal years 2011, 2012 and 2013, respectively.
Catalog — Costs related to mail order catalogs, including design, printing and distribution, are included in prepaid expenses and other current assets consistent with FASB ASC 720-35, “Advertising Costs.” These costs are amortized as sales and marketing expense based on actual revenue for the period as compared to aggregate projected revenue over the benefit period in which customers are expected to order, which is typically over a six month period. The benefit period is based on historical ordering patterns. At fiscal year-end 2012 and fiscal year-end 2013, the amounts included in prepaid expenses and other current assets related to catalog costs were $0.9 million and $0.8 million, respectively.
Marketing Expenses — Marketing expenses consist of advertising, display, list rental and Internet advertising costs. Marketing costs are recognized as expenses the first time the marketing takes place. Marketing expense, excluding catalog production costs, was approximately $70.0 million, $84.0 million and $75.6 million in fiscal years 2011, 2012 and 2013, respectively. These amounts exclude catalog production costs of approximately $6.2 million, $5.8 million and $3.2 million for fiscal years 2011, 2012 and 2013, respectively. Marketing and catalog costs are included in “Sales and marketing” in the accompanying Consolidated Statements of Income.

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
We amortize leasehold improvements over the shorter of the lease term or the useful life of the improvements. Depreciation and amortization expense of property, plant, and equipment for fiscal years 2011, 2012 and 2013 was approximately $26.1 million,$28.5 million and $29.6 million, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.
Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal years 2011, 2012 and 2013, we recognized impairment charges of $0.3 million, $0.8 million and $1.0 million, respectively, relating to several stores within our Stores segment. The charges were included in “Sales and marketing” in the Consolidated Statements of Income. The aggregate fair value of the property, plant and equipment recorded for the stores impaired in fiscal years 2011, 2012 and 2013 were estimated to be $0.3 million, $0.2 million and $0.2 million, respectively. The fair value measurements related to these assets are considered to fall under level 3 of the fair value hierarchy of ASC 820, “Fair Value Measurements and Disclosures,” since the valuations are based on significant unobservable inputs. These valuations are based on discounted cash flow analyses with the significant unobservable inputs being the future projected cash flows which are reflective of the Company's best estimates and the discount rates which we believe are representative of arms-length third-party required rates of return.
Fair Value of Financial Instruments — For cash and cash equivalents, accounts receivable and accounts payable, the carrying amounts reflect the market value due to the short-term nature of these accounts. For short-term investments, the carrying amounts reflect the market value due to the short-term maturities of these instruments.
Net Sales — In our Stores segment, net sales are recognized at the point-of-sale. In our Direct Marketing segment, sales are recognized when products are shipped to the customer. We present sales net of sales tax in the accompanying Consolidated Statements of Income. We provide for sales returns based on estimated returns in future periods. The sales return reserves at fiscal years 2011, 2012 and 2013 were $2.6 million, $2.7 million and $2.6 million, respectively, and were included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.
Classification of Expenses — Cost of goods sold primarily includes the cost of merchandise, tailoring and freight from vendors to the distribution center and from the distribution center to the stores. Sales and marketing expenses consist primarily of Full-line store, Factory store and Direct Marketing occupancy, payroll, selling and other variable costs and total Company advertising and marketing expenses. General and administrative expenses consist primarily of corporate and distribution center costs and total company performance based incentive compensation (other than commissions).
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
Earnings Per Share ("EPS") — Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Fiscal Year
	2011	2012	2013
	(In thousands)
Weighted average shares outstanding for basic EPS	27,757	27,901	27,981
Dilutive effect of common stock equivalents	204	112	72
Weighted average shares outstanding for diluted EPS	27,961	28,013	28,053
We use the treasury method for calculating the dilutive effect of common stock equivalents. For fiscal years 2011, 2012 and 2013, there were no anti-dilutive common stock equivalents which were excluded from the calculation of diluted shares.
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
Equity Compensation — We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards (which represents approximately $2.6 million of the aggregate grant date fair value of $3.2 million for fiscal year 2011, none of the aggregate grant date fair value of $0.5 million for fiscal year 2012 and none of the aggregate grant date fair value of $0.6 million for fiscal year 2013), we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. Share-based compensation expense recognized for fiscal years 2011, 2012 and 2013 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was $2.5 million, $2.1 million and $1.6 million, respectively, and the tax benefit recognized related to this compensation was $1.0 million, $0.8 million and $0.6 million, respectively.
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

Recently Proposed Amendments to Accounting Standards - In May 2013, the FASB issued an updated exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC 840, “Leases.” Under the Exposure Draft, a lessee's rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. A final standard is expected to be issued in 2014 and is expected to be effective no earlier that our fiscal year 2017 annual reporting period. If this lease guidance becomes effective on the terms currently proposed by FASB, it will likely have a significant impact on our consolidated financial statements. However, as the standard-setting process is still ongoing, we are unable to determine at this time the impact this proposed change in accounting may have on our consolidated financial statements.

2.	INVENTORIES:
Inventories as of February 2, 2013 and February 1, 2014, consist of the following:

	February 2, 2013	February 1, 2014
	(In thousands)
Finished goods, net	$317,635	$295,889
Raw materials	12,867	8,433
Total inventories, net	$330,502	$304,322

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets as of February 2, 2013 and February 1, 2014, consist of the following:

	February 2, 2013	February 1, 2014
	(In thousands)
Landlord contributions receivable	$2,706	$1,826
Prepaid rents	5,881	6,382
Assets of deferred compensation plan	2,762	2,976
Prepaid expenses and other current assets	12,573	11,876
Total prepaid expenses and other current assets, net	$23,922	$23,060

4.	PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment as of February 2, 2013 and February 1, 2014, consist of the following:

	February 2, 2013	February 1, 2014
	(In thousands)
Land	$1,819	$1,819
Buildings and improvements	17,731	17,745
Leasehold improvements	156,434	166,733
Furniture and fixtures	104,221	108,027
Equipment and other	75,849	84,122
	356,054	378,446
Less: accumulated depreciation and amortization	(203,694)	(229,480)
Property, plant and equipment, net	$152,360	$148,966
As of fiscal year-end 2012 and fiscal year-end 2013, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $8.7 million and $7.0 million, respectively, of accrued property, plant and equipment additions that have been incurred but not completely invoiced by vendors, and therefore, not paid by the respective fiscal year-ends. The net increases in these amounts of $4.9 million and $2.0 million for fiscal years 2011 and 2012 and a net decrease of $1.7 million for fiscal year 2013, respectively, are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows as these changes are non-cash items.

5.	ACCRUED EXPENSES:
Accrued expenses as of February 2, 2013 and February 1, 2014, consist of the following:

	February 2, 2013	February 1, 2014
	(In thousands)
Accrued compensation and benefits	$19,485	$19,961
Gift cards and certificates payable	19,985	22,232
Accrued federal and state income tax	—	13,648
Current portion of deferred rent	10,669	10,044
Accrued advertising expenses	21,749	16,562
Accrued property, plant, and equipment	8,651	6,982
Other accrued expenses	24,100	25,594
Total	$104,639	$115,023
Other accrued expenses consist primarily of liabilities related to: accrued franchise fees, sales return reserves, sales and property taxes and other accrued costs.

6.	LONG-TERM DEBT:
We had no long-term or short-term debt outstanding as of February 2, 2013 or February 1, 2014.

7.	INCOME TAXES
The provision for income taxes consisted of the following:

	Fiscal Year
	2011	2012	2013
	(In thousands)
Federal:
Current	$42,161	$42,532	$40,982
Deferred	10,463	652	(6,944)
State:
Current	8,761	5,348	6,809
Deferred	566	615	(1,798)
Provision for income taxes	$61,951	$49,147	$39,049
Provision for income tax is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for fiscal years 2011, 2012 and 2013 to income before provision for income taxes as follows:

	Fiscal Year
	2011	2012	2013
	(In thousands)
Computed federal tax provision at statutory rates	$55,805	$45,095	$35,831
State income taxes, net of federal income tax effect	6,063	3,876	3,257
Increase (decrease) in tax reserves	74	119	(243)
Other, net	9	57	204
Provision for income taxes	$61,951	$49,147	$39,049

The tax effects of temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities as of February 2, 2013 and February 1, 2014 are as follows:

	February 2, 2013	February 1, 2014
	(In thousands)
Deferred tax assets:
Current accrued liabilities and other	$10,117	$16,511
Noncurrent lease obligations	9,685	6,154
Noncurrent accrued liabilities and other	352	345
	20,154	23,010
Deferred tax liabilities:
Current inventories	(20,278)	(16,616)
Current prepaid expenses and other current assets	(1,767)	(1,714)
Noncurrent property, plant and equipment	(19,828)	(17,657)
	(41,873)	(35,987)
Net deferred tax liability	$(21,719)	$(12,977)
The following table summarizes the activity related to our unrecognized tax benefits and related accrued interest and penalties for fiscal years 2012 and 2013:

	Fiscal Year
	2012	2013
	(In thousands)
Unrecognized tax benefit, beginning of year	$626	$613
Increases related to current year tax positions	293	65
Settlement of tax positions	(132)	—
Expiration of the statue of limitations for the assessment of taxes	(174)	(308)
Unrecognized tax benefit, end of year	$613	$370
In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon existence of taxable income in carryback periods and the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has determined that no valuation allowance was required at February 2, 2013 and February 1, 2014.
The Company has recognized a tax benefit for costs associated with acquisition-related activities in fiscal year 2013. Certain of these costs may be capitalized for tax purposes if an acquisition is completed, resulting in a reversal of tax benefits previously recognized.

The effective tax rate for both fiscal years 2012 and 2013 was 38.1%. While state income tax rates were higher in fiscal year 2013, changes in unrecognized tax benefits offset the increases and resulted in an unchanged effective income tax rate as compared to fiscal year 2012.
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
We account for these plans under FASB ASC 715, “Defined Benefit Plans - Pension,” which requires an employer to recognize the funded status of any defined benefit pension and/or other post-retirement benefit plans, including any unrecognized prior service costs, transition obligations or actuarial gains/losses, as an asset or liability in its balance sheet.
The following table sets forth the plans' benefit obligations, fair value of plan assets, and funded status at February 2, 2013 and February 1, 2014:

	Pension Benefits		Postretirement Benefits

	Fiscal Year		Fiscal Year
	2012	2013	2012	2013
	(In thousands)
Accumulated benefit obligation	$1,978	$2,067	$43	$11
Fair value of plan assets	1,904	1,996	—	—
Funded status	(74)	(71)	(43)	(11)
Accrued benefit cost recognized in the balance sheets	$74	$71	$43	$11

Weighted-average discount rate assumptions used to determine benefit obligations as of January 28, 2012, February 2, 2013 and February 1, 2014 (the dates of the latest actuarial calculations) were 4.75%, 4.25% and 4.25%, respectively. Weighted-average assumptions used to determine net cost included a discount rate of 5.75%, 4.75% and 4.25% for fiscal years 2011, 2012 and 2013, respectively. The return on plan assets assumption was 7.00% for fiscal years 2011, 2012 and 2013.
Plan assets of our pension benefits as of February 2, 2013 and February 1, 2014 consisted primarily of balanced mutual funds and short-term investment funds.
Pension expense recognized in our statements of income was $0.1 million for fiscal years 2011 and 2012, respectively, and was $0.2 million for fiscal year 2013. We made no contribution in fiscal years 2012 and 2013. We do not expect to be required to contribute significant amounts of cash in fiscal year 2014 to the pension plan.
Profit Sharing Plan — We maintain a defined contribution 401(k) profit sharing plan for our employees. All non-union and certain union employees are eligible to participate in the plan on the first day of the month following three months of service. Employee contributions to the plan are limited based on applicable sections of the Internal Revenue Code. Our contribution to the 401(k) plan is discretionary. Amounts expensed related to the plan for matching contributions were approximately $0.9 million, $0.4 million, and $0.4 million for fiscal years 2011, 2012 and 2013, respectively.
Deferred Compensation Plan — We also maintain a non-qualified deferred compensation plan for certain executives. All assets of the plan are fully subject to our creditors. There were no matching contributions in any of fiscal years 2011, 2012 or 2013, although contributions were made by certain executives. Included in the Consolidated Balance Sheets, within “Prepaid expenses and other current assets” and “Accrued Expenses,” are separate amounts of an equal asset and liability of $2.5 million at fiscal year-end 2011, $2.8 million at fiscal year-end 2012 and $3.0 million at fiscal year-end 2013.

9.	COMMITMENTS AND CONTINGENCIES
On March 16, 2012, Neil Holmes, a former employee of the Company, individually and on behalf of all those similarly situated, filed a Complaint (the "Holmes Complaint") against the Company in the Superior Court of California, County of Santa Clara, Case No. 112CV220780, alleging various violations of California wage and labor laws. The Holmes Complaint seeks, among other relief, certification of the case as a class action, injunctive relief, monetary damages, penalties, restitution, other equitable relief, interest, attorney's fees and costs. As described in our prior Quarterly Report on Form 10-Q, the parties entered into a settlement agreement on April 19, 2013. On September 13, 2013, the Court issued an Order and Judgement granting, among other things, final approval of a class action settlement which was paid in 2013. The settlement amount had been previously recorded by the Company.

On August 29, 2012, Patrick Edward Camasta, individually and as the representative of a class of similarly situated persons, filed a putative class action complaint (the “Original Camasta Complaint”) against the Company in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois (Case No. 12CH4405). The Company removed the case to the United States District Court for the Northern District of Illinois, Eastern Division (Case No. 12 CV 7782). The Original Camasta Complaint alleges, among other things, that the Company's pattern and practice of advertising its normal retail prices as temporary price reductions violate the Illinois Consumer Fraud and Deceptive Business Practices Act and the Illinois Uniform Deceptive Trade Practices Act. The Original Camasta Complaint seeks, among other relief, certification of the case as a class action, actual and punitive damages, attorney fees and costs and injunctive relief. On February 7, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the Original Camasta Complaint in its entirety, without prejudice. On March 1, 2013, Camasta filed a First Amended Class Action Complaint in the said United States District Court making substantially the same allegations as in the Original Camasta Complaint. On July 25, 2013, upon the motion of the Company, the said U.S. District Court issued a Memorandum Opinion and Order dismissing the First Amended Class Action Complaint in its entirety, with prejudice. Camasta has appealed the dismissal to the United States Court of Appreals for the Seventh Circuit.

On July 30, 2013, Matthew B. Johnson, et al., on behalf of themselves and all Ohio residents similarly situated (the “Johnson Plaintiffs”), filed a putative class action complaint (the “Original Johnson Complaint”) against the Company in the U.S. District Court for the Southern District of Ohio, Eastern District (Case No. 2:13-cv-756). The Original Johnson Complaint alleges, among other things, deceptive sales and marketing practices by the Company relating to its use of the words “free” and “regular price.” The Original Johnson Complaint seeks, among other relief, class certification, compensatory damages, declaratory relief, injunctive relief and costs and disbursements (including attorneys’ fees). On January 8, 2014, upon the motion of the Company, the U.S. District Court issued an Opinion and Order dismissing the Original Johnson Complaint in its entirety, without prejudice. On January 31, 2014, the Johnson Plaintiffs filed a First Amended Class Action Complaint in the U.S. District Court making substantially the same allegations as the Original Johnson Complaint. On February 21, 2014, the Company filed a motion to dismiss. The Company believes the claims are without merit and intends to defend against them vigorously. (The law firm which filed the original Johnson Complaint and amended complaint on behalf of the plaintiffs is one of the law firms which filed the "Schneider Complaint," which is discussed in our Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013. On July 24, 2013, the Schneider Complaint was voluntarily dismissed by the plaintiffs from the United States District Court for the Northern District of Ohio. Approximately one week later, the substantially similar Johnson Complaint was filed in United States District Court for the Southern District of Ohio.)

On January 29, 2014, State-Boston Retirement System (“Boston”), a purported Company stockholder, filed a purported class action complaint against the Company’s directors (the “Boston Defendants”) in the Delaware Court of Chancery, captioned State-Boston Retirement System v. Wildrick, et al., C.A. No. 9291. In its complaint, Boston asks the court to: (i) certify a purported class action lawsuit, designating Boston and Boston’s counsel as representatives of the purported class; (ii) declare that the Boston Defendants breached their fiduciary duties of loyalty and care to the Company; (iii) enjoin the Boston Defendants from committing any further purported fiduciary duty breaches; (iv) enjoin the effectuation of the Company’s Rights Agreement, forcing the Board to redeem or invalidate the Rights Agreement; (v) enjoin the Boston Defendants from entering into any agreement on behalf of the Company to acquire another company or material assets; (vi) award Boston costs, expenses and disbursements of the Boston litigation, including attorneys’ and experts’ fees and, if applicable, pre-judgment and post-judgment interest; and (v) award Boston and the purported class such other relief as the court deems just, equitable, and proper.

On March 4, 2014, Boston filed a motion for leave to file a second amended complaint that purports to raise direct claims against the Boston Defendants (the “Amended Boston Complaint”). In addition to the allegations described above, the Amended Boston Complaint, among other things, alleges that the Boston Defendants breached their fiduciary duties by moving forward with the Everest Transactions while failing to give good-faith consideration of a revised offer from Java to acquire all outstanding Shares at a price of $63.50 per share. In addition to the requests mentioned above, the Amended Boston Complaint asks the court to (i) determine that the action is a proper derivative action and to excuse demand, and (ii) enjoin the Company from consummating the Everest Transactions. On March 11, 2014, the Company, Men's Wearhouse and Java entered into the Merger Agreement and the Company terminated the Everest Purchase Agreement. The Company believes the claims are without merit and intends to defend against them vigorously.

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

Employment Agreements and Performance-Based Incentive Compensation — We have employment agreements with certain of our executives expiring at the end of fiscal year 2014, with aggregated base compensation of $2.9 million (not including annual adjustments) over the terms. Depending on the circumstances of termination, we have severance obligations to these and certain other executives aggregating up to approximately $4.3 million, not including annual adjustments. These executives are also eligible for additional performance-based incentive payments. As a result of the Merger Agreement with Men's Wearhouse, the Company has expected cash commitments related to retention bonuses of approximately $7.0 million, which are not contingent upon the deal closing, and other employee severance agreements of approximately $8.8 million, which are contingent upon the deal closing and other factors. In addition, other employees are eligible for incentive-based payments based on performance, including store managers and regional sales directors, although these payments are not based on employment agreements. Performance-based incentive compensation expense (excluding commissions) for all eligible employees was approximately $7.8 million in fiscal year 2011, $2.1 million in fiscal year 2012 and $1.7 million in fiscal year 2013.
Lease Obligations — We have numerous noncancelable operating leases for retail stores, distribution center, office and tailoring space and equipment. Certain facility leases provide for annual base minimum rentals, plus contingent rentals based on sales. Renewal options are available under the majority of the leases.
Future minimum lease payments, including rent escalations, under noncancelable operating leases for stores and other leased facilities opened and equipment placed in service as of fiscal year-end 2013, were as follows:

Fiscal Year Ending	Amount
(In thousands)
Fiscal year 2014	$78,585
Fiscal year 2015	71,928
Fiscal year 2016	63,998
Fiscal year 2017	55,569
Fiscal year 2018	46,510
Thereafter	120,495
Total	$437,085
The minimum rentals above do not include additional payments for contingent percentage rent, which is typically based on sales, deferred rent amortization, insurance, property taxes, utilities, common area maintenance and other common costs that may be due as provided for in the leases.
Total minimum rental expense for operating leases was approximately $62.8 million, $68.0 million and $74.9 million for fiscal years 2011, 2012 and 2013, respectively. Contingent rent expense in fiscal years 2011, 2012 and 2013, which was based on a percentage of net sales at the applicable properties, was approximately $3.6 million, $4.0 million and $3.0 million, respectively.
As of fiscal year-end 2013, we have also entered into various lease agreements for stores to be opened and equipment placed in service subsequent to year end. The future minimum lease payments under these agreements are $0.8 million in fiscal year 2014, $1.0 million in each of fiscal years 2015, 2016, 2017 and 2018, and $5.0 million thereafter.
On January 2, 2014, the Company entered into agreements with the owner of one of our leased distribution center properties. The agreements, commencing in the first quarter of fiscal year 2014, are summarized as follows:

a)
Lease agreement - 15-year real estate lease for a significant portion of the warehouse and office space in the lessor's real estate complex at a fixed annual base rent of approximately $1.6 million, plus other leasing costs estimated at approximately $0.5 million in the first lease year and escalating thereafter. The agreement includes three options to renew the lease with predetermined base rent increases. Transfer of ownership or control of the real estate complex to a third party will result in a reduction of approximately $0.6 million in annual base rent.

b)
Option to purchase real estate - a purchase option agreement to purchase the real estate complex for an amount based primarily on the payoff balance of the owner’s mortgage, plus a profit to the owner. The agreement grants us the right of first refusal to purchase the property at the price of the third-party offer or to exercise the purchase option. The purchase option agreement also allows for the separate purchase of a parcel of land to be subdivided in the future.

c)
Cash sharing agreement - as a condition of the lease agreement, the lessor agrees to pay us up to approximately $0.6 million per year based on a portion of its annual net operating income, if any. The cash sharing payments are payable quarterly. As part of the cash sharing agreement, the Company will have the right to approve the lessor’s annual budget (which approval shall not be unreasonably withheld, delayed or conditioned) and the lessor has agreed to modify their budget to reflect any reasonable changes requested by the Company.

Inventories — We ordinarily place orders for the purchases of inventory at least one to two seasons in advance. Approximately 1% of the total product purchases (including piece goods) in fiscal year 2013 were sourced from United States suppliers, and approximately 99% were sourced from suppliers in other countries. In fiscal year 2013, approximately 28% of the total product purchases were from suppliers in Mexico, 23% in China (including Hong Kong), 11% in India, 8% in Malaysia, and 7% in Bangladesh. During fiscal year 2013, two buying agents sourced, respectively, approximately 52% and 6% of our total product purchases. No other country represented more than 5% of total product purchases in fiscal year 2013. These percentages reflect the countries where the suppliers are primarily operating or manufacturing, which may not always be where the suppliers are actually domiciled. We purchase the raw materials for approximately 9% of our finished products. Five vendors accounted for over 70% of the raw materials purchased directly by us in fiscal year 2013. The remainder of our finished products are purchased as finished units, with the vendor responsible for the acquisition of the raw materials based on our specifications.
Other — We have a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives at a fee of $0.8 million per year (also see Note 13). The agreement commenced on February 1, 2009 and is set to expire on January 30, 2016. We have an agreement with David Leadbetter, a golf professional, which allows us to produce golf and other apparel under Leadbetter's name. The agreement expires in January 2016. The minimum royalty under this agreement was $0.2 million in each of fiscal years 2011, 2012 and 2013 and is expected to be $0.2 million for fiscal year 2014.

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
On March 30, 2010, the Board of Directors approved, subject to stockholder approval, the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (the “2010 Plan,” and together with the "1994 Plan" and the "2002 Plan," the "Plans"). The 2010 Plan was approved by stockholders at the Company's 2010 annual meeting of stockholders on June 17, 2010.
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
On March 30, 2010, the Board of Directors also approved the Jos. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified, unfunded plan designed to provide a select group of the Company's senior management, which includes each of the named executive officers, highly compensated employees, and non-employee directors, with the opportunity to accumulate Company shares (through stock units) by deferring compensation on a pre-tax basis, and to provide the Company with a method of rewarding and retaining these individuals by providing them with a means to defer receipt of cash and shares of Common Stock associated with future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards. The Deferred Compensation Plan reserves 4.5 million shares of the Company's Common Stock for issuance pursuant to distributions under the plan. At February 2, 2013 and February 1, 2014, 33,900 and 48,200 stock units, respectively, were outstanding under this plan.
Changes in options outstanding that were issued under the 1994 and 2002 Plans were as follows:

	Fiscal Year 2011		Fiscal Year 2012		Fiscal Year 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except per share information)
Outstanding at beginning of year	305	$5.73	109	$7.18	—	$—
Granted	—	$—	—	$—	—	$—
Exercised	(196)	$4.92	(109)	$7.18	—	$—
Canceled	—	$—	—	$—	—	$—
Outstanding at end of year	109	$7.18	—	$—	—	$—
During fiscal years 2011, 2012 and 2013 we granted restricted stock units (“RSUs”) under the 2010 Plan to certain company officers and to the members of the Board of Directors at a weighted-average grant date fair value per share of $48.88, $42.38, and $44.35, respectively, and an aggregate fair value of approximately $3.2 million, $0.5 million and $0.6 million, respectively. The grant date fair value per share is based on the shares granted and the quoted price of the Company's Common Stock on the date of grant. The grants to the officers are intended to qualify under Section 162(m).
A summary of our nonvested RSU activity during fiscal years 2011, 2012 and 2013 is presented below:

	Fiscal Year 2011		Fiscal Year 2012		Fiscal Year 2013
Nonvested Awards	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share information)
Nonvested at beginning of year	86	$39.72	110	$45.22	77	$44.36
Granted	66	$48.88	11	$42.38	13	$44.35
Vested	(42)	$39.72	(44)	$46.01	(53)	$42.34
Forfeited	—	—	—	$—	—	$—
Nonvested at end of year	110	$45.22	77	$44.36	37	$47.24
The Nonvested awards as of February 1, 2014 will vest through September 2014.
As of February 1, 2014, there was unrecognized compensation expense related to non-vested RSUs of approximately $0.3 million, which is expected to be recognized over a weighted average period of 0.3 years. As of February 1, 2014, the intrinsic value of non-vested RSUs was $2.1 million based on a share price of $56.22. The total value of RSUs that vested during 2012 was $2.0 million and 2013 was $2.1 million.
Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options or the issuance of other awards in excess of the deferred tax asset attributable to stock compensation expense for such equity awards. In accordance with ASC 718 such realized tax benefits are presented as part of cash flows from financing activities. For fiscal years 2011 and 2012 , the tax benefits realized from stock equity awards totaled $1.9 million and $0.6 million, respectively, and for fiscal year 2013, there were less than $0.1 million of tax detriments realized from stock equity awards.

11.	RIGHTS AGREEMENT:
On September 5, 2007, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding Share. The dividend was paid on September 20, 2007 (the “Rights Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the “Preferred Shares”), at a price of $200 per one one-hundredth of a Preferred Share (the “Rights Purchase Price”), subject to adjustment and amendment. Each one one-hundredth of a Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Share. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 6, 2007, entered into between the Company and Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”) (the “Original Rights Agreement”).

On January 3, 2014 (the “First Rights Agreement Amendment Date”), the Original Rights Agreement was modified, pursuant to Amendment No. 1 to Rights Agreement (“Amendment No. 1”; the Original Rights Agreement as so amended, the “First Amended Rights Agreement”), to, among other things: (i) decrease from 20% to 10% the beneficial ownership threshold by which any person or entity (together with all affiliates and associates of such person or entity) becomes an Acquiring Person (as defined below) as contemplated by the First Amended Rights Agreement (subject to certain exceptions as set forth therein); (ii) include provisions in respect of certain derivative or synthetic arrangements having characteristics of a long position in the Shares in the definition of securities which a person or entity would be deemed to beneficially own; (iii) increase the Rights Purchase Price to $250; and (iv) allow the Board to redeem the Rights for any reason at any time prior to the close of business on the Distribution Date (as defined below).

On February 13, 2014, the First Amended Rights Agreement was modified, pursuant to Amendment No. 2 to Rights Agreement (“Amendment No. 2”; the First Amended Rights Agreement as so amended, the “Second Amended Rights Agreement”), to, among other things provide that neither Everest Topco nor any of its associates or affiliates (“Everest”) shall become an Acquiring Person (as defined in the Second Amended Rights Agreement), and that a Shares Acquisition Date (as defined in the Second Amended Rights Agreement) shall not be deemed to occur, as a result of the authorization, execution, delivery or performance of the Everest Purchase Agreement or the consummation of the transactions thereunder (the “Everest Transactions”), or the entry into Amendment No. 2, or the announcement of any of the foregoing, and Everest shall not become an Acquiring Person unless and until Everest shall acquire beneficial ownership of additional Shares such that it becomes the beneficial owner of the percentage of the Shares that is greater (by more than one percent of the outstanding Shares) than (A) the percentage of the Shares outstanding as to which Everest shall have beneficial ownership as of immediately after the consummation of the Everest Transactions, including the issuer tender offer by the Company or (y) such lesser percentage as to which Everest has beneficial ownership following any transfer of the Company’s securities by Everest after the closing date under the Everest Purchase Agreement; provided, however, that such provisions shall pertain only until the first time, following such closing date, as Everest has beneficial ownership of less than 9% of the Shares then outstanding. Amendment No. 2 also amends the First Amended Rights Agreement with respect to Everest and FMR LLC and any other person that beneficially owned between 10% and 20% of the Shares outstanding on January 3, 2014 to clarify the scope of the definition of “Acquiring Person” as it applies to such persons in the event that the Company purchases Shares, whether through an issuer tender offer or otherwise.

On March 11, 2014, prior to the execution of the Merger Agreement, the Board approved an amendment (“Amendment No. 3”) to the Second Amended Rights Agreement (as so amended, the “Rights Agreement”). Amendment No. 3 renders the Rights Agreement inapplicable to the Second Amended Offer, the Merger and the Merger Agreement and the transactions contemplated thereby. Specifically, Amendment No. 3, among other matters, provides that none of (i) the approval, execution, delivery, performance, consummation or public announcement of the Merger Agreement, (ii) the approval, commencement, consummation or public announcement of the Second Amended Offer or Merger or (iii) the approval, execution, delivery, performance, commencement, consummation or public announcement of any of the other transactions contemplated by the Merger Agreement will result in either Men's Wearhouse or Java being deemed an Acquiring Person (as such term is defined in the Rights Agreement) or give rise to any event that would result in the occurrence of a Shares Acquisition Date or a Distribution Date (as those terms are defined in the Rights Agreement). Amendment No. 3 also provides that the Rights Agreement shall expire and terminate immediately prior to the Effective Time in accordance with the terms of the Merger Agreement.

The foregoing description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Original Rights Agreement, Amendment No. 1, Amendment No. 2 and Amendment No. 3 set forth as Exhibits 4.2, 4.2(a), 4.2(b) and 4.2(c) hereto, respectively.

12.	SEGMENT REPORTING:
We have two reportable segments: Stores and Direct Marketing. The Stores segment includes all Company-owned stores excluding Factory stores (“Full-line Stores”). The Direct Marketing segment includes the call center and the Internet. While each segment offers a similar mix of men’s clothing to the retail customer, the Stores segment also provides complete alterations, while the Direct Marketing segment provides certain limited alterations.
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
Segment data is presented in the following tables:
Fiscal Year 2011

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$854,322	$97,924	$27,606	$979,852
Depreciation and amortization	21,465	651	3,985	26,101
Operating income (loss) (b)	203,553	32,887	(77,033)	159,407
Capital expenditures (c)	25,522	401	11,608	37,531
Fiscal Year 2012

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$890,700	$120,137	$38,476	$1,049,313
Depreciation and amortization	23,204	743	4,574	28,521
Operating income (loss) (b)	173,763	29,182	(74,505)	128,440
Capital expenditures (c)	27,638	922	7,083	35,643
Fiscal Year 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$854,755	$132,808	$44,603	$1,032,166
Depreciation and amortization	23,931	820	4,822	29,573
Operating income (loss) (b)	155,903	26,699	(80,576)	102,026
Capital expenditures (c)	22,378	31	6,876	29,285
_________________________________________

(a)
Stores net sales represent all Full-line Store sales. Direct Marketing net sales represent call center and Internet sales. Net sales from segments below the GAAP quantitative thresholds are attributable primarily to our two other operating segments. Those segments are Factory stores and Franchise stores. These segments have never met any of the quantitative thresholds for determining reportable segments and are included in “Corporate and Other.”

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers, interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $17.9 million, $20.8 million and $21.7 million for fiscal years 2011, 2012 and 2013, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and operating income or loss related to the Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

(c)	Capital expenditures include payments for property, plant and equipment made for the reportable segment.

13.	RELATED PARTY TRANSACTIONS:
On September 9, 2008, the Company and Robert N. Wildrick, Chairman of the Board, entered into a Consulting Agreement (as amended, the “Consulting Agreement”) pursuant to which the Company retained Mr. Wildrick to consult on matters of strategic planning and initiatives for a consulting period from February 1, 2009 through January 31, 2012 at a fee of $0.8 million per year. Pursuant to that certain First Amendment to Consulting Agreement, dated November 30, 2010, the consulting period was extended through January 26, 2014. Pursuant to that certain Second Amendment to Consulting Agreement, dated April 2, 2013, the consulting period was extended through January 30, 2016. Pursuant to that certain Third Amendment to Consulting Agreement, dated December 18, 2013, the Company agreed to indemnify Mr. Wildrick in his capacity as a consultant and to obtain reasonable insurance in connection therewith. In accordance with the Company's policy regarding related party transactions described below, the First Amendment and Third Amendment were approved by the independent members of the Board of Directors and the Second Amendment was approved by the Audit Committee.

The Consulting Agreement includes an agreement by Mr. Wildrick not to compete with the Company or to solicit its customers or employees during its term. The Consulting Agreement also provides for the acceleration of payments due thereunder to Mr. Wildrick in connection with certain termination events.

If Mr. Wildrick's services are terminated by the Company without “cause” (as defined below), the Company will be obligated to pay Mr. Wildrick the balance of amounts due under the Consulting Agreement for its remaining term as and when such payments would otherwise be due. If Mr. Wildrick's services are terminated by the Company with “cause,” the Company will be obligated to pay Mr. Wildrick the unpaid, prorated amount of the consulting fees payable through the date of termination. Without limiting the terms and conditions of the Consulting Agreement, the term “cause,” as used therein, generally means: (a) the conviction of Mr. Wildrick of a felony involving money or other property of the Company or any other felony or offense involving moral turpitude; or (b) the willful commission of any act of fraud or misrepresentation related to the business of the Company which would materially and negatively impact the Company.

If within ninety (90) days following a change of control of the Company (as defined below), Mr. Wildrick exercises his right to terminate the Consulting Agreement or the Company terminates the Consulting Agreement based on a default thereunder by Mr. Wildrick, the Company will pay Mr. Wildrick a lump sum equal to the balance of amounts due under the Consulting Agreement for its remaining term. Without limiting the terms and conditions of the Consulting Agreement, the term “change of control,” as used therein, generally means (a) the acquisition by any “person” (as defined in the Securities Exchange Act of 1934, as amended) of beneficial ownership of 51% or more of the stock of the Company; (b) the acquisition by any such “person” of beneficial ownership of 30% or more of the stock of the Company and a change in the majority of the Board; or (c) the merger, consolidation or liquidation of the Company or the sale or disposition of all or substantially all of the assets of the Company. The Merger will constitute a change of control under the Consulting Agreement.

As a result of the Merger Agreement, the Company, Men’s Wearhouse and Mr. Wildrick entered into a binding term sheet (the “Term Sheet”) with respect to the compensation of Mr. Wildrick and the obligations of the Company under the Consulting Agreement, and certain other agreements of Mr. Wildrick, the Company and Men's Wearhouse. The Term Sheet generally provides that (i) pursuant to the Consulting Agreement, Mr. Wildrick will be paid $1,800,000 in respect of consulting services he has provided through March 8, 2014 in excess of those required under the Consulting Agreement, (ii) the amount of such additional fees Mr. Wildrick may earn between March 11, 2014 and the consummation of the Merger Transactions is limited to $500,000 and (iii) Mr. Wildrick will be subject to a non-competition covenant for the two year period following the closing of the transactions contemplated by the Merger Agreement (for which covenant Mr. Wildrick will receive a payment of $3,500,000, of which $1,000,000 is payable upon the closing of the Merger and the remainder is payable in equal installments over the term of the covenant).

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

14.	QUARTERLY FINANCIAL INFORMATION (Unaudited):
Summarized quarterly financial information in fiscal years 2012 and 2013 as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share information)
Fiscal Year 2012
Net sales	$201,354	$260,343	$232,851	$354,765	$1,049,313
Gross profit	127,761	152,886	132,646	198,469	611,762
Operating income	24,408	37,116	21,168	45,748	128,440
Net income	14,832	23,158	13,305	28,401	79,696
Diluted income per common share (a)	$0.53	$0.83	$0.47	$1.01	$2.84

Fiscal Year 2013
Net sales	$196,055	$232,529	$247,468	$356,114	$1,032,166
Gross profit	119,186	137,364	142,108	197,930	596,588
Operating income	12,953	23,128	21,558	44,387	102,026
Net income	8,088	14,249	13,616	27,373	63,326
Diluted income per common share (a)	$0.29	$0.51	$0.49	$0.98	$2.26
_________________________________________

(a)	Per common share amounts for the quarters and the full year have been calculated separately. Accordingly, quarterly amounts may not add to the full year amount because of the effects of rounding.
15. SUBSEQUENT EVENTS:
Java Corp., a Delaware corporation (“Java”) and a wholly owned subsidiary of The Men's Wearhouse, Inc. a Texas corporation, (“Men’s Wearhouse”) has commenced a tender offer to acquire all outstanding shares of common stock of the Company, par value $0.01 per share (such securities, together with the associated preferred share purchase rights, the “Shares”), at a price of $65.00 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”) as more fully disclosed in a Tender Offer Statement on Schedule TO, dated March 20, 2014, (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”). The tender offer and related purchase are upon the terms and subject to the conditions set forth in the Second Amended and Restated Offer to Purchase, dated March 20, 2014, (as amended or supplemented from time to time, the “Offer to Purchase”) and in the related Letter of Transmittal (as amended or supplemented from time to time, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Second Amended Offer”) filed by Java and Men’s Wearhouse with the SEC on March 20, 2014.
The Second Amended Offer is being made pursuant to the Agreement and Plan of Merger, dated as of March 11, 2014, by and among the Company, Men’s Wearhouse and Java (together with any amendments or supplements thereto, the “Merger Agreement”). The Second Amended Offer, if consummated, will be followed by a merger (the “Merger”) of Java with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Men’s Wearhouse, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. In the Merger, any Shares not tendered into the Second Amended Offer, other than Shares held by the Company, Men’s Wearhouse, Java or stockholders who have validly exercised and perfected (and not lost or withdrawn) their appraisal rights under the DGCL, will be cancelled and automatically converted into the right to receive the same per share consideration paid to stockholders in the Second Amended Offer. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (other than (i) Shares held by the Company as treasury stock or owned by Men’s Wearhouse or Java, which will be cancelled and will cease to exist, and (ii) Shares owned by Company’s stockholders who perfect their appraisal rights under the DGCL) will be converted into cash equal in form and amount to the Offer Price paid in the Second Amended Offer. The transactions contemplated under the Merger Agreement and the Second Amended Offer are herein referred as the “Merger Transactions”.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business and operations in the ordinary course and consistent with past practices until the Effective Time. Subject to certain limited exceptions in the Merger Agreement, the Company has agreed not to solicit, initiate or participate in discussions with third parties regarding other proposals to acquire the Company and has agreed to certain restrictions on its ability to respond to such proposals, subject to the exercise of the fiduciary duties of the board of directors of the Company (the “Board”). The Merger Agreement also contains certain termination provisions for the Company and Men’s Wearhouse. If we terminate the Merger Agreement in connection with a superior proposal under certain specified circumstances, we may be required to pay Men’s Wearhouse a termination fee of $60 million. Alternatively, Men’s Wearhouse may be required to pay the Company a termination fee of $75 million if the Merger Agreement is terminated under any of the following conditions: (i) applicable law or a temporary restraining order, preliminary or permanent injunction or other judgment, order or decree, in each case, with respect to Section 7 of the Clayton Antitrust Act of 1914 or any other applicable antitrust law, is entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction in the United States or any material foreign jurisdiction and remains in effect which has the effect of prohibiting the consummation of the Merger Transactions; (ii) if the Second Amended Offer is not consummated by September 30, 2014, and as of such date any waiting period (and any extension thereof) under the HSR Act applicable to the Second Amended Offer shall not have expired or been terminated; or (iii) subject, in certain cases, to a notice and cure period, there shall have been a material breach by Men’s Wearhouse or Java of the covenant relating to obtaining antitrust and any other regulatory approvals that resulted or would reasonably be expected to result in the failure of Men’s Wearhouse or Java to consummate the closing of the Second Amended Offer or the Merger in accordance with the terms of the Merger Agreement.

At a meeting held on March 11, 2014, the Board unanimously (i) determined that the Merger Agreement, the Second Amended Offer, the Merger and the other transactions contemplated thereby are advisable, fair to and in the best interests of the Company and its stockholders, (ii) adopted and approved the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend that the stockholders of the Company accept the Second Amended Offer and tender their Shares to Java pursuant to the Second Amended Offer.

Prior to entering into the Merger Agreement, the Company had entered into a Membership Interest Purchase Agreement (the “Everest Purchase Agreement”) pursuant to which the Company agreed to purchase from Everest Topco LLC (“Everest Topco”) all of the outstanding limited liability company interests of Everest Holdings LLC, a Delaware limited liability company (“Everest Holdings”). Everest Holdings is a holding company for the Eddie Bauer brand and its related businesses and operations. The transactions which were to be consummated under the Everest Purchase Agreement are herein referred to as the “Everest Transactions.” On March 11, 2014, prior to the execution and delivery of the Merger Agreement, the Company terminated the Everest Purchase Agreement as a result of the Board’s determination that the Second Amended Offer constituted a “Superior Proposal,” as defined in the Everest Purchase Agreement. The Company paid to Everest Topco a termination fee of $48 million and reimbursed Everest Topco $.5 million for certain expenses pursuant to the Everest Purchase Agreement.

On March 20, 2014, Men’s Wearhouse and Java amended the Schedule TO to reflect the terms of the Second Amended Offer, including the extension of the expiration date to 5:00 p.m., New York City time on April 9, 2014.

A copy of the Merger Agreement is filed as Exhibit 2.1 hereto and is incorporated herein by reference. The foregoing descriptions of the Merger Agreement and the Second Amended Offer are qualified in their entirety by reference to the Merger Agreement, the Offer to Purchase and the Letter of Transmittal. A copy of the Everest Purchase Agreement is filed as Exhibit 2.2 hereto and is incorporated herein by reference. The foregoing description of the Everest Purchase Agreement is qualified in its entirety by reference to the Everest Purchase Agreement.

Related to the agreements discussed above, the Company expects to incur transaction-related costs of approximately $100 million to $110 million in fiscal year 2014 and the amount may vary significantly depending on the timing of the transaction. This range includes the $48.5 million paid to Everest Topco and includes approximately $30 million of costs that are contingent upon the Merger Transactions closing.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOS. A. BANK CLOTHIERS, INC. (Registrant)
		By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated:	April 2, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. NEAL BLACK	Director, President and Chief Executive Officer	April 2, 2014
(Principal Executive Officer)

/s/ DAVID E. ULLMAN	Executive Vice President, Chief Financial Officer	April 2, 2014
(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT N. WILDRICK	Director, Chairman of the Board	April 2, 2014

/s/ ANDREW A. GIORDANO	Director, Chairman Emeritus and Lead Independent Director	April 2, 2014

/s/ JAMES H. FERSTL	Director	April 2, 2014

/s/ WILLIAM E. HERRON	Director	April 2, 2014

/s/ SIDNEY H. RITMAN	Director	April 2, 2014

/s/ BYRON L. BERGREN	Director	April 2, 2014

Exhibits Index

2.1	—	Agreement and Plan of Merger, dated as of March 11, 2014, by and among The Men's Wearhouse, Java Corp. and Jos. A. Bank Clothiers, Inc..*(32)
2.2	—	Membership Interest Purchase Agreement, dated as of February 13, 2014, by and among Everest Topco, LLC., Everest Holdings LLC. and Jos. A. Bank Clothiers, Inc..*(31)
3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of July 2, 2013.*(28)
3.2(a)	—	Amendment to Amended and Restated By-Laws of the Company as of January 3, 2014.*(30)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.2(a)	—	First Amendment to Rights Agreement, dated as of January 3, 2014.*(30)
4.2(b)	—	Second Amendment to Rights Agreement, dated as of February 14, 2014.*(31)
4.2(c)	—	Third Amendment to Rights Agreement, dated as of March 11, 2014.*(32)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2013 and 2014 Cash and Equity Incentive Programs.*(35)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.3(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.5(e)	—	Fifth Amendment, dated as of April 2, 2013, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(27)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.6(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.7(d)	—	Second Amendment, dated as of April 2, 2013, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(27)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.8(i)	—	Fifteenth Amendment, dated as of April 2, 2013, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.9(a)	—	First Amendment, dated as of April 2, 2013 to Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†

10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.11(f)	—	Sixth Amendment, dated as of April 2, 2013 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(27)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated May 1, 2012, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(27)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.15(l)	—	Indemnification Agreement dated December 18, 2013 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(29)†
10.15(m)	—	Indemnification Agreement, dated January 22, 2014, between Jos. A. Bank Clothiers, Inc. and Byron L. Bergren. *(35)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†

10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
10.24	—	Standstill and Stockholder Agreement, dated February 13, 2014, by and between Jos. A. Bank Clothiers, Inc. and Everest Topco LLC. *(31)
10.25	—	Jos. A. Bank Clothiers, Inc. Transaction Retention Plan *(35)†
10.26	—	Term Sheet, dated as of March 11, 2014, by and between Robert N. Wildrick, Jos. A. Bank Clothiers, Inc. and The Men's Wearhouse, Inc. *(34)
10.27	—	Collective Bargaining Agreement, dated June 1, 2013, by and between Jos. A. Bank Clothiers, Inc. and Local 340, New York New Jersey Regional Joint Board, Workers United.*(35)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(35)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
101.INS	—	XBRL Instance Document. *(35)
101.SCH	—	XBRL Taxonomy Extension Schema Document. *(35)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. *(35)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. *(35)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. *(35)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. *(35)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998 (SEC File No. 000-23874).
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (SEC File No. 000-23874).
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 (SEC File No. 033-14657).
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 (SEC File No. 033-14657).
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002 (SEC File No. 033-14657).
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005 (SEC File No. 033-14657).
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 (SEC File No. 033-14657).
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 (SEC File No. 033-14657).
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007 (SEC File No. 033-14657).
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007 (SEC File No. 033-14657).
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (SEC File No. 000-23874).
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (SEC File No. 000-23874).
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008 (SEC File No. 000-23874).
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 (SEC File No. 000-23874).
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009 (SEC File No. 000-23874).

*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (SEC File No. 000-23874).
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
*(26)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.
*(27)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
*(28)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 2, 2013.
*(29)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2013.
*(30)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 3, 2014.
*(31)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 14, 2014.
*(32)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 2014.
*(33)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2014.
*(34)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 14, 2014.
*(35)	—	Filed herewith
†	—	Exhibit represents a management contract or compensatory plan or arrangement.