Form 10-K/A
period 2014-02-01
BANK JOS A CLOTHIERS INC /DE/
filed 2014-05-09
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 1, 2014.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 0-23874
JOS. A. BANK CLOTHIERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3189198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
500 Hanover Pike, Hampstead, MD	21074
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code	(410) 239-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Stock Market LLC
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
The number of shares of Common Stock outstanding on May 7, 2014 was 27,998,089.

EXPLANATORY NOTE

Jos. A. Bank Clothiers, Inc., a Delaware corporation (the “Company,” “Jos. A. Bank,” “our company,” “we,” “us,” or “our,” or similar terms) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended February 1, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2014 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER INFORMATION
This Amendment No. 1 on Form 10-K/A includes and incorporates by reference certain statements that may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. When used in this Amendment No. 1 on Form 10-K/A, the words “estimate,” “project,” “plan,” “will,” “anticipate,” “expect,” “intend,” “outlook,” “may,” “believe,” “assume,” and other similar expressions are intended to identify forward-looking statements and information.

This Amendment No. 1 on Form 10-K/A contains forward-looking statements that are based on currently available information and current expectations, estimates, forecasts and projections about Jos. A. Bank Clothiers, Inc.’s business. The forward looking statements include assumptions about our operations, such as cost controls, market conditions, liquidity and financial condition. Risks and uncertainties that may affect our business or future financial results include, among others, risks associated with domestic and international economic activity, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under Part I, Item 1A.“Risk Factors” and Part II, Item 7.“Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (our "2013 Annual Report"). These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, the occurrence of certain events or otherwise, except to the extent required by applicable law, including the requirements of Rule 14d-9(c) under the Exchange Act and Schedule 14D-9. As a result of these risks and others, actual results could vary significantly from those anticipated in this Amendment No. 1 on Form 10-K/A, and our financial condition and results of operations could be materially adversely affected.

Merger with Men's Wearhouse
The following information is part of the information regarding our pending merger with The Men’s Weahouse, Inc., a Texas corporation (“Men’s Wearhouse”) previously disclosed in our 2013 Annual Report and is being provided here to assist the reader in understanding certain defined terms used in this Amendment No. 1 on Form 10K/A. For a more complete description of the pending merger, please see our 2013 Annual Report.
Java Corp., a Delaware corporation (“Java”) and a wholly owned subsidiary of Men's Wearhouse has commenced a tender offer to acquire all outstanding shares of common stock of the Company, par value $0.01 per share (such securities, together with the associated preferred share purchase rights, the “Shares”), at a price of $65.00 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”) as more fully disclosed in a Tender Offer Statement on Schedule TO, dated March 20, 2014, (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”). The tender offer and related purchase are upon the terms and subject to the conditions set forth in the Second Amended and Restated Offer to Purchase, dated March 20, 2014, (as amended or supplemented from time to time, the “Offer to Purchase”) and in the related Letter of Transmittal (as amended or supplemented from time to time, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Second Amended Offer”) filed by Java and Men’s Wearhouse with the SEC on March 20, 2014.

The Second Amended Offer is being made pursuant to the Agreement and Plan of Merger, dated as of March 11, 2014, by and among the Company, Men’s Wearhouse and Java (together with any amendments or supplements thereto, the “Merger Agreement”). The Second Amended Offer, if consummated, will be followed by a merger (the “Merger”) of Java with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Men’s Wearhouse, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. In the Merger, any Shares not tendered into the Second Amended Offer, other than Shares held by the Company, Men’s Wearhouse, Java or stockholders who have validly exercised and perfected (and not lost or withdrawn) their appraisal rights under the DGCL, will be cancelled and automatically converted into the right to receive the same per share consideration paid to stockholders in the Second Amended Offer. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (other than (i) Shares held by the Company as treasury stock or owned by Men’s Wearhouse or Java, which will be cancelled and will cease to exist, and (ii) Shares owned by Company’s stockholders who perfect their appraisal rights under the DGCL) will be converted into cash equal in form and amount to the Offer Price paid in the Second Amended Offer. The transactions contemplated under the Merger Agreement and the Second Amended Offer are herein referred as the “Merger Transactions”).

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
INFORMATION REGARDING OUR BOARD OF DIRECTORS
The following table sets forth our current directors, their ages and the positions they hold:

Name	Age	Position
Byron L. Bergren	67	Director
R. Neal Black	59	Director, Chief Executive Officer and President
James H. Ferstl	71	Director
Andrew A. Giordano	81	Director, Chairman Emeritus, Lead Independent Director and Chairman of the Nominating and Corporate Governance Committee
William E. Herron	68	Director and Chairman of the Audit Committee
Sidney H. Ritman	81	Director and Chairman of the Compensation Committee
Robert N. Wildrick	69	Director, Chairman of the Board and Chairman of the Executive Committee

Set forth below are the names, present principal occupations or employment and five-year employment history of the directors of Jos. A. Bank Clothiers, Inc. The business address of each director is 500 Hanover Pike, Hampstead, MD, 21074. Each director of the Company is a United States citizen. Each member of our board of directors holds office for a term of three years and until his successor is duly elected and qualified, or until his earlier death, resignation, or removal.
As of January 29, 1994, the Company’s stockholders entered into an Amended and Restated Shareholders Agreement (the “Shareholders Agreement”) pursuant to which Mr. Giordano was elected as the designee of Altus Finance Co. and Mr. Wildrick was elected as the designee of the majority of the directors then in office. The provisions of the Shareholders Agreement relating to the election of the directors terminated effective upon the closing of the Company’s initial public offering of the Common Stock in May 1994.
Byron L. Bergren
Byron L. Bergren has served as one of our directors since September 2013. Mr. Bergren, was formerly Chairman of the Board of Bon-Ton Stores (“Bon-Ton”), a retailer with over 271 department stores offering fashion apparel as well as cosmetics and home furnishings, from February 2012 to June 2013. From 2002 to February 2012, he served as President and Chief Executive Officer of Bon-Ton.
The Board concluded that Mr. Bergren should continue to serve as a director in part due to his extensive career in retail, which brings to the Board significant industry knowledge and experience in merchandising, marketing and sales.
R. Neal Black
R. Neal Black has served as one of our directors and as our Chief Executive Officer since December 2008. Mr. Black has been our President since April 2007. He joined the Company in January 2000 and served as Executive Vice President-Merchandising and Marketing from January 2000 to April 2007. In addition, Mr. Black was our Chief Merchandising Officer from January 2000 to December 2008. Mr. Black has spent his entire professional career in the retail industry including: from 1998 to 2000, with McRae’s department stores, a division of Saks Incorporated, as Senior Vice President/General Merchandise Manager; from 1995 to 1998, with Venture Stores, Inc., a publicly traded family value retailer, ending as Senior Vice President of Product Development and General Merchandise Manager; from 1992 to 1995, with Gottschalks Department Stores, a regional department store headquartered in Fresno, California, ending as Vice President/General Merchandise Manager; from 1983 to 1992, with Design Linens, Inc., a privately-owned specialty retail chain headquartered in Portland, Oregon, ending as President; and from 1976 to 1983, with Meier & Frank, a division of May Department Stores, ending as a Buyer.
The Board concluded that Mr. Black should continue to serve as a director in part due to his extensive career in retail. As our CEO, Mr. Black brings to the Board significant industry knowledge, senior leadership and expertise in merchandising, marketing, sales and finance.

James H. Ferstl
James H. Ferstl has served as one of our directors since September 2008. Since its founding in 1999, Mr. Ferstl has been the principal of J&M Enterprises, a retail consulting, commercial real estate and personal financial investment firm. From 1965 to 1999, Mr. Ferstl was employed in various capacities in the retail industry including: from 1995 to 1999, as Executive Vice President, Chief Merchandising Officer and Board member of Venture Stores, Inc., a publicly traded family value retailer; from 1987 to 1995 Corporate Vice President-General Merchandise Manager (Home and Hard lines) for Gottschalks Department Stores, a regional department store headquartered in Fresno, California; from 1984 to 1987, as Senior Vice President and General Manager for Platt Electronics Corp., a consumer electronics business based in Torrance, California, with responsibility for its 140 store West coast region; from 1981 to 1984, as Executive Vice President for Merchandising and Store Operations and Chief Merchandising Officer for Broadway Southwest Department Stores, a division of Carter Hawley Hale Stores Inc. based in Phoenix, Arizona; and from 1965 to 1981, as Regional Vice President for Stores for Sanger Harris Department Stores of Dallas, Texas, a Division of Federated Department Stores Inc.
The Board concluded that Mr. Ferstl should continue to serve as a director in part due to his extensive career in retail, which brings to the Board significant industry knowledge and experience in merchandising, marketing and sales.

Andrew A. Giordano
Andrew A. Giordano has served as one of our directors since 1994 and is our Lead Independent Director and chairman of our Nominating and Corporate Governance Committee. He served as our interim Chief Executive Officer from May 1999 to October 1999. Mr. Giordano also served as Chairman of the Board from May 1999 to December 2008, at which time he became Chairman Emeritus. Mr. Giordano has been the principal of The Giordano Group, Limited, a diversified consulting firm, since its founding in February 1993. Mr. Giordano retired from his position as CEO, Naval Supply Systems Command and Chief, Navy Supply Corps with the rank of Rear Admiral (Upper Half). He is a former director of the Navy, Marine Corps Residence Foundation, the Navy Memorial Foundation, the Navy Mutual Aid Association and the Navy Federal Credit Union.
The Board concluded that Mr. Giordano should continue to serve as a director in part due to his extensive knowledge of the Company. Having been a director since 1994, Mr. Giordano brings to the Board historic knowledge and continuity. In addition, his substantial leadership and organizational skills provide valuable perspective on the complex operations of a multi-location, multi-channel retailer such as the Company.
William E. Herron
William E. Herron has served as one of our directors since April 2005 and is chairman of our Audit Committee. Since January 2002, Mr. Herron has been self-employed as a strategic consultant to companies seeking to initiate business with the federal government. From 1982 through December 2001, Mr. Herron was a partner in Arthur Andersen, having served in its Accounting and Audit practice from 1982 until 1994 and in its Business Consulting practice from 1995 until 2001. Among his other duties with Arthur Andersen, Mr. Herron was the Managing Partner of the firm’s Office of Government Services. Mr. Herron was a licensed CPA for over 40 years and is a current member of the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He has served on the boards of directors of several privately held companies including as chair of an audit committee. He has been active for over 30 years on boards of civic and charitable institutions. Mr. Herron is a retired Rear Admiral from the U.S. Naval Reserve.
The Board concluded that Mr. Herron should continue to serve as a director in part due to his extensive career in public accounting, which brings to the Board significant auditing and accounting experience.

Sidney H. Ritman
Sidney H. Ritman has served as one of our directors since July 2005 and is chairman of our Compensation Committee. Mr. Ritman is the Managing Member of Jayne Hall LLC, a sourcing, merchandising and marketing consulting firm to U.S. and European retailers and importers. Jayne Hall LLC also provides Hong Kong manufacturers with advice regarding merchandising and fashion trends in U.S. markets. Mr. Ritman was the founder, owner and operator of two companies engaged in importing and selling women’s apparel-Toni Industries, Inc. from 1990 through November 2011 and Giorgio San Angelo, LLC from December 2007 through November 2009. Mr. Ritman has an extensive background in international sourcing for U.S. and European apparel retailers, including fifteen years in residence in Hong Kong as the Managing Director of Armstrong Industries, Ltd., a sourcing agent which had offices in seven countries. In 1987, Mr. Ritman organized the sale of Armstrong to Colby Staton Ltd., a Hong Kong-based sourcing company, for which Mr. Ritman served as a consultant and director until 1997. Mr. Ritman is a former trustee of Rollins College, Winter Park, Florida and The Brunswick School, Greenwich, Connecticut.

Mr. Ritman is a former United States Marine Corps officer, having served on active duty and in the Marine Corps Reserve for nine years.
The Board concluded that Mr. Ritman should continue to serve as a director in part due to his extensive career in apparel retailing and sourcing, which brings to the Board significant experience in these areas.

Robert N. Wildrick
Robert N. Wildrick has served as one of our directors since 1994 and is chairman of our Executive Committee. He has served as our Chairman of the Board since December 2008. From November 1999 to December 2008, Mr. Wildrick was our Chief Executive Officer. In addition, he was our President from December 1999 to April 2007 and our Executive Chairman from April 2007 to December 2008. Mr. Wildrick is the President of the Town Council of Palm Beach, Florida and Chairman of its Public Safety Committee and a member of its Finance and Taxation Committee. From December 2008 through April 2012, Mr. Wildrick was a member of the Board of Directors of Checkpoint Systems, Inc. (NYSE: CKP). Mr. Wildrick was Director, President and Chief Executive Officer of Venture Stores, Inc., a publicly traded family value retailer, from April 1995 to May 1998 and was Chairman of its board of directors from January 1996 to May 1998. From 1976 to April 1995, Mr. Wildrick was employed by Belk Stores Services, a retailing company, in various capacities, including Corporate Executive Vice President for Merchandise and Sales Promotion and Chief Merchandising Officer. Mr. Wildrick’s former directorships include Goodwill Industries, The Pride of Baltimore, Johns Hopkins Children’s Hospital Advisory Board, The Cystic Fibrosis Foundation and the Boy Scouts of America where he was a Director in New York and Charlotte, North Carolina. He has been a sponsor and fundraiser for the American Heart Association, various Police Associations and the Boy Scouts where he helped fund scout camps for children with disabilities.
The Board concluded that Mr. Wildrick should continue to serve as a director in part due to his extensive knowledge of the Company. Having been a director since 1994, Mr. Wildrick brings to the Board historic knowledge and continuity. In addition, as a result of his extensive career in retail and as our former CEO, Mr. Wildrick brings to the Board significant industry knowledge and expertise in merchandising, marketing, sales and finance.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s officers and directors, persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, and any other person subject to Section 16 to file reports of beneficial ownership of common stock (Forms 3, 4 and 5) with the SEC. Officers, directors, and greater-than-ten percent stockholders are required to furnish the Company with copies of all such forms that they file.
To the Company’s knowledge, based solely on the Company’s review of the copies of Section 16 reports, and amendments thereto, received by it during or with respect to fiscal year 2013, all filings applicable to its officers, directors and greater-than-ten percent stockholders required by Section 16(a) were timely except as follows: On June 19, 2013, each of Messrs. Hensley, Merry, Thorne and Ullman filed a Form 4 reporting the June 17, 2013, distribution to the reporting person of Company common stock in satisfaction of a prior grant of performance-based restricted stock units. The respective Form 4s also reported that the restricted stock units were certified as having been earned on March 29, 2011.
AUDIT COMMITTEE
During that portion of fiscal year 2013 from February 3, 2013 through September 3, 2013, the Audit Committee consisted of Messrs. Giordano, Herron (Chairman) and Ritman. During that portion of fiscal year 2013 from September 4, 2013, through February 1, 2014, the Audit Committee consisted of Messrs. Bergren, Giordano and Herron (Chairman). The Audit Committee assists the Board with the oversight of: (a) the integrity of our financial statements; (b) the qualifications and independence of our registered public accounting firm; (c) the performance of our registered public accounting firm; (d) the adequacy of our systems of internal accounting and financial controls; and (e) our compliance with ethics policies and legal and regulatory requirements. As required by applicable law, rules or regulations and otherwise to the extent it deems necessary or appropriate, the Audit Committee also reviews and approves all related party transactions and considers information regarding potential relationships between the Company and the directors, executive officers or their immediate family members.
The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered public accounting firm for the purpose of preparing or issuing an audit report or related work. Such responsibility includes the resolution of disagreements between management and our registered public accounting firm regarding financial reporting. There were no such disagreements in fiscal year 2013. Our registered public accounting firm reports directly to the Audit Committee. The Audit Committee has the authority, to the extent it deems necessary or appropriate to carry out its duties, to retain independent legal, accounting or other advisors. The Company covers all payments to these independent advisors. The

Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
The Board has determined that Mr. Herron is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. All members of the Audit Committee are independent directors as defined in the NASDAQ Rules and Rule 10A-3 of the Exchange Act.
The Audit Committee operates pursuant to a charter duly adopted by the Board. A current copy of the Audit Committee charter is available on our website at www.josbank.com.

INFORMATION REGARDING OUR NAMED EXECUTIVE OFFICERS
Generally, a named executive officer is a company’s chief executive officer, its chief financial officer and its three other most highly compensated executive officers. Our named executive officers for our 2013 fiscal year were: R. Neal Black, our Chief Executive Officer; David E. Ullman, our Chief Financial Officer; and Robert B. Hensley, Gary M. Merry and James W. Thorne, our three other most highly compensated executive officers. Messrs. Hensley, Merry, Thorne and Ullman are sometimes referred to collectively in this Form 10-K/A as our “Executive Vice Presidents.” Our named executive officers are our only "executive officers" (as defined in Exchange Act Rule 3b-7). The following table sets forth the name, age and position(s) of each of our five named executive officers as of May 7, 2014:

Name	Age	Position
R. Neal Black	59	Director, President and Chief Executive Officer
Robert B. Hensley	61	Executive Vice President for Human Resources, Real Estate and Loss Prevention
Gary M. Merry	51	Executive Vice President for Store and Catalog Operations
James W. Thorne	53	Executive Vice President for Merchandising and Chief Merchandising Officer
David E. Ullman	56	Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer
R. NEAL BLACK
R. Neal Black has served as one of our directors and as our Chief Executive Officer since December 2008. Mr. Black has been our President since April 2007. He joined the Company in January 2000 and served as Executive Vice President-Merchandising and Marketing from January 2000 to April 2007. In addition, Mr. Black was our Chief Merchandising Officer from January 2000 to December 2008. Mr. Black has spent his entire professional career in the retail industry including: from 1998 to 2000, with McRae’s department stores, a division of Saks Incorporated, as Senior Vice President/General Merchandise Manager; from 1995 to 1998, with Venture Stores, Inc., a publicly traded family value retailer, ending as Senior Vice President of Product Development and General Merchandise Manager; from 1992 to 1995, with Gottschalks Department Stores, a regional department store headquartered in Fresno, California, ending as Vice President/General Merchandise Manager; from 1983 to 1992, with Design Linens, Inc., a privately-owned specialty retail chain headquartered in Portland, Oregon, ending as President; and from 1976 to 1983, with Meier & Frank, a division of May Department Stores, ending as a Buyer.

ROBERT B. HENSLEY
Robert B. Hensley has been our Executive Vice President for Human Resources, Real Estate and Loss Prevention since July 2007. Mr. Hensley was our Executive Vice President-Store Operations, Real Estate and Human Resources from April 2007 to July 2007 and our Executive Vice President-Stores Operations from December 1999 to April 2007.

GARY M. MERRY
Gary M. Merry has been our Executive Vice President for Store and Catalog Operations since July 2007. Mr. Merry was our Senior Vice President for Operations from April 2007 to July 2007 and our Senior Vice President-Chief Information Officer from July 2001 to April 2007.

JAMES W. THORNE
James W. Thorne has been our Executive Vice President for Merchandising and Chief Merchandising Officer since February 2009. Mr. Thorne joined the Company in 1986 and has held a variety of increasingly important merchandising positions, including: Senior Vice President for Merchandising from September 2008 to January 2009; Senior Vice President for Planning and Allocation from June 2005 to September 2008; and Vice President/General Merchandise Manager for Tailored Clothing from February 2000 to June 2005.
DAVID E. ULLMAN
David E. Ullman has been our Executive Vice President-Chief Financial Officer since September 1995. Mr. Ullman is our Principal Financial and Accounting Officer.

Item 11.	EXECUTIVE COMPENSATION.
EXECUTIVE COMPENSATION AND RELATED INFORMATION
COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis discusses the principles underlying the Company’s compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. This discussion focuses on the compensation of our named executive officers. This discussion and analysis provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the tables and narratives that follow.
PROCESS OF DETERMINING EXECUTIVE COMPENSATION
Our Compensation Committee determines the compensation of our named executive officers and may advise the Board, or take other action, on other matters of compensation. At our June 21, 2013, annual meeting of stockholders, a majority of the votes of stockholders were cast against the advisory resolution to approve the compensation of our named executive officers (Say on Pay). In response to this vote, the Company had planned on engaging with shareholders to determine the reasons for the vote. The results of that inquiry would have been used by the Compensation Committee to determine what, if any, changes in our compensation structure for the named executive officers may have been appropriate. However, in light of the pending Merger Transactions and the resulting agreements regarding executive compensation, the Compensation Committee did not believe that a re-evaluation of our compensation structure for the named executive officers for fiscal year 2014 was necessary.
Management provides the Compensation Committee with material for review concerning the compensation of the named executive officers, including a history of salary and other compensation paid to each named executive officer. The final determination of all compensation matters for our named executive officers is in the sole discretion of the Compensation Committee. Charles D. Frazer, our corporate Secretary, acts as Secretary to the Compensation Committee and is usually present during general, but not executive, sessions of the Compensation Committee. Mr. Frazer does not participate in the deliberations of the Compensation Committee. The Compensation Committee reviews the performance of each named executive officer against the established criteria for payment of incentive compensation for performance in the prior year and determines whether and in what amount incentive compensation should be paid. The Compensation Committee also considers compensation matters applicable to the current fiscal year and, when appropriate, authorizes employment agreements, agreement extensions, base salary increases and equity and non-equity incentive compensation targets.
OBJECTIVES OF THE COMPENSATION PROGRAM
Our Compensation Committee applies a consistent philosophy to compensation for our named executive officers. This philosophy is based on the premise that the Company’s achievements are the result of the coordinated efforts of all of our employees working toward common objectives. We strive to achieve those objectives through teamwork that is focused on meeting the expectations of our customers and stockholders. The primary objectives of the compensation program are to:

•	align compensation with our corporate performance, strategies and business objectives;

•	enable the Company to attract, retain and reward senior managers who contribute to the long-term success of the Company; and

•	promote the achievement of key financial performance measures by linking compensation to the achievement of measurable corporate performance goals.
We believe that this compensation program allows us to successfully attract and retain talented individuals, enhance stockholder value and foster innovation.
To achieve these objectives, our Compensation Committee has established the following principles to guide the development of our compensation program and to provide a framework for all compensation decisions: (a) provide a total compensation package that will attract the best talent to the Company, motivate individuals to perform at their highest levels, reward outstanding performance and retain executives whose skills are critical for building long-term stockholder value and (b) establish performance-based incentives that are directly tied to the overall financial results of the Company.
COMPONENTS OF OUR EXECUTIVE COMPENSATION PROGRAM
The primary elements of our executive compensation program are:

•	Base salary;

•	Non-equity performance-based incentive compensation (in the form of cash bonuses);

•	Equity performance-based incentive compensation (in the form of restricted stock units); and

•	Other employee benefits and non-cash perquisites.
In order to permit us to retain our named executive officers and to provide sufficient incentives for their highest possible level of performance, salaries and incentive compensation of such officers are reviewed at least annually and may be adjusted after taking into account market conditions, individual responsibilities, experience, performance and other factors (including, where applicable, the terms of their employment agreements). Each named executive officer is employed by the Company pursuant to an employment agreement which sets forth, among other matters, the executive officer’s annualized cash base salary and non-equity incentive compensation opportunity (expressed as a percentage of base salary). Mr. Black’s agreement also sets forth his equity incentive compensation opportunity (expressed as a percentage of base salary).
These agreements with our named executive officers provide for certain potential payments upon termination for a variety of reasons, including, for Mr. Black only, a different level of payments following a change in control of the Company. We have provided more detailed information about these benefits, along with estimates of their values under certain circumstances, below under the title “Potential Payments on Termination or Change in Control.” We believe these benefits help us compete for the services of talented individuals in a manner which is responsible and in the best interests of our Company and stockholders.
Substantially all of the incentive compensation paid or granted to our named executive officers is intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. Our compensation-setting process consists of establishing for each named executive officer a targeted overall compensation level intended to permit us to retain that officer and provide sufficient incentive for his highest possible level of performance. The targeted compensation level is then allocated between base salary; non-equity incentive compensation (in the form of cash bonuses); and equity incentive compensation (in the form of restricted stock units). Unless otherwise provided in the employment agreement for a particular named executive officer, neither the targeted compensation nor the allocation thereof is fixed by formula. Rather, they are determined based on many factors including performance, internal pay equity, external market factors, reasonable employee expectations and pay history.
Base Salary
We pay a base salary to attract talented executives and provide them with a secure base of cash compensation. The Compensation Committee typically reviews compensation for the named executive officers at a time proximate to the filing of our Annual Report on Form 10-K for the prior fiscal year. Annual increases are not assured. Generally, in deciding whether, and to what extent, to make an adjustment to the respective base salaries of the named executive officers (other than the Chief Executive Officer), an important factor considered by the Compensation Committee is the Chief Executive Officer’s evaluation of the individual performance of each Executive Vice President. Generally, the Chief Executive Officer makes his recommendation based upon his evaluation of each other named executive officer’s individual contribution to the performance of the Company and such other factors as he may deem relevant.

Pursuant to his employment agreement, in the event the Company grants base salary increases generally for other employees of the Company, Mr. Black is entitled to a base salary increase of not less than the annual percentage increase in the consumer price index. For fiscal year 2013, the Compensation Committee approved for Mr. Black a 2% base salary increase to $807,100, contingent upon the Company authorizing base salary increases generally for other employees in fiscal year 2013. The Company did not authorize base salary increases generally for other employees in fiscal year 2013 and therefore Mr. Black’s base salary was not increased in fiscal year 2013. The Compensation Committee did not approve a base salary increase for Mr. Black for fiscal year 2014. The Compensation Committee did not approve base salary increases for our Executive Vice Presidents for fiscal year 2013 or for fiscal year 2014. In the event general base salary increases are granted to other employees of the Company at some later date this year, the Compensation Committee will, consistent with Mr. Black's employment agreement, re-consider its decision with respect to Mr. Black's base salary and may re-consider its decision with respect to the base salaries of our executive vice presidents. The following table sets forth the current annualized base salary for each of the named executive officers:

Named Executive Officer	Current Fiscal 2014 Annualized Base Salary ($)
R. Neal Black	791,275
Robert B. Hensley	494,900
Gary M. Merry	465,000
James W. Thorne	440,000
David E. Ullman	469,650
Non-Equity Incentive Compensation
If approved by the Compensation Committee, non-equity incentive compensation to the named executive officers is generally paid under the Jos. A. Bank Clothiers, Inc. Executive Management Incentive Plan (the “Cash Incentive Plan”). The Cash Incentive Plan is intended to permit award payments that may qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company’s ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section. For each of fiscal year 2013 and fiscal year 2014, the Compensation Committee established under the Cash Incentive Plan cash incentive programs designed to reward Company-wide performance through tying the payment of non-equity incentive compensation primarily to, among other things, the earning by the Company of certain net income goals. Such cash incentive programs are referred to herein respectively as the “2013 Cash Incentive Program” and the “2014 Cash Incentive Program” and collectively as the “Cash Incentive Programs.” For purposes of the 2014 Cash Incentive Program, “net income” (a) will be determined after deduction of all 2014 Cash Incentive Program and other compensation expenses and (b) will exclude any one-time or unusual items (such as items associated with the Merger Transactions or Everest Transactions). If awards had been authorized under the 2013 Cash Incentive Program (which they were not), they would have been paid in cash. Any awards which may be authorized under the 2014 Cash Incentive Program are expected to be paid in cash.

The key performance goal under each of the Cash Incentive Programs is the Company earning net income within or above a specified range (the “Eligibility Range”) for the applicable fiscal year. One Eligibility Range is established for our Chief Executive Officer and one Eligibility Range is established for our Executive Vice Presidents. Within each Eligibility Range is a series of discrete net income levels. If the Company’s net income is below the Eligibility Range for a particular Cash Incentive Program, an award payment cannot be authorized under that program. If the Company’s net income is within the Eligibility Range, the percentage of the award target which each named executive officer is eligible to earn increases at each new net income level. Awards are not prorated between income levels. If the Company’s net income is at or above the highest level of net income within the Eligibility Range, each named executive officer is eligible to earn his maximum award target. As net income is a key factor in determining a company’s overall financial success, the Compensation Committee believes that using Eligibility Ranges based on net income is an appropriate basis for establishing incentive compensation goals.

The Company earning net income within or above the applicable Eligibility Range is the only performance goal under each of the Cash Incentive Programs for Mr. Black, our Chief Executive Officer. With respect to Messrs. Hensley, Merry, Thorne and Ullman, our Executive Vice Presidents (who are the only other named executive officers), the following goals (the “Personal Goals”) may also be considered and utilized by the Compensation Committee in its exercise of negative discretion to reduce the amount of an award that would otherwise have been payable at any particular level of net income achieved by the Company: (a) the participant receiving an overall job performance rating of “Effective” or better (the equivalent of 3 out of 5);

(b) the participant complying with the Company’s Code of Conduct, Associate Handbook and other rules, regulations and policies and not engaging in any dishonest acts or other acts that are or may be detrimental to customers, fellow associates or the Company; and (c) the participant achieving specific goals for departmental or individual performance. The Personal Goals, together with the Company earning net income within or above the Eligibility Range, are collectively referred to as the “Performance Goals.” Without regard to the goals which are otherwise applicable to earning an award under the 2014 Cash Incentive Program, upon closing of the Merger Transactions (assuming that occurs during the 2014 fiscal year), each named executive officer who remained employed by the Company through the closing date will earn a prorated portion of his maximum potential cash bonus under the 2014 Cash Incentive Program, based on the number of days from February 2, 2014 (the first day of fiscal year 2014) through the date of closing.

For the 2014 Cash Incentive Program, the Compensation Committee established for our named executive officers an Eligibility Range of $83.7 million to $89.9 million of net income. If the Company earns net income below the low end of the applicable Eligibility Range, the named executive officer will not receive an award payment under the 2014 Cash Incentive Program. At $83.7 million of net income, Mr. Black will be eligible to receive up to 60% of his base salary and each Executive Vice President will each be eligible to receive up to 10% of his base salary. At or above $89.9 million of net income, Mr. Black will be eligible to receive up to approximately 151.6% of his base salary and each Executive Vice President will be eligible to receive up to 65% of his base salary. Between the low and high ends of the Eligibility Ranges, the percentage of base salary which each participant will be eligible to receive will increase as net income increases.

For the 2013 Cash Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $91.0 million to $100.2 million of net income and for the Executive Vice Presidents an Eligibility Range of $91.5 million to $101.1 million of net income. If the Company had earned net income below the low end of the Eligibility Range, the applicable participant would not have received an award payment under the 2013 Cash Incentive Program. At $91.0 million of net income, Mr. Black would have been eligible to receive up to 60% of his base salary; at $91.5 million of net income, Messrs. Hensley, Merry, Thorne and Ullman would each have been eligible to receive up to 10% of their respective base salaries. At or above $100.2 million of net income, Mr. Black would have been eligible to receive up to approximately 151.6% of his base salary; at or above $101.1 million of net income, Messrs. Hensley, Merry, Thorne and Ullman would each have been eligible to receive up to 65% of their respective base salaries. Between the low and high ends of the Eligibility Ranges, the percentage of base salary which each participant would have been eligible to receive would have increased at each new net income level.

The Company’s fiscal year 2013 net income was below the lowest levels of net income in the Eligibility Ranges for the 2013 Cash Incentive Program. Therefore, no award payments could be, or were, authorized for or paid to any of the named executive officers under such program.

Equity Incentive Compensation
If approved by the Compensation Committee, equity incentive compensation may be granted to the named executive officers under the Jos. A. Bank 2010 Equity Incentive Plan (the "Equity Incentive Plan"). The principal purposes of the Equity Incentive Plan are to promote the interests of the Company and our stockholders by providing our employees, directors and consultants with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company or its subsidiaries, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling their personal responsibilities for long-range and annual achievements. The Equity Incentive Plan is intended to permit the grant of “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, thereby preserving the Company’s ability to receive federal income tax deductions for those awards to the extent that they in fact comply with that Code section.

For each of fiscal year 2013 and fiscal year 2014, the Compensation Committee established under the Equity Incentive Plan restricted stock unit programs designed to reward Company-wide performance through tying the earning of equity incentive compensation primarily to, among other things, the earning by the Company of certain net income goals. Such equity incentive programs are referred to herein respectively as the “2013 Equity Incentive Program” and the “2014 Equity Incentive Program” and collectively as the “Equity Incentive Programs.” For purposes of the 2014 Equity Incentive Program, “net income” (a) will be determined after deduction of all 2014 Equity Incentive Program and other compensation expenses and (b) will exclude any one-time or unusual items (such as items associated with the Merger Transactions or Everest Transactions). If awards had been authorized under the 2013 Equity Incentive Program (which they were not), they would have been paid in performance restricted stock units (“Performance RSUs”). Any awards which may be authorized under the 2014 Equity Incentive Program are expected to be paid in Performance RSUs.

The performance goals under each of the Equity Incentive Programs are qualitatively the same as the Performance Goals under the Cash Incentive Programs, i.e., such goals are based upon the Company earning net income within or above an

Eligibility Range for the applicable fiscal year and, with respect to the Executive Vice Presidents, the Personal Goals as set forth above under “Non-Equity Incentive Compensation.” As net income is a key factor in determining a company’s overall financial success, the Compensation Committee believes that using an Eligibility Range based on net income is an appropriate basis for establishing incentive compensation goals.

If the Company’s net income is below the Eligibility Range for a particular Equity Incentive Program, no Performance RSUs can be earned under that program. If the Company’s net income is within the Eligibility Range, the number of Performance RSUs which the named executive officers are eligible to earn increases at each new net income level. Awards are not prorated between income levels. If the Company’s net income is at or above the highest level of net income within the Eligibility Range, each named executive officer is eligible to earn his maximum award target. Without regard to the goals which are otherwise applicable to earning Performance RSUs under the 2014 Equity Incentive Program, upon closing of the Merger Transactions (assuming that occurs during the 2014 fiscal year), each Executive Officer who remained employed by the Company through the closing date will earn a prorated portion of his maximum potential RSU award under the 2014 Equity Incentive Program, based on the number of days from February 2, 2014 (the first day of fiscal year 2014) through the date of closing.

For the 2014 Equity Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $84.3 million to $89.9 million of net income and for our Executive Vice Presidents an Eligibility Range of $88.6 million to $91.1 million of net income. If the Company earns net income below the low end of the Eligibility Range, the applicable participant cannot earn Performance RSUs under the 2014 Equity Incentive Program. At $84.3 million of net income, Mr. Black will be eligible to earn Performance RSUs having a value of up to $178,675; at $88.6 million of net income, each Executive Vice President will be eligible to earn Performance RSUs having a value of up to $50,000. At or above $89.9 million of net income, Mr. Black will be eligible to earn Performance RSUs having a value of up to of $1,965,425; at or above $91.1 million of net income, each Executive Vice President will be eligible to earn Performance RSUs having a value of up to of $150,000. Between the low and high ends of the Eligibility Ranges, the value of Performance RSUs which each participant will be eligible to earn will increase as net income increases. The number of Performance RSUs granted was determined based on $64.48 per unit, the equivalent of the closing price of a share of common stock on April 2, 2014, the date of grant under the 2014 Equity Incentive Program.

For the 2013 Equity Incentive Program, the Compensation Committee established for Mr. Black an Eligibility Range of $92.8 million to $100.2 million of net income and for the Executive Vice Presidents an Eligibility Range of $99.8 million to $102.0 million of net income. If the Company had earned net income below the low end of the Eligibility Range, the applicable participant would not have received an award payment under the 2013 Equity Incentive Program. At $92.8 million of net income, Mr. Black would have been eligible to earn a number of Performance RSUs having a value of up to $182,248; at $99.8 million of net income Messrs. Hensley, Merry, Thorne and Ullman would have each been eligible to earn a number of Performance RSUs having a value of up to $50,000. At or above $100.2 million of net income, Mr. Black would have been eligible to earn a number of Performance RSUs having a value of up to $2,004,732; at or above $102.0 million of net income, Messrs. Hensley, Merry, Thorne and Ullman would have each been eligible to earn a number of Performance RSUs having a value of up to $150,000. Between the low and high ends of the Eligibility Ranges, the number of Performance RSUs which each participant would have been eligible to earn would have increased at each new net income level. The number of Performance RSUs granted was determined based on $39.18 per unit, the equivalent of the closing price of a share of common stock on April 2, 2013, the date of grant under the 2013 Equity Incentive Program.

The Company's fiscal year 2013 net income was below the lowest levels of net income in the Eligibility Ranges for the 2013 Equity Incentive Program. Therefore, no awards could be, or were, earned by any of the named executive officers under such program.

Negative Discretion
For each of the Incentive Programs (i.e., the 2013 Cash Incentive Program, the 2013 Equity Incentive Program, the 2014 Cash Incentive Program and the 2014 Equity Incentive Program), the Compensation Committee was or is entitled to exercise negative discretion to reduce the amount of a cash award that otherwise would have been payable to, or to reduce the number of Performance RSUs that would otherwise have been earned by, a named executive officer at any particular level of net income achieved by the Company, even if the Company’s net income is within or above the applicable Eligibility Range or level.
In deciding whether, and to what extent, to pay a cash award to, or to certify the earning of Performance RSUs by, an Executive Vice President, an important factor which may also be considered by the Compensation Committee in exercising its negative discretion is Mr. Black’s evaluation of the individual performance of each Executive Vice President. Mr. Black shall make a recommendation to the Compensation Committee for a cash and/or equity award to each Executive Vice President at or below the applicable bonus potential based upon his evaluation of the Executive Vice President’s satisfaction of the applicable Performance Goals, the Executive Vice President’s contribution to the performance of the Company and such other factors as Mr. Black may deem relevant.
The final determination of the amount of a cash award that will be paid to, or the number of Performance RSUs that will be earned by, each named executive officer is made by the Compensation Committee; however, the Compensation Committee may not increase the cash award payable to, or the number of Performance RSUs which will be earned by, a named executive officer above the amount or number that is otherwise applicable at any particular level of net income achieved by the Company. The Incentive Programs do not confer any right or entitlement to the receipt of any cash or equity award. Notwithstanding the foregoing, without regard to the goals which are otherwise applicable to earning an award under the 2014 Cash Incentive Program and the 2014 Equity Incentive Program, upon closing of the Merger Transactions, each named executive officer who remained employed by the Company through the closing date will earn a prorated portion of his maximum potential cash bonus under the 2014 Cash Incentive Program and a prorated portion of his maximum potential RSU award under the 2014 Equity Incentive Program, based on the number of days from February 2, 2014 (the first day of fiscal year 2014) through the date of closing.
Other Employee Benefits and Non-Cash Compensation
In addition to the compensation described above, certain perquisites and benefits are provided to our named executive officers in cash, in-kind or through direct payment to third party providers. The Company believes these perquisites and benefits help us to be competitive in attracting and retaining senior management and are commensurate with the experience and skill of our named executive officers. In fiscal year 2013, the total value of these perquisites and benefits for the named executive officers ranged from approximately 6.2% to approximately 8.4% of base salary of the applicable named executive officer.
Certain perquisites are provided in accordance with the respective employment agreements of the named executive officers. Messrs. Black, Hensley, Merry and Thorne each receive a car allowance. Mr. Ullman receives the use of a Company-leased car.
Certain benefits are made available by the Company under broad-based programs offered to most of our employees, including the named executive officers. Such benefits include insurance for medical, prescription drugs, dental, vision, long-term disability, life and accidental death and dismemberment and a legal services plan. For each of the named executive officers, the Company pays for these insurance benefits, as well as insurance for up to $2,500 of medical expense reimbursement. The Company also sponsors a 401(k) plan. The Company has generally elected, from year to year, to make a discretionary contribution to employees’ 401(k) accounts. In the event the Company elects to make a discretionary contribution, the named executive officers would be eligible to participate on the same basis as all other eligible employees; provided, however, that the contribution for certain executives may be limited by IRS rules.
In March 2010, the Board adopted the 2010 Deferred Compensation Plan, which is a nonqualified, unfunded plan designed to provide a select group of the Company’s senior management (which includes each of the named executive officers), highly compensated employees and non-employee directors with the opportunity to accumulate capital by deferring compensation on a pre-tax basis. The 2010 Deferred Compensation Plan strengthens the ability of the Company to attract, reward and retain eligible employees and non-employee directors by providing them with a means to defer receipt of cash and shares of common stock associated with future grants of restricted stock units, performance share awards and certain other cash- and stock-based awards.
Employees who participate in the 2010 Deferred Compensation Plan may defer either all or none of any restricted stock unit awards, up to 15% of base salary and up to 25% of cash bonuses and incentive awards. Non-employee directors who participate in the 2010 Deferred Compensation Plan may defer all or none of any restricted stock unit awards and any other incentive compensation and all or none of their annual retainer fees, committee chairman fees, lead director fees and meeting fees.
All cash and awards that are to be deferred under the 2010 Deferred Compensation Plan will be deemed invested in Company common stock equivalent units. In the case of stock-based awards that are deferred, the number of common stock equivalent units credited to a participant’s account will be based on the number of shares underlying those awards. In the case of cash deferrals, the number of common stock equivalent units credited to a participant’s account will be based on the Company’s share price on the date of the deemed investment. If stock-based awards are subject to a vesting condition, the investment in stock unit equivalents will be deemed to occur on the date that the award vests.
In general (and subject to certain exceptions set forth in the 2010 Deferred Compensation Plan), elections to defer compensation must be made in the tax year prior to the year in which the compensation would otherwise be earned. At the time that an employee makes each deferral election, he or she may choose between a distribution upon separation from service (subject to a 6-month delay applicable to certain officers) or payment at a scheduled future date of 5 years or 10 years following the end of the year in which that election becomes irrevocable. Regardless of election, distributions to employees will be made upon the first to occur of (a) separation from service (subject to a 6-month delay applicable to certain officers); (b) occurrence of the 5 or 10 year scheduled distribution date, as applicable; (c) a change in control of the Company; or (d) the employee's death. Distributions to Non-Employee Directors will be made upon the first to occur of (x) separation from service; (y) change in control of the Company; or (z) death. Distributions under the 2010 Deferred Compensation Plan will generally be paid in shares of Company common stock, with fractional shares paid in cash. However, the Company’s Compensation Committee has the discretion to make a determination that distributions be paid in cash or a combination of cash and shares. The Second Amended Offer, if consummated according to its terms, is expected to constitute a change in control of the Company under the 2010 Deferred Compensation Plan. In connection with the Merger, the non-employee directors and named executive officers will receive, with respect to the shares distributed from the 2010 Deferred Compensation Plan, the same $65.00 per Share consideration being offered to all other stockholders of the Company in connection with the Second Amended Offer. In the event of an unforeseeable emergency, a participant will be permitted, subject to plan rules, to elect a hardship distribution from his or her account prior to the otherwise applicable payment date.
The Company also maintains a nonqualified deferred compensation plan (the “Fidelity Deferred Compensation Plan”) that is administered by Fidelity Management Trust Company (“Fidelity”). Under the Fidelity Deferred Compensation Plan, certain executives, including the named executive officers, are entitled to defer up to 15% of their base salary and up to 25% of their annual non-equity incentive compensation. Effective salary deferral elections must be made by eligible executives prior to the end of the calendar year with respect to salary amounts to be earned in the following year and effective non-equity incentive compensation deferral elections must be made no later than six months prior to the end of the applicable performance period. Participants in the Fidelity Deferred Compensation Plan are entitled to direct the investment of the deferred amounts by selecting one or more permissible investment alternatives offered under the plan. Under the Fidelity Deferred Compensation Plan, participants are entitled to change their investment selection by contacting Fidelity. The Company does not restrict the frequency of changes in the investment selection. Fidelity maintains an excessive trading policy which generally prohibits exchanges in and then out of a fund option within 30 days (a “roundtrip”). Under Fidelity’s excessive trading policy, participants are limited to one roundtrip transaction per fund within any rolling 90-day period, subject to an overall limit of four roundtrip transactions across all funds over a rolling 12-month period. The value of the participant’s investment is based directly on the performance of the underlying mutual funds selected by the participants.
Under the Fidelity Deferred Compensation Plan, a participant is entitled to elect to receive distributions, either in a lump sum or in a series of substantially equal payments, either at separation of service or at the earlier of separation of service or reaching a pre-selected age. Regardless of any such election made by the participant, a lump sum distribution will automatically be made upon the earlier to occur of (a) separation of service prior to age 62; (b) the participant's death; or (c) a change in control of the Company. The Second Amended Offer, if consummated according to its terms, is expected to constitute a change in control of the Company.
We do not contribute to the Fidelity Deferred Compensation Plan or guarantee or supplement deemed investment returns on the participants’ accounts. The Fidelity Deferred Compensation Plan essentially operates as an uninsured, tax-advantaged personal brokerage account of the participant. Participation in this plan does not affect the participant’s base salary or annual incentive compensation. Amounts deferred under the Fidelity Deferred Compensation Plan are held in trust for payment of benefits under the plan, subject to the claims of the Company’s general creditors.
The 2010 Deferred Compensation Plan and the Fidelity Deferred Compensation Plan provide an opportunity for the participants to save for future financial needs at little cost to the Company. Providing these nonqualified deferred compensation plans contributes to the Company’s attractiveness as an employer by providing the Company with a method of rewarding and retaining these individuals.
For a more detailed discussion of the amounts earned in fiscal year 2013 under the Fidelity Deferred Compensation Plan by our named executive officers, see the Nonqualified Deferred Compensation table and accompanying narrative below.

TAX AND ACCOUNTING CONSIDERATIONS
Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the tax deductibility of nonperformance-based compensation that is paid to a “covered employee.” Compensation that qualifies as “performance-based compensation” is excluded from the $1 million deductibility cap, and therefore remains fully deductible by the Company. In making compensation design and award decisions, the Company takes Section 162(m) into account in determining the total compensation cost which may be incurred by the Company. If, consistent with our business needs and without violating contractual obligations, we are able to structure compensation arrangements to eliminate the negative effects of Section 162(m), we will do so. If, however, the Company’s business needs dictate hiring or making compensation decisions which may result in the Company incurring non-deductible compensation expense, the Company will take such actions as may be necessary to meet those needs. For example, a much sought-after candidate for employment may be able to command in the marketplace compensation arrangements which do not meet the exceptions to the deductibility limitations under Section 162(m). In fiscal years 2013, 2012 and 2011, substantially all compensation paid by the Company was deductible without limitation under Section 162(m). We were limited under Section 162(m) in prior years and may be limited in future years. To mitigate the impact of Section 162(m), the Company adopted the Cash Incentive Plan and the Equity Incentive Plan.
In fiscal year 2006, the Company adopted the Statement of Financial Accounting Standards No. 123R, now codified as FASB ASC Topic 718 - Stock Compensation (“FASB ASC 718”), which generally requires a public entity to measure the cost of employee services received for an award of equity instruments based on the grant-date fair value of the award. The adoption of FASB ASC 718 had no material effect on our financial statements, because, at the time of the adoption, all options issued under our previous equity incentive plans were fully vested. FASB ASC 718 will govern the expense to the Company associated with any equity that may be issued under the Equity Incentive Plan. Generally, such equity will be expensed over the associated vesting period established pursuant to an equity award.

ARRANGEMENTS WITH NON-EMPLOYEE DIRECTORS AND NAMED EXECUTIVE OFFICERS RELATING TO THE MERGER

Shares Held by Non-Employee Directors and Named Executive Officers
As a group, the non-employee directors and named executive officers of the Company hold an aggregate of approximately 380,440 Shares as of May 7, 2014. If the Company's non-employee directors and named executive officers were to tender any Shares they own for purchase pursuant to the Second Amended Offer, then they would receive the same cash consideration per Share on the same terms and conditions as the other stockholders of the Company who tender their Shares. If the non-employee directors and named executive officers were to tender all of the 380,440 Shares owned by them for purchase pursuant to the Second Amended Offer and those Shares were purchased by Java for $65.00 per Share, then the non-employee directors and named executive officers would collectively receive an aggregate amount of approximately $24,728,600 in cash. To the knowledge of the Company, all of the Company's non-employee directors and named executive officers currently intend to tender all of their Shares pursuant to the Second Amended Offer. If the non-employee directors and named executive officers continue to hold such Shares at the time of the Merger, they would receive the same Merger Consideration as the other stockholders of the Company who hold Shares at the time of the Merger (other than Men’s Wearhouse, Java and stockholders who exercise and perfect their appraisal rights under the Delaware General Corporate Law).

Equity-Based Awards Held by Non-Employee Directors and Named Executive Officers
Set forth below is a discussion of the treatment in connection with the Second Amended Offer of equity incentive compensation awards held by the Company's non-employee directors and named executive officers. For purposes of valuing the amount of benefits that could be realized by the non-employee directors and named executive officers in respect of such awards in connection with the Second Amended Offer, the discussion below reflects the provisions of the Merger Agreement, which provide generally that the non-employee directors and named executive officers will receive in connection with the Merger, with respect to the shares subject to such awards, the same $65.00 per Share consideration being offered to all other stockholders of the Company in connection with the Second Amended Offer. The Second Amended Offer, if consummated according to its terms, is expected to constitute a change in control of the Company as defined in the plans under which the awards were granted.

Treatment of Restricted Stock Units
The Equity Incentive Plan provides for awards to non-employee directors. Unless the Company's Compensation Committee determines otherwise, on June 1 of each year, (or the next business day thereafter if June 1 is not a business day) each person then serving as a non-employee director receives an annual award of 2,250 restricted stock units. Unless the Company's Compensation Committee determines otherwise, each person who first becomes a non-employee director after June 17, 2010 receives an inaugural award of 1,500 restricted stock units upon election to the Board. These restricted stock units vest approximately (but not less than) twelve months following the date of grant.

The following table summarizes, with respect to each non-employee director, the cash value, based on the Merger Consideration of $65.00 per Share, in respect of the unvested restricted stock units as of May 7, 2014 which will be received by the non-employee directors in connection with the Merger, pursuant to the terms of the Merger Agreement which provides that all such units will be cancelled in exchange for a payment equal to the Merger Consideration at the time of the Merger. Such unvested restricted stock units are otherwise scheduled to vest on June 3, 2014, except those related to Mr. Bergren which are scheduled to vest on September 4, 2014.

Directors	Number of Unvested Restricted Stock Units (#)	Value of Unvested Restricted Stock Units ($)
Byron Bergren	1,500	97,500
James H. Ferstl	2,250	146,250
Andrew A. Giordano	2,250	146,250
William E. Herron	2,250	146,250
Sidney H. Ritman	2,250	146,250
Robert N. Wildrick	2,250	146,250

Treatment of Performance Restricted Stock Units
The Company has granted performance restricted stock units to its named executive officers under the Equity Incentive Plan. Under the Merger Agreement, earned, but unvested performance restricted stock awards, if any, will be subject to accelerated vesting; the extent of such vesting depends on the timing of the change in control in relation to the award's vesting schedule. As of the date hereof, there are no earned, but unvested performance restricted stock awards.

The following table summarizes, with respect to each named executive officer, the cash value, based on the Merger Consideration of $65.00 per Share, in respect of Performance RSUs granted to the named executive officers under the 2011 Equity Incentive Program. These are the only earned Performance RSUs which were unvested as of February 1, 2014. These Performance RSUs were earned because the relevant performance goals were satisfied. However, they were not vested as of February 1, 2014, because the relevant time-based vesting periods had not yet lapsed. The Performance RSUs granted under the 2011 Equity Incentive Program vested on March 29, 2014.

Named Executive Officers	Number of Performance Restricted Stock Units (#)	Value of Performance Restricted Stock Units ($)
R. Neal Black	12,049	783,185
Robert B. Hensley	3,078	200,070
Gary M. Merry	3,078	200,070
James W. Thorne	3,078	200,070
David E. Ullman	3,078	200,070

On April 2, 2014, the Compensation Committee authorized the grant to the named executive officers of Performance RSUs under the 2014 Equity Incentive Program. If the Merger occurs prior to the end of fiscal year 2014, the Merger Agreement provides that the number of Shares with respect to which the Merger Consideration will be payable for fiscal year 2014 will be calculated assuming maximum performance with respect to all performance goals and then pro-rated for the number of days elapsed in the performance period at the time of the Merger. The following table summarizes, with respect to each named executive officer, the cash value, based on the Merger Consideration of $65.00 per Share, in respect of Performance RSUs granted to the named executive officers under the 2014 Equity Incentive Program, without prorating in accordance with the Merger Agreement.

Named Executive Officers	Number of Performance Restricted Stock Units (#)	Value of Performance Restricted Stock Units ($)
R. Neal Black	30,481	1,981,265
Robert B. Hensley	2,326	151,190
Gary M. Merry	2,326	151,190
James W. Thorne	2,326	151,190
David E. Ullman	2,326	151,190

No Other Equity-Based Awards
Other than the restricted stock units and performance restricted stock units described above, there are no stock options or other equity or equity-based awards held by the Company's named executive officers or non-employee directors.

Treatment of Employee Benefits
The Merger Agreement provides that, for a period of one year following the Merger, Men’s Wearhouse will generally provide to each Company employee (i) base salary or hourly wage or commission rate and equity-based compensation (or cash incentive compensation of equivalent value) that, in each case, is no less favorable than the base salary or hourly wage or commission rate and equity-based compensation that was provided to the applicable Company employee immediately prior to the Merger and (ii) employee benefits (excluding any deferred compensation and post-termination health, medical or other welfare or life insurance benefits), that are substantially comparable in the aggregate to the employee benefits that were provided to the applicable Company employee immediately prior to the Merger.
The Merger Agreement provides that each Company employee will receive full credit for his or her service with the Company and its subsidiaries for purposes of eligibility, vesting (other than for purposes of future equity grants), and determination of the level of paid time off, vacation and sick leave benefits, under any benefit plans of Men’s Wearhouse, the Surviving Corporation or any of their subsidiaries in which the Company employee participates to the same extent recognized by the Company immediately prior to the Merger. Service credit will not be provided by Men’s Wearhouse, however, for purposes of any sabbatical plan, policy or arrangement, or to the extent that such recognition would result in a duplication of benefits for the same period or to the extent such service was not recognized under the corresponding Company employee benefit plan.

Men’s Wearhouse will, or will cause the Surviving Corporation or any of their respective subsidiaries to, as applicable (1) waive any preexisting condition limitations applicable to Company employees and their eligible dependents under any plan of Men’s Wearhouse or any of its subsidiaries that provides health benefits in which Company employees are eligible to participate following the Merger (other than limitations that were in effect with respect to such employees as of the Merger under analogous Company employees benefit plans), (2) honor any deductible, co-payment and out-of-pocket maximums incurred by Company employees and their eligible dependents under the Company health plans in which they participated immediately prior to the Merger during the portion of the calendar year prior to the Merger in satisfying the deductibles, co-payments or out-of-pocket maximums under the corresponding health plans of Men’s Wearhouse, the Surviving Corporation or any of their subsidiaries in which they participate after the Merger in the same plan year in which such deductibles, co-payments or out-of-pocket maximums were incurred and (3) waive any waiting period limitation or evidence of insurability requirement that would otherwise be applicable to the Company employee and his or her eligible dependents on or after the Merger, in each case to the extent such Company employee or eligible dependent had satisfied any similar limitation or requirement under an analogous Company employee benefit plan prior to the Merger.

Treatment of Company 2014 Incentive Plans
Without regard to the goals which are otherwise applicable to earning an award under the 2014 Cash Incentive Program and the 2014 Equity Incentive Program, upon closing of the Merger Transactions, each named executive officer who remained employed by the Company through the closing date will earn a prorated portion of his maximum potential cash bonus under the 2014 Cash Incentive Program and a prorated portion of his maximum potential RSU award under the 2014 Equity Incentive Program, based on the number of days from February 2, 2014 (the first day of fiscal year 2014) through the date of closing.
Company Transaction Retention Plan
In connection with entering into the Merger Agreement, the Company has established a Transaction Retention Plan (the “Retention Plan”), providing for cash retention payments (the “Retention Payments”), not to exceed an aggregate maximum amount of $7,000,000. Retention Payments will generally be paid on the 90th day following the closing of the Second Amended Offer, with certain exceptions, provided that the participant is still employed by the Surviving Corporation as of the date of the Retention Payments. Subject to the terms and conditions of the Retention Plan, named executive officers are eligible to receive the following Retention Payments in connection with the consummation of the Second Amended Offer:

Named Executive Officers	Retention Payment ($)
R. Neal Black	1,500,000
Robert B. Hensley	500,000
Gary M. Merry	500,000
James W. Thorne	300,000
David E. Ullman	1,000,000
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with the management of the Company the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Respectfully submitted, Compensation Committee:
Sidney H. Ritman (Chairman)
James H. Ferstl
William E. Herron

COMPENSATION TABLES

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning compensation earned by our named executive officers for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
R. Neal Black,	2013	791,275	—	2,004,723	—	—	77,042	49,009	2,922,049
President and Chief	2012	806,492	—	1,965,420	—	—	75,631	53,686	2,901,229
Executive Officer	2011	783,138	—	1,965,414	—	1,199,675	—	52,288	4,000,515
David E. Ullman,	2013	469,650	—	149,981	—	—	30,389	39,457	689,477
Executive Vice	2012	478,682	—	149,983	—		36,679	40,858	706,202
President-Chief Financial Officer	2011	467,325	—	149,960	—	305,273	—	41,330	963,888
Robert B. Hensley,	2013	494,900	—	149,981	—	—	18,903	38,202	701,986
Executive Vice President for Human Resources,	2012	504,417	—	149,983	—	—	29,765	40,596	724,761
Real Estate and Loss Prevention	2011	492,450	—	149,960	—	321,685	—	38,756	1,002,851
Gary M. Merry,	2013	465,000	—	149,981	—	—	—	30,210	645,191
Executive Vice President for	2012	473,942	—	149,983	—	—	—	33,121	657,046
Store and Catalog Operations	2011	432,500	—	149,960	—	302,250	—	30,944	915,654
James W. Thorne,	2013	440,000	—	149,981	—	—	—	31,084	621,065
Executive Vice President for Merchandising and	2012	448,462	—	149,983	—	—	—	33,763	632,208
Chief Merchandising Officer	2011	407,500	—	149,960	—	286,000	—	32,504	875,964
Notes to Summary Compensation Table
Stock Awards
In fiscal year 2013, the Company issued to each named executive officer a Performance Restricted Stock Unit Award Agreement. Mr. Black had the opportunity to earn a maximum of 51,167 Performance RSUs having a grant date fair value of $2,004,723 and each of the Executive Vice Presidents had the opportunity to earn a maximum of 3,828 Performance RSUs having a grant date fair value of $149,981. As the Company's fiscal year 2013 net income was below the lowest levels of net income in the Eligibility Ranges for the 2013 Equity Incentive Program, no awards could be, or were, earned by any of the named executive officers under such program.
In fiscal year 2012, the Company issued to each named executive officer a Performance Restricted Stock Unit Award Agreement. Mr. Black had the opportunity to earn a maximum of 36,076 Performance RSUs having a grant date fair value of $1,965,420 and each of the Executive Vice Presidents had the opportunity to earn a maximum of 2,753 Performance RSUs having a grant date fair value of $149,983. As the Company's fiscal year 2012 net income was below the lowest levels of net income in the Eligibility Ranges for the 2012 Equity Incentive Program, no awards could be, or were, earned by any of the named executive officers under such program.
In fiscal year 2011, the Company issued to each named executive officer a Performance Restricted Stock Unit Award Agreement under the 2011 Basic Equity Incentive Program. Mr. Black had the maximum opportunity to earn (and subsequently did earn) 40,341 Performance RSUs at a grant date fair value of $1,965,414 and each of the Executive Vice Presidents had the maximum opportunity to earn (and subsequently did earn) 3,078 Performance RSUs at a grant date fair value of $149,960. Also in fiscal year 2011, the Company issued to each named executive officer a Performance Restricted Stock Unit Award Agreement under the 2011 Supplemental Equity Incentive Program. Mr. Black had the maximum opportunity to earn 5,131

Performance RSUs at a grant date fair value of $249,982 and each of the Executive Vice Presidents had the maximum opportunity to earn 2,052 Performance RSUs at a grant date fair value of $99,973. None of such Performance RSUs under the supplemental program were earned by any of the named executive officers.
Amounts reported in column (e) represent the grant date fair value of restricted stock units issued to the named executive officers, based on the closing price of the Company’s common stock on the date of grant.
Non-Equity Incentive Plan Compensation
The amounts reported in column (g) reflect amounts earned by, and subsequently paid to, each named executive officer for the applicable fiscal year under the Company’s Cash Incentive Program for that year. No non-equity incentive compensation was paid to the named executive officers in fiscal year 2014 for performance in fiscal year 2013 or in fiscal year 2013 for performance in fiscal year 2012. The non-equity incentive compensation paid to the named executive officers in fiscal year 2012 for performance in fiscal year 2011 represented the maximum potential awards that could have been earned under the Cash Incentive Programs for that performance year.
Changes in Pension Value and Nonqualified Deferred Compensation Earnings
The Company does not maintain a pension plan for which the named executive officers are eligible. The amounts set forth in column (h) represent the above-market earnings, if any, by the named executive officers on their respective accounts in the Fidelity Deferred Compensation Plan. Under SEC regulations, the “market rate” of interest is deemed to be 120% of the applicable federal long-term rate. The above-market earnings credited to the participants in the Fidelity Deferred Compensation Plan were calculated as the difference between the return earned on such participants’ accounts during the applicable fiscal year and the interest that would have been earned at a rate equal to 120% of the applicable federal long-term rate.
All Other Compensation
The tables below set forth the components of the amounts reported as All Other Compensation in column (i). These components are: (a) either an allowance for a car or the use of a Company-leased car; (b) the incremental cost to the Company of a legal services plan and of insurance for health, prescription drugs, medical expense reimbursement, dental, vision, long-term disability, life, and accidental death and dismemberment; and (c) amounts contributed by the Company for the named executive officer under the Company’s 401(k) plan. Except with respect to Mr. Ullman, the amounts shown in column (a) below are cash allowances and reflect the actual dollar amounts paid in the applicable fiscal year. With respect to Mr. Ullman, the amount shown in column (a) reflects the value of Mr. Ullman’s personal use of a Company-leased car during the applicable fiscal year determined in accordance with applicable IRS regulations.

Named Executive Officer	Fiscal Year 2013 All Other Compensation ($)
	(a)	(b)	(c)	Total
R. Neal Black	19,200	27,309	2,500	49,009
David E. Ullman	14,819	22,138	2,500	39,457
Robert B. Hensley	9,600	26,102	2,500	38,202
Gary M. Merry	9,600	18,110	2,500	30,210
James W. Thorne	9,600	18,984	2,500	31,084

Named Executive Officer	Fiscal Year 2012 All Other Compensation ($)
	(a)	(b)	(c)	Total
R. Neal Black	19,570	29,216	4,900	53,686
David E. Ullman	15,736	20,222	4,900	40,858
Robert B. Hensley	9,785	25,911	4,900	40,596
Gary M. Merry	9,785	18,436	4,900	33,121
James W. Thorne	9,785	19,078	4,900	33,763

Named Executive Officer	Fiscal Year 2011 All Other Compensation ($)
	(a)	(b)	(c)	Total
R. Neal Black	19,200	27,698	5,390	52,288
David E. Ullman	15,941	19,999	5,390	41,330
Robert B. Hensley	9,600	23,766	5,390	38,756
Gary M. Merry	9,600	15,954	5,390	30,944
James W. Thorne	9,600	17,514	5,390	32,504
FISCAL 2013 GRANTS OF PLAN-BASED AWARDS
The following table sets forth information concerning grants of non-equity and equity awards to our named executive officers in fiscal year 2013 under the 2013 Cash Incentive Program and 2013 Equity Incentive Program.

	Grant Date (b)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#) (i)	All Other Option Awards: Number of Securities Underlying Options(4) (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
Name (a)		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
R. Neal Black	4/2/2013	484,260	—	1,223,668	4,651	—	51,167	—	—	—	2,004,723
David E. Ullman	4/2/2013	46,965	—	305,273	1,276	—	3,828	—	—	—	149,981
Robert B. Hensley	4/2/2013	49,490	—	321,685	1,276	—	3,828	—	—	—	149,981
Gary M. Merry	4/2/2013	46,500	—	302,250	1,276	—	3,828	—	—	—	149,981
James W. Thorne	4/2/2013	44,000	—	286,000	1,276	—	3,828	—	—	—	149,981

(1)
This column presents information about potential awards under the Company’s 2013 Cash Incentive Program. No actual payments were made pursuant to these awards. For a more detailed description of the 2013 Cash Incentive Program, see the “Non-Equity Incentive Compensation” section of the Compensation Discussion and Analysis above. The 2013 Cash Incentive Program does not specify a “target” amount; therefore the respective amounts in the “target” column are representative amounts based on the Company’s actual fiscal year 2013 performance. As the Company's fiscal year 2013 net income was below the lowest levels of net income in the Eligibility Ranges for the 2013 Cash Incentive Program, no awards could be, or were, earned by any of the named executive officers under such program. The “threshold” amount represents the amount payable at the lowest net income level at which any award was payable and the “maximum” is the amount payable at the highest net income level.

(2)
This column presents information about potential awards under the Company’s 2013 Equity Incentive Program. No awards were actually earned. For a more detailed description of the 2013 Equity Incentive Program, see the “Equity Incentive Compensation” section of the Compensation Discussion and Analysis above. The 2013 Equity Incentive Program does not specify a “target” amount; therefore the respective amounts in the “target” column are representative amounts based on the Company’s actual fiscal year 2013 performance. As the Company's fiscal year 2013 net income was below the lowest levels of net income in the Eligibility Ranges for the 2013 Equity Incentive Program, no awards could be, or were, earned by any of the named executive officers under such program. The “threshold” amount is the number of Performance RSUs issuable at the lowest net income level at which any Performance RSUs could be earned and the “maximum” is the number of Performance RSUs issuable at the highest net income level.

(3)	The Company did not grant any stock awards not otherwise disclosed in fiscal year 2013.

(4)	The Company did not grant any option awards in fiscal year 2013.
NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Employment Agreements
We had employment agreements with all of our named executive officers during fiscal year 2013. The material terms of each employment agreement are discussed below. Each named executive officer is entitled to certain payments following the termination of his employment with the Company. Set forth in the section below entitled “Potential Payments on Termination or Change in Control” is information regarding potential payments on termination or change in control which may be due to each named executive officer under certain circumstances.
R. Neal Black
Mr. Black is employed by the Company pursuant to an amended and restated employment agreement that expires on January 31, 2015. The employment agreement provides for an annual base salary, annual increases of not less than the percentage increase in the Consumer Price Index (in the event the Company grants base salary increases generally for other employees of the Company) and incentive compensation. Mr. Black’s current annualized base salary is $791,275. The Compensation Committee did not approve a base salary increase for Mr. Black for fiscal year 2014. In the event general base salary increases are granted to other employees of the Company at some later date this year, the Compensation Committee will, consistent with Mr. Black's employment agreement, re-consider its decision with respect to Mr. Black's base salary. The employment agreement provides for an annual incentive opportunity of up to 400% of base salary based upon the achievement of annual performance goals. If such incentive compensation is earned, not less than 150% of base salary is payable in cash and the balance, if any, may be paid in equity. The earned equity incentive compensation, if any, equal to the first 100% of base salary will vest on the later to occur of (a) the first anniversary of the equity grant date or (b) the date on which the Compensation Committee determines the degree to which the performance goals have been met. One-half of any additional earned equity bonus will vest on each of the second and third anniversaries of the grant date. The employment agreement also provides for benefits, perquisites, severance and an agreement not to compete with the Company, each of which is described in this Amendment No. 1 on Form 10-K/A. Mr. Black was elected to the Board in December 2008 concurrently with his appointment as our Chief Executive Officer. Mr. Black’s employment agreement provides that he will serve without additional compensation as a director of the Company and, if he should so desire, any of its subsidiaries. Mr. Black has agreed to resign any and all such directorships concurrently with the expiration or other termination of his employment under the employment agreement.
David E. Ullman, Robert B. Hensley, Gary M. Merry and James W. Thorne
Each of the Executive Vice Presidents is employed pursuant to an employment agreement that expires on January 31, 2015. Each of these employment agreements provides for an annual base salary and an annual non-equity incentive opportunity of up to 65% of base salary based upon the achievement of annual performance goals. Base salary increases and potential equity incentive compensation are in the discretion of the Compensation Committee. Base salaries for the Executive Vice Presidents were increased for fiscal year 2011, but were not increased for fiscal years 2012 or 2013. Each of these employment agreements also provides for benefits, perquisites, severance and the executive officer’s agreement not to compete with the Company, each of which is described in this annual Amendment No. 1 on Form 10-K/A.

Awards under our Non-Equity Incentive Compensation Program and our Equity Incentive Program
The Compensation Discussion and Analysis section above includes a detailed description of our non-equity incentive compensation program and our equity incentive program, as well as awards granted thereunder in 2013. Any dividends or other distributions paid to holders of record of the Company’s stock will accrue on the Performance RSUs awarded to the named executive officers. These dividends or other distributions will accrue in an amount equal to the product of (i) the amount of such dividend or distribution paid with respect to one share of the Company’s stock and (ii) the number of Performance RSUs granted, divided by the fair market value of one share of stock on the applicable dividend or distribution payment date for the dividend or other distribution. All accrued amounts will be credited to the named executive officers in the form of additional restricted stock units on such date. These so-called “dividend equivalents” will not be paid to the named executive officers until settlement of their Performance RSUs in stock of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL 2013YEAR-END
The following table reflects option awards and stock awards outstanding as of February 1, 2014.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested(1) (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (2) (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
R. Neal Black	—	—	—	—	—	12,049	677,395	4,651	261,479
David E. Ullman	—	—	—	—	—	3,078	173,045	1,276	71,737
Robert B. Hensley	—	—	—	—	—	3,078	173,045	1,276	71,737
Gary M. Merry	—	—	—	—	—	3,078	173,045	1,276	71,737
James W. Thorne	—	—	—	—	—	3,078	173,045	1,276	71,737

(1)
Column (g) represents the number of Performance RSUs granted to the named executive officers under the 2011 Equity Incentive Program. Based on the satisfaction of the relevant performance goals, these Performance RSUs have been earned. As of February 1, 2014, however, they had not vested because the relevant time-based vesting periods had not yet lapsed. The Performance RSUs granted under the 2011 Equity Incentive Program vested on March 29, 2014.

(2) Column (i) represents the number of Performance RSUs issuable at the lowest net income level at which any Performance RSUs could be earned by the named executive officers under the 2013 Equity Incentive Program. As the Company's fiscal year 2013 net income was below the lowest level of net income for the 2013 Equity Incentive Program, no awards were earned by any of the named executive officers under such program.
FISCAL 2013 OPTION EXERCISES AND STOCK VESTED
The following table provides information regarding option awards exercised by the named executive officers and stock awards that vested during Fiscal 2013.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
R. Neal Black	—	—	26,525	1,049,228
David E. Ullman	—	—	3,775	148,244
Robert B. Hensley	—	—	3,775	148,244
Gary M. Merry	—	—	3,775	148,244
James W. Thorne	—	—	3,775	148,244
Note to Fiscal Year 2013 Option Exercises and Stock Vested Table
The amounts in column (e) have been determined as the market price of the shares at vesting (based on the closing price on the date of vesting) multiplied by the number of shares acquired on vesting.
PENSION BENEFITS
The Pension Benefits table is omitted as the Company does not offer pension benefits to the named executive officers.

FISCAL 2013 NONQUALIFIED DEFERRED COMPENSATION
The following table shows the nonqualified deferred compensation benefits for each named executive officer during Fiscal 2013 under the Fidelity Deferred Compensation Plan.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings/(Losses) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
R. Neal Black	—	—	106,653	—	932,168
David E. Ullman	—	—	47,823	—	533,868
Robert B. Hensley	—	—	37,118	—	544,913
Gary M. Merry	—	—	—	—	—
James W. Thorne	—	—	—	—	—
The amounts reported in column (d) above represent the aggregate earnings (which include interest, dividends, dividend equivalents and realized and unrealized gains and losses) on each named executive officer’s investment in the applicable named executive officer’s selected funds. Pursuant to SEC regulations, all earnings on nonqualified deferred compensation in excess of 120% of the applicable federal long-term rate are deemed “above market” earnings and are reported in column (h) of the Summary Compensation Table.
Included in the amounts reported in column (f) above are amounts reported for Mr. Ullman and Mr. Hensley in the Summary Compensation Table as “Salary” (column (c)), “Bonus” (column (d)) and/or “Non-Equity Incentive Plan Compensation” (column (g)). For Mr. Ullman the deferred amounts were $60,450 for fiscal year 2011 and $61,055 for fiscal year 2012. For Mr. Hensley the deferred amounts were $31,850 for fiscal year 2011 and $32,169 for fiscal year 2012.
The Compensation Discussion and Analysis above includes a detailed description of our deferred compensation plans, including the types of compensation permitted to be deferred, limitations on deferral and other material terms.
POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL
The table below contains information concerning potential payments on termination or change in control which may be due under the respective employment agreements with our named executive officers based on the assumption that the event triggering such payments had taken place on the last day of fiscal year 2013.

Name (a)	Termination without Cause by Company or for Good Reason by Executive ($) (b)	Termination by Company for Cause ($) (c)	Termination by Executive without Good Reason or as a Result of the Death or Disability of Executive ($) (d)	Expiration at the Election of Company ($) (e)	Termination within 90 Days of a Change in Control(1)($) (f)
R. Neal Black	1,550,000	—	—	775,000	1,550,000
David E. Ullman	704,475	—	—	704,475	—
Robert B. Hensley	494,900	—	—	494,900	—
Gary M. Merry	465,000	—	—	465,000	—
James W. Thorne	440,000	—	—	440,000	—

(1)
A change in control is not a triggering event for a payment to any of the Executive Vice Presidents under their respective employment agreements. In the event the employment agreement for one of the Executive Vice Presidents is terminated within 90 days of a change in control, the termination payment would be calculated based upon the circumstances described in the notes to columns (b), (c) or (d), as applicable. For information on payments to be made to the named executive officers on the change in control of the Company resulting from the Merger Transactions, see the section of this Amendment No. 1 on Form 10-K/A titled "Arrangements with Non-Employee Directors and Named Executive Officers relating to the Merger."

Notes to Potential Payments on Termination or Change in Control Table
Termination without Cause by Company or for Good Reason by Executive (Column (b))
Under the terms of the respective employment agreements with our named executive officers, if the employment period is terminated by the Company without “cause” (as defined below) or by the executive for “good reason” (as defined below), the Company will be obligated to make a termination payment, in addition to paying the executive’s base salary through the date of termination. For Mr. Black, the termination payment is an agreed-upon amount payable in one lump sum on the last day of the employment period. For Messrs. Ullman, Hensley, Merry and Thorne the termination payment is based on the named executive officer’s base salary in effect as of the last day of fiscal year 2013 and is payable in equal weekly installments over the term corresponding to the amount due. Mr. Ullman is entitled to 18 months of salary. Messrs. Hensley, Merry and Thorne are each entitled to 12 months of salary. A named executive officer whose employment period is terminated by the Company without cause or by the executive for good reason will also receive any non-equity incentive compensation which may have been earned through the date of termination. The non-equity incentive compensation is payable as and when such compensation would have been paid had the employment period not ended, i.e., promptly following the determination thereof, but in no event later than 90 days following the end of the year for which such compensation is earned. No such non-equity incentive compensation is shown in the table above because no non-equity incentive compensation was earned by our named executive officers for fiscal year 2013.
Without limiting the terms and conditions of the respective employment agreements between our named executive officers and the Company, the term “cause,” as used in the employment agreements, generally means with respect to each named executive officer: (a) the conviction of a felony involving money or other property of the Company or any other felony or offense involving moral turpitude; (b) the willful commission of an act not approved of or ratified on behalf of the Company involving a material conflict of interest or self-dealing relating to any material aspect of the Company’s business or affairs; (c) the willful commission of any act of fraud or misrepresentation related to the business of the Company which would materially and negatively impact upon the Company; or (d) the willful and material failure to comply with the lawful orders of the Company, provided such orders are consistent with the duties, responsibilities and/or authority of his office.
Without limiting the terms and conditions of the respective employment agreements between our named executive officers and the Company, the term “good reason,” as used in the employment agreements, generally means any material breach by the Company of any provision of the employment agreement which, if susceptible of being cured, is not cured within thirty (30) days after notice. However, the cure period applicable to any failure timely to pay (or any reduction in) compensation or benefits paid or payable to the named executive officer pursuant to the employment agreement is seven (7) days after delivery of notice thereof to the Company.
Termination by Company for Cause (Column (c))
Under the terms of the respective employment agreements between our named executive officers and the Company, if the employment period is terminated by the Company for cause, the named executive officer will be paid his base salary through the date of termination and any non-equity incentive compensation earned through the date of termination, but is not entitled to any other payments. The non-equity incentive compensation is payable as and when such compensation would have been paid had the employment period not ended, i.e., promptly following the determination thereof, but in no event later than 90 days following the end of the year for which such compensation is earned. No such non-equity incentive compensation is shown in the table above because no non-equity incentive compensation was earned by our named executive officers for fiscal year 2013.
Termination by Executive without Good Reason or as a Result of the Death or Disability of Executive (Column (d))
Under the terms of the respective employment agreements between our named executive officers and the Company, if the employment period is terminated by the named executive officer without good reason or as a result of his death or disability, the named executive officer will be paid his base salary through the date of termination and any non-equity incentive compensation earned through the date of termination, but is not entitled to any other payments. The non-equity incentive compensation is payable as and when such compensation would have been paid had the employment period not ended, i.e., promptly following the determination thereof, but in no event later than 90 days following the end of the year for which such compensation is earned. No such non-equity incentive compensation is shown in the table above because no non-equity incentive compensation was earned by our named executive officers for fiscal year 2013.
Expiration at the Election of Company (Column (e))
Under the terms of the respective employment agreements between our named executive officers and the Company, in the event the Company elects not to renew the employment agreement or to otherwise extend employment on the then current terms for an additional year, the named executive officer will be entitled to severance payments. For Mr. Black, the termination payment is an agreed-upon amount payable in one lump sum on the last day of the employment period. For Messrs. Ullman,

Hensley, Merry and Thorne the termination payment is based on the named executive officer’s base salary in effect as of the last day of fiscal year 2013 and is payable in equal weekly installments over the term corresponding to the amount due. Mr. Ullman is entitled to 18 months of salary. Messrs. Hensley, Merry and Thorne are each entitled to 12 months of salary. A named executive officer whose employment agreement is not being renewed by the Company will also receive any non-equity incentive compensation which may have been earned for the year ending on the stated expiration date of the employment period. The non-equity incentive compensation is payable as and when such compensation would have been paid had the employment period not ended, i.e., promptly following the determination thereof, but in no event later than 90 days following the end of the year for which such compensation is earned. No such non-equity incentive compensation is shown in the table above because no non-equity incentive compensation was earned by our named executive officers for fiscal year 2013.
Termination within 90 Days of a Change in Control (Column (f))
Mr. Black may terminate his employment agreement with the Company at any time within 90 days following a “change in control” (as defined below) of the Company. In the event of such termination, or if the Company terminates the employment agreement for cause within 90 days following a change in control, the Company will make a payment to Mr. Black as set forth in the table above. The termination payment is payable on the last day of the employment period. Upon termination for a change in control, Mr. Black is also entitled to any non-equity incentive compensation which may be payable as and when such compensation would have been paid had the employment period not ended, i.e., promptly following the determination thereof, but in no event later than 90 days following the end of the year for which such compensation is earned. No such non-equity incentive compensation is shown in the table above because no non-equity incentive compensation was earned by Mr. Black for fiscal year 2013. In the event the employment agreement for one of the executive vice presidents is terminated within 90 days of a change in control, the termination payment would be calculated based upon the circumstances described in the notes to columns (b), (c) or (d), as applicable. A change in control does not affect the calculation of these termination payments.
Without limiting the terms and conditions of Mr. Black’s employment agreement with the Company, the term “change of control,” as used in the employment agreement, generally means (a) the acquisition by any “person” (as defined in the Exchange Act) of beneficial ownership of 51% or more of the stock of the Company; (b) the acquisition by any such “person” of beneficial ownership of 30% or more of the stock of the Company and a change in the majority of the Board; or (c) the merger, consolidation or liquidation of the Company or the sale or disposition of all or substantially all of the assets of the Company. The Second Amended Offer, if consummated according to its terms, is expected to constitute a change in control of the Company under Mr. Black’s employment agreement.
Additional Notes Regarding Potential Post-Employment Payments and Obligations
Non-Equity Incentive Compensation
The employment agreements use the word “bonus” or "cash bonus" to refer to payments which are designated as “non-equity incentive compensation” under SEC regulations and in this Amendment No. 1 on Form 10-K/A. The employment agreements generally provide that in the event the employment period ends for any reason whatsoever on a day prior to payment of any bonus the named executive officer may have earned for the previous fiscal year, the Company will pay such bonus to the named executive officer as and when such bonus would otherwise have been paid had the employment period not ended. The employment agreements also generally provide that when and if bonuses are generally paid to employees of the Company for the fiscal year in which the termination occurs, the Company will pay to the named executive officer a pro-rated bonus based on the number of days the named executive officer was employed by the Company during such fiscal year. For the purpose of determining eligibility for payment of a pro-rata bonus, it is assumed that all conditions to payment of the bonus which were based upon performance by the named executive officer (e.g., a job performance rating of “Effective” or better) were satisfied.
Non-compete Covenants
Following the termination of an employment agreement, the applicable named executive officer is generally subject to non-compete covenants. The period of time during which such covenants are in effect varies depending upon the circumstances of termination. Generally, the non-competition term is six months. For the executive vice presidents, the non-compete covenant is for the 6 month period following the termination or expiration of the employment period for any reason whatsoever (other than a termination by the executive vice president without good reason, in which case the applicable period shall be one year), and for so long as the Company is making and the executive vice president is accepting the post-termination payments required to be made to executive vice president. If the Company terminates Mr. Black’s employment agreement for cause, the non-competition term is six months. If the Company elects not to renew Mr. Black’s employment agreement, the non-competition term is one year. If the Company terminates Mr. Black’s employment agreement without cause or Mr. Black terminates his employment agreement for good reason or within 90 days following a change in control, the non-competition term is two years.

NON-EMPLOYEE DIRECTOR COMPENSATION
Each of our directors other than Mr. Black (“Non-Employee Directors”) is entitled to compensation for board service as set by the Compensation Committee. As an officer of the Company, Mr. Black is not entitled to compensation for his services as a director. Management assists the Compensation Committee with the compensation setting process as needed.
Each Non-Employee Director receives an annual retainer of $40,000. Additional annual retainers are paid as follows: Chairman of the Board-$150,000; Lead Independent Director-$60,000; and the Chairmen of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee-$30,000. No fee is paid for the chairmanship of the Executive Committee. Each Non-Employee Director also receives attendance fees of $3,000 per Board meeting and $1,500 per committee meeting. One-half of the usual meeting attendance fee (i.e., $1,500 and $750, respectively) is paid to each Non-Employee Director for participation in each telephonic Board or committee meeting. All directors are reimbursed for actual out-of-pocket expenses incurred by them in connection with attending meetings of the Board or of a Committee.
The Equity Incentive Plan provides for certain automatic awards to Non-Employee Directors. Unless the Compensation Committee determines in its discretion to make a lesser award or no award, (a) on each June 1 (or the next business day thereafter if June 1 is not a business day), each person then serving as a Non-Employee Director shall receive an annual award of 2,250 restricted stock units and (b) any person who first becomes a Non-Employee Director after June 17, 2010, shall receive an inaugural award of 1,500 restricted stock units upon his or her election to the Board. All such restricted stock units will vest approximately (but not less than) twelve months following the date of grant.

FISCAL 2013 DIRECTOR COMPENSATION
The table below provides information concerning compensation of the Non-Employee Directors for Fiscal 2013:

Name (a)	Fees Earned or Paid in Cash(1) ($) (b)	Stock Awards(2) ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation(3) ($) (g)	Total ($) (h)
Byron Bergren	45,171	60,030	—	—	—	—	105,201
James H. Ferstl	74,500	102,150	—	—	—	—	176,650
Andrew A. Giordano	150,455	102,150	—	—	—	—	252,605
William E. Herron	100,318	102,150	—	—	—	—	202,468
Sidney H. Ritman	115,318	102,150	—	—	—	—	217,468
Robert N. Wildrick	161,295	102,150	—	—	—	836,171	1,099,616

(1)	Amounts reported in column (b) represent retainers and attendance fees as more fully detailed in the table below.

(2)
Amounts reported in column (c) represent the grant date fair value of restricted stock units issued to the directors, based on the closing price of the Company’s common stock on the date of grant. At the end of fiscal year 2013, each non-employee director other than Mr. Bergren held 2,250 restricted stock units and no unexercised options or other unvested stock awards. At the end of fiscal year 2013, Mr. Bergren held 1,500 restricted stock units and no unexercised options or other unvested stock awards. As a director new to the Board in 2013, Mr. Bergren received in fiscal year 2013 an inaugural award of 1,500 restricted stock units, but did not receive the fiscal year 2013 annual award of restricted stock units.

(3)
The amount reported in column (g) represents fees paid to Mr. Wildrick during fiscal year 2013 pursuant to his consulting agreement with the Company ($825,000) and the incremental cost to the Company of medical, dental, vision and medical expense reimbursement insurance provided to Mr. Wildrick during fiscal year 2013 ($11,171). The effects of the Merger on the consulting agreement and Mr. Wildrick’s compensation are discussed below in the section of this Amendment No. 1 on Form 10-K/A titled “Transactions with Related Persons.”

The table below provides detail regarding fees earned by or paid in cash to Non-Employee Directors in Fiscal 2013:

Name	Annual Retainer ($)	Lead Independent Director Retainer ($)	Committee Chair Retainer ($)	Chairman Retainer ($)	Attendance Fees ($)	Total ($)
Byron Bergren	31,671	—	—	—	13,500	45,171
James H. Ferstl	40,000	—	—	—	34,500	74,500
Andrew A. Giordano	40,000	38,137	19,068	—	53,250	150,455
William E. Herron	40,000	—	19,068	—	41,250	100,318
Sidney H. Ritman	40,000	—	19,068	—	56,250	115,318
Robert N. Wildrick	40,000	—	—	74,795	46,500	161,295

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No individual who served on the Compensation Committee during fiscal year 2013 is a current or was a former officer or employee of the Company. In fiscal year 2013, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee. The individuals serving on the Compensation Committee during fiscal year 2013 did not otherwise have any relationships requiring related-party disclosure in this Amendment No. 1 on Form 10-K/A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of May 7, 2014 by (a) each named executive officer; (b) each director; (c) all directors and executive officers as a group; and (d) each person (or group) that beneficially owns more than 5% of our common stock. Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 500 Hanover Pike, Hampstead, Maryland 21074.
Security Ownership of Certain Beneficial Owners and Management

	Shares Beneficially Owned*
	Number	Percent
Byron L. Bergren	—	**
R. Neal Black(1)	148,476	0.53%
James H. Ferstl(2)	13,000	**
Andrew A. Giordano(3)	45,460	**
Robert B. Hensley(4)	42,103	0.15%
William E. Herron(5)	23,940	**
Gary M. Merry(6)	19,391	0.07%
Sidney H. Ritman (7)	28,719	**
James W. Thorne(8)	15,000	0.05%
David E. Ullman(9)	56,853	0.20%
Robert N. Wildrick(10)	56,202	**
FMR LLC(11)	3,766,436	13.45%
BlackRock, Inc.(12)	2,634,278	9.41%
The Vanguard Group, Inc.(13)	1,794,703	6.41%
All directors and executive officers as a group (11 persons)(14)	449,144	1.60%

*
Unless otherwise indicated by footnote, the shares beneficially owned consist exclusively of shares of common stock. If indicated by footnote, the shares beneficially owned consist of shares of common stock and one or both of the following: (a) shares of common stock deliverable by the Company within 60 days of May 7, 2014 as a result of the vesting of restricted stock units granted under the Equity Incentive Plan; and (b) stock units held under the Company’s 2010 Deferred Compensation Plan. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 27,998,089 shares of our common stock outstanding as of May 7, 2014, plus the number of stock units held for the account of the applicable individual(s) under the Company's 2010 Deferred Compensation Plan and the number of restricted stock units which will vest in the applicable individual(s) within 60 days of May 7, 2014. To our knowledge and based on reviews of Schedules 13D and Schedules 13G filed with the SEC, except as disclosed in this table, no other stockholder beneficially owned more than 5% of our outstanding shares of common stock as of May 7, 2014.

**	Represents less than 1%.

(1)	Mr. Black’s shares consist of 148,476 shares of common stock.

(2)
Mr. Ferstl’s shares consist of 4,750 shares of common stock, 6,000 stock units held for the account of Mr. Ferstl under the Company’s 2010 Deferred Compensation Plan and 2,250 restricted stock units which will vest within 60 days of May 7, 2014.

(3)
Mr. Giordano’s shares consist of 39,460 shares of common stock, 3,750 stock units held for the account of Mr. Giordano under the Company’s 2010 Deferred Compensation Plan and 2,250 restricted stock units which will vest within 60 days of May 7, 2014.

(4)	Mr. Hensley’s shares consist of 39,025 shares of common stock and 3,078 stock units held for the account of Mr. Hensley under the Company’s 2010 Deferred Compensation Plan.

(5)
Mr. Herron’s shares consist of 13,440 shares of common stock, 8,250 stock units held for the account of Mr. Herron under the Company’s 2010 Deferred Compensation Plan and 2,250 restricted stock units which will vest within 60 days of May 7, 2014. Receipt of the shares of common stock underlying the restricted stock units has been deferred until Mr. Herron’s separation from service as a member of the Board.

(6)	Mr. Merry’s shares consist of 19,391 shares of common stock.

(7)
Mr. Ritman’s shares consist of 12,049 shares of common stock, 14,420 stock units held for the account of Mr. Ritman under the Company’s 2010 Deferred Compensation Plan and 2,250 restricted stock units which will vest within 60 days of May 7, 2014. Receipt of the shares of common stock underlying the restricted stock units has been deferred until Mr. Ritman’s separation from service as a member of the Board.

(8)	Mr. Thorne’s shares consist of 8,147 shares of common stock and 6,853 stock units held for the account of Mr. Thorne under the Company’s 2010 Deferred Compensation Plan.

(9)	Mr. Ullman's shares consist of 50,000 shares of common stock and 6,853 stock units held for the account of Mr. Ullman under the Company’s 2010 Deferred Compensation Plan.

(10)
Mr. Wildrick’s shares consist of 45,702 shares of common stock, 8,250 stock units held for the account of Mr. Wildrick under the Company’s 2010 Deferred Compensation Plan and 2,250 restricted stock units which will vest within 60 days of May 7, 2014. Receipt of the shares of common stock underlying the restricted stock units has been deferred until Mr. Wildrick’s separation from service as a member of the Board.

(11)
The information in the table above and in this footnote is based on a Schedule 13G (Amendment No. 8) filed with the SEC on February 14, 2014. According to the aforementioned Schedule 13G, the reporting persons reported sole voting power with respect to 250,003 shares, sole dispositive power with respect to 3,766,436 shares, and no shared voting or dispositive power. The address of reporting persons is 245 Summer Street, Boston MA 02210.

(12)
The information in the table above and in this footnote is based on a Schedule 13G (Amendment No. 4) filed with the SEC on January 29, 2014. BlackRock, Inc. (“BlackRock”) reported sole voting power with respect to 2,544,640 shares, sole dispositive power with respect to 2,634,278 shares, and no shared voting or dispositive power. The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(13)
The information in the table above and in this footnote is based on a Schedule 13G (Amendment No. 2) filed with the SEC on February 11, 2014. The Vanguard Group, Inc. (“Vanguard”) reported sole voting power with respect to 41,288 shares, no shared voting power, sole dispositive power with respect to 1,755,527 shares, and shared dispositive power with respect to 39,176 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(14)
Consists of: Byron L. Bergren, R. Neal Black, James H. Ferstl, Andrew A. Giordano, Robert B. Hensley, William E. Herron, Gary M. Merry, Sidney H. Ritman, James W. Thorne, David E. Ullman and Robert N. Wildrick.

Changes in Control
The Company has entered into the Merger Agreement with Men's Wearhouse. If consummated, such merger will result in the Company becoming a wholly-owned subsidiary of Men's Wearhouse. For a description of the Merger, see "Merger with Men's Wearhouse" under Part I of our 2013 Form 10-K.
EQUITY COMPENSATION PLAN INFORMATION
The table which follows contains information, as of the end of Fiscal 2013, on the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by our stockholders(1)	85,331	—	1,323,784
Equity compensation plans not approved by our stockholders	—	—	—
Total	85,331	—	1,323,784

(1)
Column (a) consists of restricted stock units and stock units credited to the 2010 Deferred Compensation Plan, all of which may be settled in shares of our common stock. The restricted stock units and deferred stock units are not included in column (b). The Company does not have any outstanding options or warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
TRANSACTIONS WITH RELATED PERSONS
On September 9, 2008, the Company and Robert N. Wildrick, Chairman of the Board, entered into a Consulting Agreement (as amended, the “Consulting Agreement”) pursuant to which the Company retained Mr. Wildrick to consult on matters of strategic planning and initiatives for a consulting period from February 1, 2009 through January 31, 2012 at a fee of $0.8 million per year. Pursuant to that certain First Amendment to Consulting Agreement, dated November 30, 2010, the consulting period was extended through January 26, 2014. Pursuant to that certain Second Amendment to Consulting Agreement, dated April 2, 2013, the consulting period was extended through January 30, 2016. Pursuant to that certain Third Amendment to Consulting Agreement, dated December 18, 2013, the Company agreed to indemnify Mr. Wildrick in his capacity as a consultant and to obtain reasonable insurance in connection therewith. Pursuant to that certain Fourth Amendment to Consulting Agreement, dated May 8, 2014, the provisions of the Consulting Agreement governing the timing of payment of the remaining consulting fees thereunder upon a termination of the agreement were restated to clarify compliance with certain tax requirements. A copy of the Fourth Amendment is filed herewith as Exhibit 10.7(e). In accordance with the Company's policy regarding related party transactions described below, the First Amendment, Third Amendment and Fourth Amendment were approved by the independent members of the Board of Directors and the Second Amendment was approved by the Audit Committee.
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

In the event that, within ninety days following a change of control (which, for the avoidance of doubt, must qualify as change in the ownership or effective control of the Company for purposes of Section 409A of the Internal Revenue Code of 1986, as amended), either (i) Mr. Wildrick terminates the Consulting Agreement or (ii) the Company terminates the Consulting Agreement, then the Company shall immediately pay to Mr. Wildrick the balance of the consulting fee for remainder of the term which would have constituted the consulting period absent such termination. Without limiting the terms and conditions of the Consulting Agreement, the term “change of control,” as used therein, generally means (a) the acquisition by any “person” (as defined in the Exchange Act) of beneficial ownership of 51% or more of the stock of the Company; (b) the acquisition by any such “person” of beneficial ownership of 30% or more of the stock of the Company and a change in the majority of the Board; or (c) the merger, consolidation or liquidation of the Company or the sale or disposition of all or substantially all of the assets of the Company. The Second Amended Offer, if consummated according to its terms, is expected to constitute a change in control of the Company under the Consulting Agreement.

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

The Company's policy regarding related party transactions is set forth in the Audit Committee's charter and in the Company's Corporate Governance Standards (both of which are available on our website at www.josbank.com ). As used herein and therein, “related party transactions” are transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K of the Securities and Exchange Commission. Item 404(a) generally requires disclosure of transactions in which the Company is a participant, the amount involved exceeds $120,000 and in which any related person (such as an executive officer, director, director nominee, or 5% stockholder of the Company or any family member of the foregoing) has a direct or indirect material interest. Except as otherwise set forth below, the Audit Committee shall review each related party transaction to determine whether it is fair and reasonable to the Company. Notwithstanding the foregoing, in lieu of the Audit Committee so doing, the determination of whether a related party transaction is fair and reasonable to the Company may be made by the members of the Board who are independent directors. The Company will enter into or ratify a related party transaction only if the Audit Committee or the independent directors, as the case may be, determines that it is fair and reasonable to the Company. In the event a related party transaction is entered into without prior approval as set forth in the Company's related party transaction policy and, after review by the Audit Committee or the independent directors, as the case may be, such transaction is not determined to be fair and reasonable to the Company, the Company will make all reasonable efforts to cancel or annul such transaction.
BOARD INDEPENDENCE
Mr. Bergren was appointed to the Board on September 4, 2013. The Board has affirmatively determined that each of Messrs. Bergren, Ferstl, Giordano, Herron and Ritman (individually, an “Independent Director” and collectively, the “Independent Directors”) is an “independent director” as defined in the NASDAQ Rules. In making these independence determinations, the Board found that none of the Independent Directors has a disqualifying relationship that would prohibit him from being considered “independent” under the NASDAQ Rules and that none of the Independent Directors has any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our two non-independent directors, Robert N. Wildrick and R. Neal Black, bring special insight to the Board as a result of their service as the Company’s former and current, respectively, Chief Executive Officer.
COMMITTEE INDEPENDENCE
Each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is composed entirely of independent directors.
The Board consists of seven members and is divided into three classes. Each member holds office for a term of three years and until his successor is duly elected and qualified or until his or her earlier death, resignation, or removal.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
AUDIT AND NON-AUDIT FEES
The fees for services rendered by our registered public accounting firm, Deloitte & Touche, LLP and its affiliates to the Company for Fiscal 2012 and Fiscal 2013 were as follows:

Type of Fee	Fiscal 2012 ($)	Fiscal 2013 ($)
Audit Fees(1)	931,700	974,700
Audit-Related Fees(2)	50,200	41,900
Tax Fees(3)	44,200	67,600
All Other Fees(4)	2,200	348,800
Total Fees	1,028,300	1,433,000

(1)
Audit fees represent the aggregate fees for the stated fiscal year for professional services rendered for the audit of the Company’s annual financial statements and the audit of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with certain statutory and regulatory filings or engagements.

(2)	Audit-related fees represent the aggregate fees for a limited scope audit for one retirement plan in each of Fiscal 2012 and Fiscal 2013.

(3)	Tax fees represent the aggregate fees for the stated fiscal year for tax compliance, tax advice and tax planning.

(4)
All other fees include the aggregate fees for the stated fiscal year for products and services provided by the principal accountant other than the services reported above. All other fees for Fiscal 2012 and Fiscal 2013 include subscription fees for access to Deloitte’s on-line research database. Additionally, Fiscal 2013 includes fees related to assisting in merger and acquisition due diligence and technical research related to potential merger and acquisition transactions.

PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by its registered public accounting firm, subject to the de minimis exceptions for non-audit services described in

Section 10A(i)(1)(B) of the Exchange Act. The Audit Committee approved all such services prior to the auditor’s engagement for such services during Fiscal 2012 and Fiscal 2013.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Jos. A. Bank Clothiers, Inc. and the related notes are filed as part of this Amendment No. 1 on Form 10-K/A pursuant to Item 8:

(a) (2) List of Financial Statement Schedules
All required information is included within the Consolidated Financial Statements and the notes thereto.
(a) (3) List of Exhibits

2.1	—	Agreement and Plan of Merger, dated as of March 11, 2014, by and among The Men's Wearhouse, Java Corp. and Jos. A. Bank Clothiers, Inc..*(32)
2.2	—	Membership Interest Purchase Agreement, dated as of February 13, 2014, by and among Everest Topco, LLC., Everest Holdings LLC. and Jos. A. Bank Clothiers, Inc..*(31)
3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of July 2, 2013.*(28)
3.2(a)	—	Amendment to Amended and Restated By-Laws of the Company as of January 3, 2014.*(30)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.2(a)	—	First Amendment to Rights Agreement, dated as of January 3, 2014.*(30)
4.2(b)	—	Second Amendment to Rights Agreement, dated as of February 14, 2014.*(31)
4.2(c)	—	Third Amendment to Rights Agreement, dated as of March 11, 2014.*(32)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2013 and 2014 Cash and Equity Incentive Programs.*(35)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†

10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.3(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.5(e)	—	Fifth Amendment, dated as of April 2, 2013, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(27)†
10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.6(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.7(d)	—	Second Amendment, dated as of April 2, 2013, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(27)†
10.7(e)	—	Fourth Amendment, dated as of May 8, 2014, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(36)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†

10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.8(i)	—	Fifteenth Amendment, dated as of April 2, 2013, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.9(a)	—	First Amendment, dated as of April 2, 2013 to Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†
10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.11(f)	—	Sixth Amendment, dated as of April 2, 2013 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(27)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated May 1, 2012, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(27)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†

10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.15(l)	—	Indemnification Agreement dated December 18, 2013 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(29)†
10.15(m)	—	Indemnification Agreement, dated January 22, 2014, between Jos. A. Bank Clothiers, Inc. and Byron L. Bergren. *(35)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†
10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
10.24	—	Standstill and Stockholder Agreement, dated February 13, 2014, by and between Jos. A. Bank Clothiers, Inc. and Everest Topco LLC. *(31)
10.25	—	Jos. A. Bank Clothiers, Inc. Transaction Retention Plan *(35)†
10.26	—	Term Sheet, dated as of March 11, 2014, by and between Robert N. Wildrick, Jos. A. Bank Clothiers, Inc. and The Men's Wearhouse, Inc. *(34)
10.27	—	Collective Bargaining Agreement, dated June 1, 2013, by and between Jos. A. Bank Clothiers, Inc. and Local 340, New York New Jersey Regional Joint Board, Workers United.*(35)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(35)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
31.3	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(36)
31.4	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(36)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
101.INS	—	XBRL Instance Document. *(35)
101.SCH	—	XBRL Taxonomy Extension Schema Document. *(35)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. *(35)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. *(35)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. *(35)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. *(35)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.

*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998 (SEC File No. 000-23874).
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (SEC File No. 000-23874).
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 (SEC File No. 033-14657).
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 (SEC File No. 033-14657).
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002 (SEC File No. 033-14657).
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005 (SEC File No. 033-14657).
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 (SEC File No. 033-14657).
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 (SEC File No. 033-14657).
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007 (SEC File No. 033-14657).
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007 (SEC File No. 033-14657).
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (SEC File No. 000-23874).
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (SEC File No. 000-23874).
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008 (SEC File No. 000-23874).
*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 (SEC File No. 000-23874).
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009 (SEC File No. 000-23874).
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (SEC File No. 000-23874).
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
*(26)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.
*(27)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
*(28)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 2, 2013.
*(29)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2013.

*(30)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 3, 2014.
*(31)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 14, 2014.
*(32)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 2014.
*(33)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2014.
*(34)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 14, 2014.
*(35)	—	Previously filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2014, which is being amended hereby.
*(36)	—	Filed herewith.
†	—	Exhibit represents a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOS. A. BANK CLOTHIERS, INC. (Registrant)
		By:	/s/ R. NEAL BLACK
R. NEAL BLACK
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated:	May 9, 2014

Exhibits Index

2.1	—	Agreement and Plan of Merger, dated as of March 11, 2014, by and among The Men's Wearhouse, Java Corp. and Jos. A. Bank Clothiers, Inc..*(32)
2.2	—	Membership Interest Purchase Agreement, dated as of February 13, 2014, by and among Everest Topco, LLC., Everest Holdings LLC. and Jos. A. Bank Clothiers, Inc..*(31)
3.1	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Company and the Restated Certificate of Incorporation of the Company.*(9)
3.2	—	Amended and Restated By-Laws of the Company as of July 2, 2013.*(28)
3.2(a)	—	Amendment to Amended and Restated By-Laws of the Company as of January 3, 2014.*(30)
4.1	—	Form of Common Stock certificate.*(1)
4.2	—	Rights Agreement, dated as of September 6, 2007, including Exhibit B thereto (the form of Right Certificate).*(10)
4.2(a)	—	First Amendment to Rights Agreement, dated as of January 3, 2014.*(30)
4.2(b)	—	Second Amendment to Rights Agreement, dated as of February 14, 2014.*(31)
4.2(c)	—	Third Amendment to Rights Agreement, dated as of March 11, 2014.*(32)
4.3	—	Certificate Eliminating Reference to Series A Preferred Stock from Restated Certificate of Incorporation of Company.*(11)
4.4	—	Certificate of Designation of Series A Junior Participating Preferred Stock.*(11)
10.1	—	1994 Incentive Plan.*(1)†
10.1(a)	—	Amendments, dated as of October 6, 1997, to Incentive Plan.*(2)†
10.2	—	Summary of 2013 and 2014 Cash and Equity Incentive Programs.*(35)†
10.3	—	Amended and Restated Employment Agreement, dated as of May 15, 2002, between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(5)†
10.3(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(12)†
10.3(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(15)†
10.3(c)	—	Seventh Amendment, dated as of March 30, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(18)†
10.3(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(22)†
10.3(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(24)†
10.3(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(25)†
10.3(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between David E. Ullman and Jos. A. Bank Clothiers, Inc.*(27)†
10.4	—	Jos. A. Bank Clothiers, Inc. Nonqualified Deferred Compensation Trust Agreement, dated January 20, 2004.*(8)†
10.5	—	Employment Agreement, dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(15)†
10.5(a)	—	First Amendment, dated as of March 30, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(18)†
10.5(b)	—	Second Amendment, dated as of December 28, 2010, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(22)†
10.5(c)	—	Third Amendment, dated as of March 29, 2011, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(24)†
10.5(d)	—	Fourth Amendment, dated as of March 27, 2012, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(25)†
10.5(e)	—	Fifth Amendment, dated as of April 2, 2013, to Employment Agreement dated as of January 30, 2009, between James W. Thorne and Jos. A. Bank Clothiers, Inc.*(27)†

10.6	—	Amended and Restated Employment Agreement, dated May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(5)†
10.6(a)	—	Fifth Amendment, dated as of April 9, 2008, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(12)†
10.6(b)	—	Sixth Amendment, dated as of April 7, 2009, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(15)†
10.6(c)	—	Seventh Amendment, dated as of June 17, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(20)†
10.6(d)	—	Eighth Amendment, dated as of December 28, 2010, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(22)†
10.6(e)	—	Ninth Amendment, dated as of March 29, 2011, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(24)†
10.6(f)	—	Tenth Amendment, dated as of March 27, 2012, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(25)†
10.6(g)	—	Eleventh Amendment, dated as of April 2, 2013, to Amended and Restated Employment Agreement, dated as of May 15, 2002, by and between Charles D. Frazer and Jos. A. Bank Clothiers, Inc.*(27)†
10.7	—	Employment Agreement, dated as of November 1, 1999, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(3)†
10.7(a)	—	Fourth Amendment, dated as of September 9, 2008, to Employment Agreement, dated as of November 1, 1999, by and between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(b)	—	Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(14)†
10.7(c)	—	First Amendment, dated as of November 30, 2010, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(21)†
10.7(d)	—	Second Amendment, dated as of April 2, 2013, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(27)†
10.7(e)	—	Fourth Amendment, dated as of May 8, 2014, to Consulting Agreement, dated as of September 9, 2008, between Robert N. Wildrick and Jos. A. Bank Clothiers, Inc.*(36)†
10.8	—	Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(3)†
10.8(a)	—	First Amendment, dated as of January 1, 2000, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(4)†
10.8(b)	—	Fourth Amendment, dated as of May 28, 2002, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(5)†
10.8(c)	—	Ninth Amendment, dated as of April 9, 2008, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(12)†
10.8(d)	—	Tenth Amendment, dated as of April 7, 2009, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(15)†
10.8(e)	—	Eleventh Amendment, dated as of March 30, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(18)†
10.8(f)	—	Twelfth Amendment, dated as of December 28, 2010, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(22)†
10.8(g)	—	Thirteenth Amendment, dated as of March 29, 2011, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(24)†
10.8(h)	—	Fourteenth Amendment, dated as of March 27, 2012, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(25)†
10.8(i)	—	Fifteenth Amendment, dated as of April 2, 2013, to Employment Agreement, dated as of November 30, 1999, by and between Robert Hensley and Jos. A. Bank Clothiers, Inc.*(27)†
10.9	—	Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(20)†
10.9(a)	—	First Amendment, dated as of April 2, 2013 to Amended and Restated Employment Agreement, dated as of August 30, 2010, by and between R. Neal Black and Jos. A. Bank Clothiers, Inc.*(27)†
10.10	—	Employment Offer Letter, dated November 20, 2000, from Jos. A. Bank Clothiers, Inc. to Jerry DeBoer.*(4)†
10.10(a)	—	Amendment to Employment Offer Letter, dated as of December 28, 2010, by and between Jerry DeBoer and Jos. A. Bank Clothiers, Inc.*(22)†
10.10(b)	—	Written description of 2012 base salary for Jerry DeBoer.*(25)†

10.11	—	Employment Agreement, dated as of June 3, 2008, between Gary Merry and Jos. A. Bank Clothiers, Inc.* (13)†
10.11(a)	—	First Amendment, dated as of April 7, 2009 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(15)†
10.11(b)	—	Second Amendment, dated as of March 30, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(18)†
10.11(c)	—	Third Amendment, dated as of December 28, 2010 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(22)†
10.11(d)	—	Fourth Amendment, dated as of March 29, 2011 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(24)†
10.11(e)	—	Fifth Amendment, dated as of March 27, 2012 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(25)†
10.11(f)	—	Sixth Amendment, dated as of April 2, 2013 to Employment Agreement, dated as of June 3, 2008, by and between Gary Merry and Jos. A. Bank Clothiers, Inc.*(27)†
10.12	—	2002 Long-Term Incentive Plan.*(6)†
10.13	—	Form of stock option agreement under the 2002 Long-Term Incentive Plan.*(7)†
10.14	—	Collective Bargaining Agreement, dated May 1, 2012, by and between Joseph A. Bank Mfg. Co., Inc. and Mid-Atlantic Regional Joint Board, Local 806.*(27)†
10.15	—	Form of Officer and Director Indemnification Agreement.*(17)†
10.15(a)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(17)†
10.15(b)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Andrew A. Giordano.*(17)†
10.15(c)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(17)†
10.15(d)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and James H. Ferstl.*(17)†
10.15(e)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Gary S. Gladstein.*(17)†
10.15(f)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and William E. Herron.*(17)†
10.15(g)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Henry Homes, III.*(17)†
10.15(h)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and Sidney H. Ritman.*(17)†
10.15(i)	—	Indemnification Agreement dated September 1, 2009 between JoS. A. Bank Clothiers, Inc. and David E. Ullman.*(17)†
10.15(j)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Robert Hensley.*(20)†
10.15(k)	—	Indemnification Agreement dated August 30, 2010 between JoS. A. Bank Clothiers, Inc. and Charles D. Frazer.*(20)†
10.15(l)	—	Indemnification Agreement dated December 18, 2013 between JoS. A. Bank Clothiers, Inc. and Robert N. Wildrick.*(29)†
10.15(m)	—	Indemnification Agreement, dated January 22, 2014, between Jos. A. Bank Clothiers, Inc. and Byron L. Bergren. *(35)†
10.16	—	JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(16)†
10.16(a)	—	Amendment to JoS. A. Bank Clothiers, Inc. Executive Management Incentive Plan.*(18)†
10.17	—	JoS. A. Bank Clothiers, Inc. 2010 Deferred Compensation Plan.*(18)†
10.18	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan.*(18)†
10.19	—
JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – CEO Performance Restricted Stock Unit Award Agreement, dated June 17, 2010, by and between JoS. A. Bank Clothiers, Inc. and R. Neal Black.*(19)†

10.20	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – EVP Performance Restricted Stock Unit Award Agreement.*(19)†
10.21	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit 2010 Award Agreement.*(19)†

10.22	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Annual Award Agreement.*(19)†
10.23	—	JoS. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan – Non-Employee Director Restricted Stock Unit Inaugural Award Agreement.*(19)†
10.24	—	Standstill and Stockholder Agreement, dated February 13, 2014, by and between Jos. A. Bank Clothiers, Inc. and Everest Topco LLC. *(31)
10.25	—	Jos. A. Bank Clothiers, Inc. Transaction Retention Plan *(35)†
10.26	—	Term Sheet, dated as of March 11, 2014, by and between Robert N. Wildrick, Jos. A. Bank Clothiers, Inc. and The Men's Wearhouse, Inc. *(34)
10.27	—	Collective Bargaining Agreement, dated June 1, 2013, by and between Jos. A. Bank Clothiers, Inc. and Local 340, New York New Jersey Regional Joint Board, Workers United.*(35)†
21.1	—	Company subsidiaries.*(24)
23.1	—	Consent of Deloitte & Touche LLP.*(35)
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(35)
31.3	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(36)
31.4	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*(36)
32.1	—	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
32.2	—	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*(35)
101.INS	—	XBRL Instance Document. *(35)
101.SCH	—	XBRL Taxonomy Extension Schema Document. *(35)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document. *(35)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document. *(35)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document. *(35)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document. *(35)

*(1)	—	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed May 3, 1994.
*(2)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 1998 (SEC File No. 000-23874).
*(3)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (SEC File No. 000-23874).
*(4)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 (SEC File No. 033-14657).
*(5)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2002 (SEC File No. 033-14657).
*(6)	—	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14(A) filed May 20, 2002 (SEC File No. 033-14657).
*(7)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 7, 2005 (SEC File No. 033-14657).
*(8)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2005 (SEC File No. 033-14657).
*(9)	—	Incorporated by reference to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006 (SEC File No. 033-14657).
*(10)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 6, 2007 (SEC File No. 033-14657).
*(11)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 20, 2007 (SEC File No. 033-14657).
*(12)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (SEC File No. 000-23874).
*(13)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008 (SEC File No. 000-23874).
*(14)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2008 (SEC File No. 000-23874).

*(15)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 (SEC File No. 000-23874).
*(16)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 18, 2009 (SEC File No. 000-23874).
*(17)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 (SEC File No. 000-23874).
*(18)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.
*(19)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 17, 2010.
*(20)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
*(21)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010.
*(22)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 28, 2010.
*(23)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 2, 2011.
*(24)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.
*(25)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.
*(26)	—	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.
*(27)	—	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
*(28)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated July 2, 2013.
*(29)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 18, 2013.
*(30)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 3, 2014.
*(31)	—	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 14, 2014.
*(32)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 11, 2014.
*(33)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated January 22, 2014.
*(34)	—	Incorporated by reference to the Company's Current Report on Form 8-K, dated March 14, 2014.
*(35)	—	Previously filed with the Annual Report on Form 10-K filed with the SEC on April 2, 2014, which is being amended hereby.
*(36)	—	Filed herewith.
†	—	Exhibit represents a management contract or compensatory plan or arrangement.