Form 10-Q
period 2014-05-03
BANK JOS A CLOTHIERS INC /DE/
filed 2014-06-06
CIK 920033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 4, 2014
Common Stock, $.01 par value	28,004,839

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

Actual results may differ materially from those forecasted due to a variety of factors outside of our control that can affect our operating results, liquidity and financial condition. Such factors include, among others, risks associated with domestic and international economic activity, weather, public health and other factors affecting consumer spending (including negative changes to consumer confidence and other recessionary pressures), higher energy and security costs, the successful implementation of our growth strategy (including our ability to finance our expansion plans), the mix and pricing of goods sold, the effectiveness and profitability of new concepts, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs), seasonality, merchandise trends and changing consumer preferences, the effectiveness of our marketing programs (including compliance with relevant legal requirements), the availability of suitable lease sites for new stores, doing business on an international basis, the ability to source product from our global supplier base, legal and regulatory matters and other competitive factors. The identified risk factors and other factors and risks that may affect our business or future financial results are detailed in our filings with the Securities and Exchange Commission, including, but not limited to, those described under “Risk Factors” in our Form 10-K for fiscal year 2013, as amended by Amendment No. 1 on Form 10-K/A, and this Form 10-Q, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. These risks should be carefully reviewed before making any investment decisions. These cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure you that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, the occurrence of certain events or otherwise, except to the extent required by applicable law, including the requirements of Rule 14d-9(c) under the Exchange Act and Schedule 14D-9. As a result of these risks and others, actual results could vary significantly from those anticipated in this Quarterly Report, and our financial condition and results of operations could be materially adversely affected.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	May 4, 2013	May 3, 2014
	(In thousands, except per share information)
Net sales	$196,055	$217,422
Cost of goods sold	76,869	85,552
Gross profit	119,186	131,870
Operating expenses:
Sales and marketing, including occupancy costs	88,701	96,921
General and administrative	17,532	20,264
Strategic activity costs	—	75,390
Total operating expenses	106,233	192,575
Operating income	12,953	(60,705)
Other income (expense):
Interest income	171	61
Interest expense	(5)	(11)
Total other income (expense)	166	50
Income (loss) before provision for income taxes	13,119	(60,655)
Provision (benefit) for income taxes	5,031	(23,518)
Net income (loss)	$8,088	$(37,137)
Per share information:
Earnings per share:
Basic	$0.29	$(1.33)
Diluted	$0.29	$(1.33)
Weighted average shares outstanding:
Basic	27,965	27,992
Diluted	28,047	27,992
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	February 1, 2014	May 3, 2014
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,531	$338,420
Short-term investments	139,969	—
Accounts receivable, net	13,592	18,278
Inventories:
Finished goods	295,889	319,056
Raw materials	8,433	11,194
Total inventories	304,322	330,250
Prepaid expenses and other current assets	23,060	28,891
Deferred tax asset - current	—	25,406
Total current assets	786,474	741,245
NONCURRENT ASSETS:
Property, plant and equipment, net	148,966	150,980
Other noncurrent assets	298	278
Total assets	$935,738	$892,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,946	$47,696
Accrued expenses	115,023	98,137
Deferred tax liability — current	1,819	—
Total current liabilities	149,788	145,833
NONCURRENT LIABILITIES:
Deferred rent	41,296	40,469
Deferred tax liability — noncurrent	11,158	9,463
Other noncurrent liabilities	1,412	1,360
Total liabilities	203,654	197,125
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock	—	—
Common stock	279	279
Additional paid-in capital	95,825	96,256
Retained earnings	636,044	598,906
Accumulated other comprehensive income (loss)	(64)	(63)
Total stockholders’ equity	732,084	695,378
Total liabilities and stockholders’ equity	$935,738	$892,503
See accompanying notes.

JOS. A. BANK CLOTHIERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	May 4, 2013	May 3, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,088	$(37,137)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	7,493	7,401
Loss on disposals of property, plant and equipment	28	45
Non-cash equity compensation	510	690
Deferred taxes	(542)	(28,920)
Net (increase) in operating working capital and other components	(65,860)	(43,075)
Net cash (used in) operating activities	(50,283)	(100,996)
Cash flows from investing activities:
Capital expenditures	(5,895)	(5,825)
Proceeds from maturities of short-term investments	140,915	139,969
Payments to acquire short-term investments	(124,934)	—
Net cash provided by investing activities	10,086	134,144
Cash flows from financing activities:
Income tax benefit (detriment) from equity compensation plans	(40)	90
Net proceeds from issuance of common stock	—	—
Tax payments related to equity compensation plans	(173)	(349)
Net cash (used in) financing activities	(213)	(259)
Net increase (decrease) in cash and cash equivalents	(40,410)	32,889
Cash and cash equivalents — beginning of period	71,288	305,531
Cash and cash equivalents — end of period	$30,878	$338,420
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by GAAP for comparable annual financial statements. Certain information has been derived from our audited Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A, and certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A.

2.	SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents - Cash and cash equivalents include bank deposit accounts, money market accounts and other highly liquid investments with original maturities of 90 days or less. At May 3, 2014, substantially all of the cash and cash equivalents were invested in U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes (notes issued by the Federal Home Loan Banks).

Short-term Investments - Short-term investments consist of investments in securities with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. At May 3, 2014, we had no short-term investments.

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

Gift Cards and Certificates - We sell gift cards and gift certificates to individuals and companies. Our incentive gift certificates are used by various companies as a reward for achievement for their employees. We also redeem proprietary gift cards and gift certificates marketed by third-party premium/incentive companies. We record a liability (within "Accrued expenses") when a gift card/certificate is purchased. As the gift card/certificate is redeemed, we reduce the liability and record revenue. Substantially all of our gift cards/certificates do not have expiration dates and they are all subject to state escheatment laws. Based on historical experience, gift cards/certificates redemptions after the escheatment due date are remote and we recognize any income (also referred to as “breakage”) on these unredeemed gift cards/certificates on a specific identification basis on the escheatment due date.

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

Equity Compensation -We account for our equity awards in accordance with FASB ASC 718, “Share-Based Payment” (“ASC 718”), which requires the compensation cost resulting from all share-based awards to be recognized in the financial statements. The amount of compensation is measured based on the grant-date fair value of the awards and is recognized over the vesting period of the awards. The vesting of awards to both the officers and directors is subject to service conditions being met, currently ranging from one to three years. Additionally, the vesting of awards to officers is subject to performance conditions being met in the fiscal year that the awards are granted such as, among other things, the attainment of certain annual earnings and performance goals. For these officer awards, we estimate the probability that such goals will be attained based on results-to-date at each interim quarter-end and record compensation cost to "General and administrative expense" for these awards based on the awards projected to vest. For the officers awards granted on April 2, 2014 (the "2014 Awards"), if the Merger (hereafter defined) occurs prior to the end of fiscal year 2014, the Merger Agreement (hereafter defined) provides that the number of shares earned and payable on the closing of the Merger for these awards will be calculated assuming maximum performance with respect to all performance goals and then pro-rated for the number of days elapsed in the performance period at the time of the Merger. Share-based compensation expense recognized for the first quarter of fiscal year 2014 related to equity awards issued under the Jos. A. Bank Clothiers, Inc. 2010 Equity Incentive Plan (“Equity Incentive Plan”) was approximately $0.7 million, and the tax benefit recognized related to this compensation was approximately $0.3 million. As the Merger is anticipated to occur prior to the end of fiscal year 2014, the expense recognized for fiscal year 2014 is reflective of the portion of the 2014 Awards expected to be earned based on the estimated time of the Merger. Share based compensation expense for the first quarter of fiscal year 2013 was approximately $0.5 million and the tax benefit recognized related to this compensation was approximately $0.2 million.

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

3.	SUPPLEMENTAL CASH FLOW DISCLOSURE
The net changes in operating working capital and other components consist of the following:

	Three Months Ended
	May 4, 2013	May 3, 2014
	(In thousands)
(Increase) in accounts receivable	$(10,429)	$(4,686)
(Increase) in inventories	(29,864)	(25,928)
(Increase) in prepaids and other assets	(3,252)	(5,811)
Increase (decrease) in accounts payable	(12,449)	14,750
(Decrease) in accrued expenses	(8,183)	(20,521)
(Decrease) in deferred rent and other noncurrent liabilities	(1,683)	(879)
Net (increase) in operating working capital and other components	$(65,860)	$(43,075)
Interest and income taxes paid were as follows:

	Three Months Ended
	May 4, 2013	May 3, 2014
	(In thousands)
Interest paid	$4	$7
Income taxes paid	$10,957	$26,152
As of May 4, 2013 and May 3, 2014, included in “Property, plant and equipment, net” and “Accrued expenses” in the Condensed Consolidated Balance Sheets are $9.7 million and $10.6 million, respectively, of accrued property, plant and equipment additions that have been incurred but not invoiced by vendors, and therefore, not paid by the end of the respective periods. The net increase in accrued property, plant, and equipment additions of $1.1 million and $3.6 million for the first three months of fiscal years 2013 and 2014, respectively, and are excluded from payments for capital expenditures and changes in accrued expenses in the Condensed Consolidated Statements of Cash Flows, as these changes are non-cash items.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution related to common stock equivalents. The weighted average shares used to calculate basic and diluted EPS are as follows:

	Three Months Ended
	May 4, 2013	May 3, 2014
	(In thousands)
Weighted average shares outstanding for basic EPS	27,965	27,992
Dilutive effect of common stock equivalents	82	—
Weighted average shares outstanding for diluted EPS	28,047	27,992

We use the treasury method for calculating the dilutive effect of common stock equivalents. For the first quarter of fiscal year 2014, the dilutive effect of common stock equivalents was not included since we had a net loss. For the first quarter of fiscal year 2013, there were no anti-dilutive common stock equivalents.

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

The effective income tax rate for the first quarter of fiscal year 2014 was 38.8% as compared with 38.3% for the first quarter of fiscal year 2013. The higher effective rate for the first quarter of fiscal year 2014 as compared to the same period of fiscal year 2013 was primarily related to non-deductible employee compensation expected in fiscal year 2014. The Company has recognized a tax benefit for costs of approximately $27.3 million associated with acquisition-related activities in fiscal year 2014. Certain of these costs may be capitalized for tax purposes if an acquisition is completed, resulting in a reversal of tax benefits previously recognized.

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

Segment data is presented in the following tables:
Three months ended May 3, 2014

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$180,815	$26,046	$10,561	$217,422
Depreciation and amortization	5,913	203	1,285	7,401
Operating income (loss) (b)	30,452	5,143	(96,300)	(60,705)
Capital expenditures (c)	4,370	1	1,454	5,825
Three months ended May 4, 2013

	Stores	Direct Marketing	Corporate and Other	Total
	(In thousands)
Net sales (a)	$165,910	$20,887	$9,258	$196,055
Depreciation and amortization	6,094	204	1,195	7,493
Operating income (loss) (b)	26,462	5,620	(19,129)	12,953
Capital expenditures (c)	5,106	7	782	5,895
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

(b)
Operating income (loss) for the Stores and Direct Marketing segments represents profit before allocations of overhead from the corporate office and the distribution centers (except order fulfillment costs which are allocated to Direct Marketing), interest and income taxes (“four wall” contribution). Total Company shipping costs to customers of approximately $3.4 million and $4.7 million for the first quarter of fiscal years 2013 and 2014, respectively, were recorded to “Sales and marketing, including occupancy costs” in the Condensed Consolidated Statements of Income. Operating income (loss) for “Corporate and Other” consists primarily of costs included in general and administrative costs and strategic activity costs (in fiscal year 2014) and operating income or loss related to the Factory stores and the Franchise stores operating segments. Total operating income represents profit before interest and income taxes.

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
On March 4, 2014, Boston filed a motion for leave to file a second amended complaint that purports to raise direct claims against the Boston Defendants (the “Amended Boston Complaint”). In addition to the allegations described above, the Amended Boston Complaint, among other things, alleges that the Boston Defendants breached their fiduciary duties by moving forward with the Everest Transactions (hereinafter defined) while failing to give good-faith consideration of a revised offer from Java (hereinafter defined) to acquire all outstanding Shares (hereinafter defined) at a price of $63.50 per share. In addition to the requests mentioned above, the Amended Boston Complaint asks the court to (i) determine that the action is a proper derivative action and to excuse demand, and (ii) enjoin the Company from consummating the Everest Transactions. On March 11, 2014, the Company, Men's Wearhouse (hereinafter defined) and Java entered into the Merger Agreement and the Company terminated the Everest Purchase Agreement (hereinafter defined). The Company believes the claims are without merit and intends to defend against them vigorously.
On May 8, 2014, Nicholas Derby, individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Derby Complaint”) against the Company in the Superior Court Department Business Litigation Session for Suffolk County, Massachusetts (C.A. No. 14-1512 BLS). The Derby Complaint alleges, among other things, that the Company violated Massachusetts law through its practice of requiring, as a condition of using a credit card to make a purchase, plaintiff’s and class members’ personal identification information, specifically their ZIP codes. The Derby Complaint seeks, among other relief, class certification, declaratory relief, statutory damages, double or treble damages, litigation expenses and attorneys’ fees. The Company believes the claims are without merit and intends to defend against them vigorously.

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

8.     MERGER ACTIVITY

Java Corp., a Delaware corporation (“Java”) and a wholly owned subsidiary of The Men's Wearhouse, Inc., a Texas corporation, (“Men’s Wearhouse”) has commenced a tender offer to acquire all outstanding shares of common stock of the Company, par value $0.01 per share (such securities, together with the associated preferred share purchase rights, the “Shares”), at a price of $65.00 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”) as more fully disclosed in a Tender Offer Statement on Schedule TO, dated March 20, 2014, (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”). The tender offer and related purchase are upon the terms and subject to the conditions set forth in the Second Amended and Restated Offer to Purchase, dated March 20, 2014, (as amended or supplemented from time to time, the “Offer to Purchase”) and in the related Letter of Transmittal (as amended or supplemented from time to time, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Second Amended Offer”) filed by Java and Men’s Wearhouse with the SEC on March 20, 2014.
The Second Amended Offer is being made pursuant to the Agreement and Plan of Merger, dated as of March 11, 2014, by and among the Company, Men’s Wearhouse and Java (together with any amendments or supplements thereto, the “Merger Agreement”). The Second Amended Offer, if consummated, will be followed by a merger (the “Merger”) of Java with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Men’s Wearhouse, pursuant to the procedure provided under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. In the Merger, any Shares not tendered into the Second Amended Offer, other than Shares held by the Company, Men’s Wearhouse, Java or stockholders who have validly exercised and perfected (and not lost or withdrawn) their appraisal rights under the DGCL, will be cancelled and automatically converted into the right to receive the same per share consideration paid to stockholders in the Second Amended Offer. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (other than (i) Shares held by the Company as treasury stock or owned by Men’s Wearhouse or Java, which will be cancelled and will cease to exist, and (ii) Shares owned by Company’s stockholders who perfect their appraisal rights under the DGCL) will be converted into cash equal in form and amount to the Offer Price paid in the Second Amended Offer. The transactions contemplated under the Merger Agreement and the Second Amended Offer are herein referred as the “Merger Transactions."

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business and operations in the ordinary course and consistent with past practices until the Effective Time. Subject to certain limited exceptions in the Merger Agreement, the Company has agreed not to solicit, initiate or participate in discussions with third parties regarding other proposals to acquire the Company and has agreed to certain restrictions on its ability to respond to such proposals, subject to the exercise of the fiduciary duties of the board of directors of the Company (the “Board”). The Merger Agreement also contains certain termination provisions for the Company and Men’s Wearhouse. If we terminate the Merger Agreement in connection with a superior proposal under certain specified circumstances, we may be required to pay Men’s Wearhouse a termination fee of $60 million. Alternatively, Men’s Wearhouse may be required to pay the Company a termination fee of $75 million if the Merger Agreement is terminated under any of the following conditions: (i) applicable law or a temporary restraining order, preliminary or permanent injunction or other judgment, order or decree, in each case, with respect to Section 7 of the Clayton Antitrust Act of 1914 or any other applicable antitrust law, is entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction in the United States or any material foreign jurisdiction and remains in effect which has the effect of prohibiting the consummation of the Merger Transactions; (ii) if the Second Amended Offer is not consummated by September 30, 2014, and as of such date any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the "HSR Act") applicable to the Second Amended Offer shall not have expired or been terminated; or (iii) subject, in certain cases, to a notice and cure period, there shall have been a material breach by Men’s Wearhouse or Java of the covenant relating to obtaining antitrust and any other regulatory approvals that resulted or would reasonably be expected to result in the failure of Men’s Wearhouse or Java to consummate the closing of the Second Amended Offer or the Merger in accordance with the terms of the Merger Agreement.

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

On March 20, 2014, Men’s Wearhouse and Java amended the Schedule TO to reflect the terms of the Second Amended Offer, including the extension of the expiration date to 5:00 p.m., New York City time on April 9, 2014. Men’s Wearhouse and Java have made subsequent amendments to the Schedule TO to extend the expiration date of the Second Amended Offer further, most recently extending the date to 5:00 p.m., New York City time on June 19, 2014. On May 30, 2014, the Federal Trade Commission granted termination of the waiting period under the HSR Act.

A copy of the Merger Agreement is filed as Exhibit 2.1 to our Annual Report on Form 10-K for fiscal year 2013 and is incorporated herein by reference. The foregoing descriptions of the Merger Agreement and the Second Amended Offer are qualified in their entirety by reference to the Merger Agreement, the Offer to Purchase and the Letter of Transmittal. A copy of the Everest Purchase Agreement is filed as Exhibit 2.2 to our Annual Report on Form 10-K for fiscal year 2013 and is incorporated herein by reference. The foregoing description of the Everest Purchase Agreement is qualified in its entirety by reference to the Everest Purchase Agreement. The acquisition, if completed, may have material impacts on the business strategy, liquidity, operating results, financial commitments, and financial position of the Company. The discussion in this report generally does not address or quantify such impact.

Related to the agreements discussed above, the Company expects to incur transaction-related costs of approximately $100 million to $110 million in fiscal year 2014, including $71.5 million of costs incurred in the first three months of fiscal year 2014, and the amount may vary significantly depending on the timing of the transaction. This range includes the $48.5 million paid to Everest Topco and includes approximately $30 million of costs that are contingent upon the Merger Transactions closing. In addition to the transaction-related costs above, the Company expects to incur incentive compensation costs triggered by the Merger Transactions of approximately $10.5 million to $11.0 million, including $3.9 million of costs recorded in the first three months of fiscal year 2014. These costs of $71.5 million and $3.9 million are included in Strategic activity costs in the accompanying Condensed Consolidated Statements of Income.

9.     RELATED PARTY TRANSACTIONS

The Company has a consulting agreement (the "Consulting Agreement") with Robert N. Wildrick, our current Chairman of the Board to consult on matters of strategic planning and initiatives. As a result of the Merger Agreement, the Company, Men’s Wearhouse and Mr. Wildrick entered into a binding term sheet (the “Term Sheet”) with respect to the compensation of Mr. Wildrick and the obligations of the Company under the Consulting Agreement, and certain other agreements of Mr. Wildrick, the Company and Men's Wearhouse. The Term Sheet generally provides that (i) pursuant to the Consulting Agreement, Mr. Wildrick will be paid $1.8 million in respect of consulting services he has provided through March 8, 2014 in excess of those required under the Consulting Agreement, (ii) the amount of such additional fees Mr. Wildrick may earn between March 11, 2014 and the consummation of the Merger Transactions is limited to $.5 million. Through the first three months of fiscal year 2014, the Company incurred approximately $2.3 million of additional consulting fees as a result of the additional services performed by Mr. Wildrick which are included in Strategic activity costs in the accompanying Condensed Consolidated Statements of Income. For a more detailed description of the Consulting Agreement see our annual report on Form 10-K for fiscal year ended 2013, as amended by Amendment No. 1 on Form 10-K/A.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information that follows should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 on Form 10-K/A.

Overview - For the first quarter of fiscal year 2014, we had a net loss of $37.1 million as compared with net income of $8.1 million for the first quarter of fiscal year 2013. We had a loss of $1.33 per diluted share in the first quarter of fiscal year 2014 as compared with earnings of $0.29 per diluted share in the first quarter of fiscal year 2013. During the first three months of fiscal year 2014, the Company incurred approximately $75.4 million of fees and expenses related to the Company's strategic activity relating to Men’s Wearhouse and Eddie Bauer ("Strategic Activity"), including the $48.5 million termination fee and expense reimbursement paid to the owner of Eddie Bauer and legal and professional fees and expenses and increased incentive compensation triggered by this Strategic Activity. Had this Strategic Activity not occurred, earnings would have been significantly more favorable for the first quarter of fiscal year 2014 and we would have reported net income and earnings per share for the period.

The results of the first quarter of fiscal year 2014 (excluding the Strategic Activity costs), as compared to the first quarter of fiscal year 2013, were primarily driven by:

•	10.9% increase in net sales, driven by a 9.0% increase in the Stores segment sales, which includes the impact of new stores opened, and a 24.7% increase in the Direct Marketing segment sales;

•	6.1% increase in comparable store sales and a 8.4% increase in combined comparable store and Internet sales;

•	10 basis point decrease in gross profit margins (gross profit as a percent of net sales) primarily due to lower net average selling prices, partially offset by lower sourcing costs;

•
60 basis point decrease in sales and marketing expenses as a percentage of net sales driven primarily by lower occupancy costs, lower store and direct marketing payroll costs and slightly lower advertising and marketing costs as a percentage of net sales, partially offset by higher other variable selling costs as a percentage of net sales; and

•
40 basis point increase in general and administrative expenses as a percentage of net sales driven primarily by higher corporate compensation costs (which includes benefit costs and total company performance based incentive compensation other than commissions, excluding incentive compensation triggered by the Strategic Activity), other corporate overhead and distribution center costs as a percentage of net sales.

As of the end of the first quarter of fiscal year 2014, we had 638 stores, consisting of 578 Company-owned Full-line Stores, 45 Company-owned Factory stores and 15 stores owned and operated by franchisees. We opened 10 stores in the first three months of fiscal year 2014, including 7 Full-line stores and 3 Factory stores and we did not close any stores in the first three months of fiscal year 2014. In the past five completed fiscal years, we have opened 179 stores. Specifically, there were 14 new stores opened in fiscal year 2009, 36 new stores opened in fiscal year 2010, 53 new stores opened in fiscal year 2011, 46 new stores in fiscal year 2012, and 30 new stores in fiscal year 2013.

Including the 10 stores opened in the first three months of fiscal year 2014, we expect to open approximately 30 to 37 stores in fiscal year 2014. Currently, we believe that the chain can be grown to approximately 800 stores consisting of approximately 700 Full-line Stores and approximately 100 Factory stores in the United States.

Capital expenditures in fiscal year 2014 are expected to be approximately $26 million to $30 million, primarily to fund the opening of approximately 30 to 37 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2013 primarily related to stores opened in fiscal year 2013 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2014 which are not expected to be paid until fiscal year 2015. The capital expenditures include the cost of the construction of leasehold improvements for new stores and renovated or relocated stores, of which approximately $3.0 million to $4.0 million is expected to be reimbursed through landlord contributions.

From the end of the first quarter of fiscal year 2013 to the end of the first quarter of fiscal year 2014, inventory decreased $30.1 million or 8.4% due primarily to lower finished goods inventory levels which largely reflects strong sales this quarter combined with the weak sell-through we had in certain seasonal categories last year, as well as lower unit costs in some categories, partially offset by additional inventory related to new stores opened. In addition, the decline was related to lower raw materials inventory levels. By the end of fiscal year 2014, we estimate that inventory will increase at a growth rate in the high single digits, depending on sales and other factors in fiscal year 2014.
Recent Developments
Java Corp., a Delaware corporation (“Java”) and a wholly owned subsidiary of The Men's Wearhouse, Inc., a Texas corporation, (“Men’s Wearhouse”) has commenced a tender offer to acquire all outstanding shares of common stock of the Company, par value $0.01 per share (such securities, together with the associated preferred share purchase rights, the “Shares”), at a price of $65.00 per Share, net to the seller in cash (less any required withholding taxes and without interest) (the “Offer Price”) as more fully disclosed in a Tender Offer Statement on Schedule TO, dated March 20, 2014, (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”). The tender offer and related purchase are upon the terms and subject to the conditions set forth in the Second Amended and Restated Offer to Purchase, dated March 20, 2014, (as amended or supplemented from time to time, the “Offer to Purchase”) and in the related Letter of Transmittal (as amended or supplemented from time to time, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Second Amended Offer”) filed by Java and Men’s Wearhouse with the SEC on March 20, 2014.
The Second Amended Offer is being made pursuant to the Agreement and Plan of Merger, dated as of March 11, 2014, by and among the Company, Men’s Wearhouse and Java (together with any amendments or supplements thereto, the “Merger Agreement”). The Second Amended Offer, if consummated, will be followed by a merger (the “Merger”) of Java with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of Men’s Wearhouse, pursuant to the procedure provided under Section 251(h) of the Delaware General Corporation Law (the “DGCL”) without any additional stockholder approvals. In the Merger, any Shares not tendered into the Second Amended Offer, other than Shares held by the Company, Men’s Wearhouse, Java or stockholders who have validly exercised and perfected (and not lost or withdrawn) their appraisal rights under the DGCL, will be cancelled and automatically converted into the right to receive the same per share consideration paid to stockholders in the Second Amended Offer. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (other than (i) Shares held by the Company as treasury stock or owned by Men’s Wearhouse or Java, which will be cancelled and will cease to exist, and (ii) Shares owned by Company’s stockholders who perfect their appraisal rights under the DGCL) will be converted into cash equal in form and amount to the Offer Price paid in the Second Amended Offer. The transactions contemplated under the Merger Agreement and the Second Amended Offer are herein referred as the “Merger Transactions.”

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business and operations in the ordinary course and consistent with past practices until the Effective Time. Subject to certain limited exceptions in the Merger Agreement, the Company has agreed not to solicit, initiate or participate in discussions with third parties regarding other proposals to acquire the Company and has agreed to certain restrictions on its ability to respond to such proposals, subject to the exercise of the fiduciary duties of the board of directors of the Company (the “Board”). The Merger Agreement also contains certain termination provisions for the Company and Men’s Wearhouse. If we terminate the Merger Agreement in connection with a superior proposal under certain specified circumstances, we may be required to pay Men’s Wearhouse a termination fee of $60 million. Alternatively, Men’s Wearhouse may be required to pay the Company a termination fee of $75 million if the Merger Agreement is terminated under any of the following conditions: (i) applicable law or a temporary restraining order, preliminary or permanent injunction or other judgment, order or decree, in each case, with respect to Section 7 of the Clayton Antitrust Act of 1914 or any other applicable antitrust law, is entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction in the United States or any material foreign jurisdiction and remains in effect which has the effect of prohibiting the consummation of the Merger Transactions; (ii) if the Second Amended Offer is not consummated by September 30, 2014, and as of such date any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the "HSR Act") applicable to the Second Amended Offer shall not have expired or been terminated; or (iii) subject, in certain cases, to a notice and cure period, there shall have been a material breach by Men’s Wearhouse or Java of the covenant relating to obtaining antitrust and any other regulatory approvals that resulted or would reasonably be expected to result in the failure of Men’s Wearhouse or Java to consummate the closing of the Second Amended Offer or the Merger in accordance with the terms of the Merger Agreement.

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

On March 20, 2014, Men’s Wearhouse and Java amended the Schedule TO to reflect the terms of the Second Amended Offer, including the extension of the expiration date to 5:00 p.m., New York City time on April 9, 2014. Men’s Wearhouse and Java have made subsequent amendments to the Schedule TO to extend the expiration date of the Second Amended Offer further, most recently extending the date to 5:00 p.m., New York City time on June 19, 2014. On May 30, 2014, the Federal Trade Commission granted termination of the waiting period under the HSR Act.

A copy of the Merger Agreement is filed as Exhibit 2.1 to our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A, and is incorporated herein by reference. The foregoing descriptions of the Merger Agreement and the Second Amended Offer are qualified in their entirety by reference to the Merger Agreement, the Offer to Purchase and the Letter of Transmittal. A copy of the Everest Purchase Agreement is filed as Exhibit 2.2 to our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A, and is incorporated herein by reference. The foregoing description of the Everest Purchase Agreement is qualified in its entirety by reference to the Everest Purchase Agreement. The acquisition, if completed, may have material impacts on the business strategy, liquidity, operating results, financial commitments, and financial position of the Company. The discussion in this report generally does not address or quantify such impact.

Related to the agreements discussed above, the Company expects to incur transaction-related costs of approximately $100 million to $110 million in fiscal year 2014, including $71.5 million of costs incurred in the first three months of fiscal year 2014, and the amount may vary significantly depending on the timing of the transaction. This range includes the $48.5 million paid to Everest Topco and includes approximately $30 million of costs that are contingent upon the Merger Transactions closing. In addition to the transaction-related costs above, the Company expects to incur incentive compensation costs triggered by the Merger Transactions of approximately $10.5 million to $11.0 million, including $3.9 million of costs recorded in the first three months of fiscal year 2014. These costs of $71.5 million and $3.9 million are included in Strategic activity costs in the accompanying Condensed Consolidated Statements of Income.

Critical Accounting Policies and Estimates - In preparing the consolidated financial statements, a number of assumptions and estimates are made that, in the judgment of management, are proper in light of existing general economic and company-specific circumstances. For a detailed discussion of the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A.

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

To calculate the estimated market value of our inventory, we periodically perform a detailed review of all of our major inventory classes and stock-keeping units and perform an analytical evaluation of aged inventory on a quarterly basis. Semi-annually, we compare the on-hand units and season-to-date unit sales (including actual selling prices) to the sales trend and estimated prices required to sell the units in the future, which enables us to estimate the amount which may have to be sold below cost. Substantially all of the units sold below cost are sold in our Factory stores, through our Internet websites and catalog call center or on clearance at the Full-line Stores, typically within 24 months of purchase. Our costs in excess of selling price for units sold below cost totaled $2.4 million and $1.7 million in fiscal year 2013 and fiscal year 2012, respectively. We reduce the carrying amount of our current inventory value for products in inventory that may be sold below cost. If the amount of inventory which is sold below cost differs from the estimate, our inventory valuation adjustment could change.

Asset Valuation. Long-lived assets, such as property, plant and equipment subject to depreciation, are reviewed for impairment to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds our estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The asset valuation estimate is principally dependent on our ability to generate profits at both the Company and store levels. These levels are principally driven by the sales and gross profit trends, which we closely monitor. While we perform a quarterly review of our long-lived assets to determine if impairment exists, the fourth quarter is typically the most significant quarter to make such a determination since it provides the best indication of performance trends in the individual stores. There were no asset valuation charges in either the first three months of fiscal year 2014 or the first three months of fiscal year 2013.

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

	Percentage of Net Sales
	Three Months Ended
	May 4, 2013	May 3, 2014
Net sales	100.0%	100.0%
Cost of goods sold	39.2	39.3
Gross profit	60.8	60.7
Sales and marketing expenses	45.2	44.6
General and administrative expenses	8.9	9.3
Strategic activity costs	—	34.7
Total operating expenses	54.2	88.6
Operating income	6.6	(27.9)
Total other income	0.1	—
Income before provision for income taxes	6.7	(27.9)
Provision for income taxes	2.6	(10.8)
Net income	4.1%	(17.1)%
Net Sales — Net sales increased 10.9% to $217.4 million in the first quarter of fiscal year 2014 as compared with $196.1 million in the first quarter of fiscal year 2013.
The total net sales increase for the first quarter of fiscal year 2014 includes an increase in the Stores segment of 9.0% as compared to the same period in fiscal year 2013 which was driven primarily by an increase in comparable stores sales and the impact of new stores opened. The increase in comparable store sales of 6.1% for the first quarter of fiscal year 2014 was due primarily to higher dollars per transaction and slightly higher traffic (as measured by number of transactions). Comparable store sales include merchandise and tuxedo rental sales generated in all Company-owned stores that have been open for at least 13 full months.
Direct Marketing segment sales increased 24.7% for the first quarter of fiscal year 2014 as compared to the same periods in fiscal year 2013, driven primarily by an increase in the Internet channel, which represents the primary portion of this reportable segment. The increase in the Internet channel for the first quarter of fiscal year 2014 was primarily the result of higher traffic and higher conversion rates, partially offset by lower average order values, partially driven by higher clearance activity.
Combined comparable store and Internet sales in the first quarter of fiscal year 2014 increased 8.4% when compared to the same period in fiscal year 2013.
Of our major product categories, unit sales for the first quarter of fiscal year 2014 grew strongly in the other clothing, sportswear, dress shirts and suits categories.

The following table summarizes store opening and closing activity during the respective periods.

	Three Months Ended
	May 4, 2013		May 3, 2014
	Stores	Square Feet*	Stores	Square Feet*
Stores open at the beginning of the period	602	2,699	628	2,808
Stores opened	5	22	10	39
Stores closed	(1)	(3)	—	—
Stores open at the end of the period	606	2,718	638	2,847

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

Gross profit totaled $131.9 million or 60.7% of net sales in the first quarter of fiscal year 2014, as compared with $119.2 million or 60.8% of net sales in the first quarter of fiscal year 2013, an increase in gross profit dollars of approximately $12.7 million and a decrease in the gross profit margin (gross profit as a percent of net sales) of 10 basis points. The gross profit margin decrease for the first quarter of fiscal year 2014 was due primarily to lower average selling prices, partially offset by lower sourcing costs. The Company realized lower net average selling prices which was driven by an increased volume of clearance products and increased promotional activity for certain product categories, partially offset by changes in the mix of products sold and higher alteration revenue and the leveraging of tailoring costs. We estimate that these lower net selling prices reduced the gross margin by approximately 30 basis points. Additionally, during the first quarter of fiscal year 2014 we benefited from lower sourcing costs, which we estimate increased the gross profit margin by approximately 20 basis points.

As stated in our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A and within this Form 10-Q, we are subject to certain risks that may affect our gross profit, including risks of doing business on an international basis, the market price of key raw materials (such as wool and cotton) and other production inputs (such as labor costs) and risks associated with domestic and international economic activity and inflation. We expect to continue to be subject to these gross profit risks in the future. Specifically, with respect to the costs of raw materials, our products are manufactured using several key raw materials, most notably wool and cotton. Although prices on wool and cotton have stabilized in 2014, the prices on other commodities such as leather, silk and cashmere, as well as other costs in the supply chain, continue to fluctuate and have a significant impact on our product costs which could potentially have a negative impact on our gross profit in fiscal year 2014. Our gross profit could also be adversely impacted by changes in our mix of products sold. Additionally, our gross profit margin may be negatively impacted during the development phase of some of our new business initiatives such as the tuxedo rental business and the Factory store concept.

Sales and Marketing Expenses - Sales and marketing expenses consist primarily of a) Full-line Store, Factory store and Direct Marketing occupancy, payroll, selling and other variable selling costs (which include shipping costs to customers and credit card processing fees, among other costs) and b) total Company advertising and marketing expenses. Sales and marketing expenses increased to $96.9 million or 44.6% of net sales in the first quarter of fiscal year 2014 from $88.7 million or 45.2% of net sales in the first quarter of fiscal year 2013. The decrease as a percentage of sales for the first quarter of fiscal year 2014 was due primarily to lower occupancy, lower Store and Direct Marketing payroll costs and slightly lower advertising and marketing costs as a percentage of sales, driven primarily by the sales increases which provided leverage on these costs. The favorable impact of these costs was partially offset by higher other variable selling costs as a percentage of sales, due primarily to higher shipping costs to customers driven largely by the growth in the Direct Marketing business.

The components of the sales and marketing expense increases of $8.2 million for the first three months of fiscal year 2014 as compared to the same period of fiscal year 2013 are as follows.

Fiscal Year 2014 Compared to Fiscal Year 2013
Three Months Ended
(In millions)
Occupancy Costs	$2.7
Advertising & Marketing Costs	1.2
Selling Payroll Costs, Including Benefits	2.4
Other Variable Selling Costs	1.9
Total	$8.2

We expect sales and marketing expenses to increase for the remainder of fiscal year 2014 as compared to the same period of fiscal year 2013 primarily as a result of our anticipated opening of approximately 30 to 37 new stores in fiscal year 2014, the full year operation of stores that were opened during fiscal year 2013, increases in advertising and marketing costs and costs related to new business initiatives.

General and Administrative Expenses - General and administrative (“G&A”) expenses, which consist primarily of corporate and distribution center costs, were $20.3 million and $17.5 million for the first quarter of fiscal years 2014 and 2013, respectively. As a percentage of net sales, G&A expenses increased to 9.3% in the first quarter of fiscal year 2014, as compared with 8.9% in the first quarter of fiscal year 2013. The higher level of expenses as a percentage of net sales for the first quarter of fiscal year 2014 was driven primarily by higher corporate compensation costs (which includes benefit costs and total company performance based incentive compensation other than commissions, excluding incentive compensation triggered by the Strategic Activity), other corporate overhead and distribution center costs as a percentage of net sales.

The components of the G&A expense increase of $2.8 million for the first three months of fiscal year 2014 are as follows.

Fiscal Year 2014 Compared to Fiscal Year 2013
Three Months Ended
(In millions)
Corporate Compensation, Including Benefits	$1.3
Distribution Center Costs	0.6
Professional Fees & Outsourced Services	—
Other Corporate Overhead Costs	0.9
Total	$2.8

G&A expenses may increase for the remainder of fiscal year 2014 as compared to the same period of fiscal year 2013 as a result of growth in the business.

Strategic Activity Costs - During the first three months of fiscal year 2014, the Company incurred approximately $75.4 million of Strategic Activity costs. This included $71.5 million of fees and expenses, including the $48.5 million termination fee and expense reimbursement paid to the owner of Eddie Bauer and legal and professional fees and expenses, and an increase of $3.9 million in incentive compensation triggered by the Strategic Activity. Strategic Activity costs are expected to increase for the remainder of fiscal year 2014 due to additional transaction-related costs related to the agreement with The Men's Wearhouse.

Other Income (Expense) - Other income (expense), which is comprised solely of net interest income, for the first three months of fiscal year 2014 was $0.1 million and for the first three months of fiscal year 2013 was $0.2 million of income. The lower net interest income in fiscal year 2014 compared to fiscal year 2013 was primarily due to lower interest rates, partially offset by higher average cash and short-term investment balances. Our net interest income is primarily a result of earnings from investments in short-term treasury bills and overnight federally-sponsored agency notes (notes issued by the Federal Home Loan Banks).

Income Taxes - The effective income tax rate for the first quarter of fiscal year 2014 was 38.8% as compared to 38.3% for the first quarter of fiscal year 2013. The higher effective rate for the first quarter of fiscal year 2014 as compared to the same period of fiscal year 2013 was primarily related to non-deductible employee compensation expected in fiscal year 2014.
The Company has recognized a tax benefit for costs of approximately $27.3 million associated with acquisition-related activities in fiscal year 2014. Certain of these costs may be capitalized for tax purposes if an acquisition is completed, resulting in a reversal of tax benefits previously recognized.

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

The following table summarizes our sources and uses of funds as reflected in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	May 4, 2013	May 3, 2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(50,283)	$(100,996)
Investing activities	10,086	134,144
Financing activities	(213)	(259)
Net increase (decrease) in cash and cash equivalents	$(40,410)	$32,889

Our cash and cash equivalents consist primarily of U.S. Treasury bills with original maturities of 90 days or less and overnight federally-sponsored agency notes (notes issued by the Federal Home Loan Banks). Our short-term investments consist of U.S. Treasury bills with remaining maturities of less than one year, excluding investments with original maturities of 90 days or less. The following table summarizes our cash and cash equivalents and short-term investments and debt balances as of the respective period ends:

	May 4, 2013	February 1, 2014	May 3, 2014
	(In thousands)
Cash and cash equivalents	$30,878	$305,531	$338,420
Short-term investments	289,852	139,969	—
Total	$320,730	$445,500	$338,420

Long-term debt	$—	$—	$—

The significant changes in sources and uses of funds through May 3, 2014 are discussed below.

Cash used in our operating activities of $101.0 million in the first three months of fiscal year 2014 was primarily the result of an increase in operating working capital and other components of $43.1 million, by a net loss of $37.1 million and an increase in net deferred tax assets of $28.9 million related primarily to the tax benefit associated with the Strategic Activity costs, partially offset by depreciation and amortization and other non-cash items of $8.1 million. The increase in operating working capital and other components included the following:

•	an increase in inventory of $25.9 million primarily as a result of the replenishment of units sold in fiscal 2013 and the opening of new stores;

•
a reduction in accrued expenses totaling $20.5 million (excluding accrued property, plant and equipment) related primarily to the payment of income taxes that had been accrued at the end of fiscal year 2013;

•	an increase in prepaids and other assets of $5.8 million primarily as a result of a prepaid tax position;

•
an increase in accounts receivable of $4.7 million due primarily to higher credit card receivables from transactions through American Express, MasterCard and Visa as a result of increased sales near the end of the first quarter of fiscal year 2014 as compared with the end of fiscal year 2013; and

•	an increase in accounts payable of $14.8 million due primarily to the timing of payments to vendors.

Accounts payable represent all short-term liabilities for which we have received a vendor invoice prior to the end of the reporting period. Accrued expenses represent all other short-term liabilities related to, among other things, vendors from whom invoices have not been received, employee compensation, federal and state income taxes and unearned gift cards and gift certificates.
From the end of the first quarter of fiscal year 2013 to the end of the first quarter of fiscal year 2014, inventory decreased $30.1 million or 8.4% due primarily to lower finished goods inventory levels which largely reflects strong sales this quarter combined with the weak sell-through we had in certain seasonal categories last year, as well as lower unit costs in some categories, partially offset by additional inventory related to new stores opened. In addition, the decline was related to lower raw materials inventory levels. By the end of fiscal year 2014, we estimate that inventory will increase at a growth rate in the high single digits, depending on sales and other factors in fiscal year 2014.
Cash provided by investing activities of $134.1 million for the first three months of fiscal year 2014 relates to $140.0 million of net proceeds from short-term investments, partially offset by $5.8 million of payments for capital expenditures, as described below.

Cash used in financing activities of $0.3 million relates primarily to tax payments associated with equity compensation plans.

We spent approximately $5.8 million on capital expenditures in the first three months of fiscal year 2014 primarily related to payments for the stores opened or constructed during the first three months of the fiscal year in addition to expenditures related to the expansion and maintenance of our distribution capacity and systems infrastructure projects. Also, capital expenditures for the period include payments for property, plant and equipment additions accrued at fiscal year-end 2013 for amounts that were incurred but not invoiced by vendors related to stores opened. For the stores opened, renovated and relocated in the first three months of fiscal year 2014, we negotiated approximately $1.1 million of landlord contributions. The table below summarizes the landlord contributions that were negotiated and collected related to the stores opened, renovated and relocated in fiscal years 2014 and 2013.

	Negotiated Amounts	Amounts Collected in Fiscal Year 2013	Amounts Collected in Fiscal Year 2014	Amounts Outstanding May 3, 2014
	(In thousands )
Full Fiscal Year 2013 Store Openings (30 Stores), Renovations and Relocations	$4,204	$2,378	$1,367	$459
First Three Months of Fiscal Year 2014 Store Openings (10 Stores), Renovations and Relocations	1,082	—	81	1,001
	$5,286	$2,378	$1,448	$1,460

Substantially all of the outstanding amounts of the landlord contributions for the stores opened, renovated and relocated in fiscal year 2014 are expected to be received within the next 12 months.

For fiscal year 2014, we expect to spend approximately $26 million to $30 million on capital expenditures, primarily to fund the anticipated opening of approximately 30 to 37 new stores, the renovation and/or relocation of several stores, the implementation of various systems and infrastructure projects and the expansion and maintenance of our distribution capacity. In addition, these capital expenditures include payments for property, plant and equipment additions accrued at the end of fiscal year 2013 primarily related to stores opened in fiscal year 2013 and exclude amounts for that portion of property, plant and equipment additions in fiscal year 2014 which are not expected to be paid until fiscal year 2015.

The capital expenditures include the cost of the construction of leasehold improvements for new stores and renovated or relocated stores, of which approximately $3.0 million to $4.0 million is expected to be reimbursed through landlord contributions. These amounts are typically paid by the landlords after we complete construction and receive the appropriate lien waivers from contractors.

As a result of transaction-related costs related to the agreements with Men's Wearhouse and Everest Topco, the Company expects to pay approximately $100 million to $110 million in fiscal year 2014, including $71.5 million of costs incurred in the first three months of fiscal year 2014, and the amount may vary significantly depending on the timing of the transaction. Within this range is approximately $30 million which is contingent upon the Merger Transactions closing. In addition to the transaction-related costs above, the Company expects to incur incentive compensation costs triggered by the Merger Transactions of approximately $10.5 million to $11.0 million, including $3.9 million of costs recorded in the first three months of fiscal year 2014. These costs of $71.5 million and $3.9 million are included in Strategic activity costs in the accompanying Condensed Consolidated Statements of Income.
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

The following table reflects a summary of our contractual cash obligations and other commercial commitments for the periods indicated, including amounts paid in the first three months of fiscal year 2014, except for inventory purchase commitments, which reflect only future amounts.

Contractual Obligations and Commercial Commitments	Payments Due by Period
	(In thousands)
	2014	2015 - 2017	2018 - 2019	Beyond 2019	Total(f)
Operating lease obligations (a) (b)	$80,487	$209,681	$96,392	$113,733	$500,293
Inventory purchase commitments (c)	292,028	—	—	—	292,028
Related party agreement (d)	825	825	—	—	1,650
License agreement (e)	165	165	—	—	330
Total	373,505	210,671	96,392	113,733	794,301
___________________________

(a)	Includes various lease agreements signed prior to May 3, 2014 for stores to be opened and equipment placed in service subsequent to May 3, 2014.

(b)	Excludes contingent rent and other lease costs.

(c)
Represents the value of expected future inventory purchases for receipts through fiscal year 2014 for which purchase orders have been issued or other commitments have been made to vendors as of May 3, 2014.

(d)
Relates to a consulting agreement with our current Chairman of the Board to consult on matters of strategic planning and initiatives. Fiscal year 2014 excludes the additional consulting fees of $2.3 million that were incurred as a result of additional services performed on strategic activities. For a description of the consulting agreement see our annual report on Form 10-K for fiscal year ended 2013, as amended by Amendment No. 1 on Form 10-K/A.

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

At May 3, 2014, we were not a party to any derivative financial instruments. We do business with all of our product vendors in U.S. currency and do not have direct foreign currency risk. However, a devaluation of the U.S. dollar against the foreign currencies of our suppliers could have a material adverse effect on our product costs and resulting gross profit. We currently invest substantially all of our excess cash in short-term investments, primarily in U.S. Treasury bills with original maturities of less than one year, overnight federally-sponsored agency notes and money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our net interest income or expense. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. A 100 basis point change in interest rates would have changed interest income by approximately $3.7 million in fiscal year 2013.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of May 3, 2014, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 3, 2014.
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

On March 4, 2014, Boston filed a motion for leave to file a second amended complaint that purports to raise direct claims against the Boston Defendants (the “Amended Boston Complaint”). In addition to the allegations described above, the Amended Boston Complaint, among other things, alleges that the Boston Defendants breached their fiduciary duties by moving forward with the Everest Transactions (hereinafter defined) while failing to give good-faith consideration of a revised offer from Java (hereinafter defined) to acquire all outstanding Shares (hereinafter defined) at a price of $63.50 per share. In addition to the requests mentioned above, the Amended Boston Complaint asks the court to (i) determine that the action is a proper derivative action and to excuse demand, and (ii) enjoin the Company from consummating the Everest Transactions. On March 11, 2014, the Company, Men's Wearhouse (hereinafter defined) and Java entered into the Merger Agreement and the Company terminated the Everest Purchase Agreement (hereinafter defined). The Company believes the claims are without merit and intends to defend against them vigorously.
On May 8, 2014, Nicholas Derby, individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Derby Complaint”) against the Company in the Superior Court Department Business Litigation Session for Suffolk County, Massachusetts (C.A. No. 14-1512 BLS). The Derby Complaint alleges, among other things, that the Company violated Massachusetts law through its practice of requiring, as a condition of using a credit card to make a purchase, plaintiff’s and class members’ personal identification information, specifically their ZIP codes. The Derby Complaint seeks, among other relief, class certification, declaratory relief, statutory damages, double or treble damages, litigation expenses and attorneys’ fees. The Company believes the claims are without merit and intends to defend against them vigorously.
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

Item 1A.Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A are not the only risks facing us. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal year 2013, as amended by Amendment No. 1 to Form 10-K/A, except for the following:
We rely heavily on a limited number of key suppliers, the loss of any of which could cause a significant disruption to our business and negatively affect our business.
Historically, we have purchased a substantial portion of our products from a limited number of suppliers throughout the world. During fiscal year 2013, approximately 52% of our total product purchases were sourced through a single buying agent and we expect to continue this relationship in fiscal year 2014 and beyond. Also, we had one other buying agent that sourced 6% of our products in fiscal year 2013. In addition, five individual suppliers each provided over 5% of our product purchases in fiscal year 2013 for a combined total of approximately 44% of our total product purchases. The loss of this buying agent or any of these key suppliers or any significant interruption in our product supply, such as manufacturing problems or shipping delays, could have an adverse effect on our business due to lost sales, excessive markdowns or delays in finding alternative sources, and could result in increased costs. In addition, the current economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, liquidations and other unfavorable events for industry suppliers. Key vendors may also be affected by natural disasters such as earthquakes, tsunamis and flooding which could adversely impact their operations. These suppliers may not be able to overcome any such difficulties which could lead to interruptions in our product supply and could also lead to increases in the costs that we pay for our products as any surviving suppliers could be in better positions to increase their prices.
In late May 2013, our second largest vendor (representing approximately 10% of our total purchases in fiscal year 2012) suffered a fire at one of its production facilities. In fiscal year 2012, approximately 6% of our total purchases were produced at the affected facility. As a result of this fire, through the second quarter of fiscal year 2014, we anticipate a disruption in the supply of goods which had previously been produced at the affected facility. We are attempting to mitigate the impact of this disruption by utilizing alternative vendors and by taking the disruption into account when managing our existing supply of affected inventory. We do not currently expect that the supply disruption will have a significant negative impact on our business. However, if our mitigation efforts are not successful, if the disruption lasts longer than expected or if there is a significant disruption of supply from any of our other vendors, our business, financial condition and results of operations could be materially, adversely affected.

Item 6.	Exhibits
Exhibits

2.1	Agreement and Plan of Merger, dated as of March 11, 2014, by and among The Men's Wearhouse, Java Corp. and Jos. A. Bank Clothiers, Inc..*(1)
2.2	Membership Interest Purchase Agreement, dated as of February 13, 2014, by and among Everest Topco, LLC., Everest Holdings LLC. and Jos. A. Bank Clothiers, Inc..*(1)
4.2(b)	Second Amendment to Rights Agreement, dated as of February 14, 2014.*(1)
4.2(c)	Third Amendment to Rights Agreement, dated as of March 11, 2014.*(1)
10.24	Standstill and Stockholder Agreement, dated February 13, 2014, by and between Jos. A. Bank Clothiers, Inc. and Everest Topco LLC. *(1)
10.25	Jos. A. Bank Clothiers, Inc. Transaction Retention Plan *(1)
10.26	Term Sheet, dated as of March 11, 2014, by and between Robert N. Wildrick, Jos. A. Bank Clothiers, Inc. and The Men's Wearhouse, Inc. *(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*(1)	Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jos. A. Bank Clothiers, Inc. (Registrant)
Dated:	June 6, 2014	/s/ DAVID E. ULLMAN
David E. Ullman
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index
Exhibits

2.1	Agreement and Plan of Merger, dated as of March 11, 2014, by and among The Men's Wearhouse, Java Corp. and Jos. A. Bank Clothiers, Inc..*(1)
2.2	Membership Interest Purchase Agreement, dated as of February 13, 2014, by and among Everest Topco, LLC., Everest Holdings LLC. and Jos. A. Bank Clothiers, Inc..*(1)
4.2(b)	Second Amendment to Rights Agreement, dated as of February 14, 2014.*(1)
4.2(c)	Third Amendment to Rights Agreement, dated as of March 11, 2014.*(1)
10.24	Standstill and Stockholder Agreement, dated February 13, 2014, by and between Jos. A. Bank Clothiers, Inc. and Everest Topco LLC. *(1)
10.25	Jos. A. Bank Clothiers, Inc. Transaction Retention Plan *(1)
10.26	Term Sheet, dated as of March 11, 2014, by and between Robert N. Wildrick, Jos. A. Bank Clothiers, Inc. and The Men's Wearhouse, Inc. *(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*(1)	Incorporated by reference to the Company's Annual Report on Form 10-K, dated April 2, 2014.